Form 10-K
period 2000-12-31
ADVANSTAR COMMUNICATIONS INC
filed 2001-04-16
CIK 1062771

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
                                    FORM 10-K
                             ----------------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                          ADVANSTAR COMMUNICATIONS INC.

             (Exact name of Registrant as specified in its charter)

                             ----------------------

                NEW YORK                                 59-2757389
                --------                                 ----------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

                         545 BOYLSTON STREET, 9TH FLOOR
                                BOSTON, MA 02116
                                ----------------
                    (Address of principal executive offices,
                               including zip code)

                                 (617) 267-6500
                                 --------------
              (Registrant's telephone number, including area code)

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: NONE

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of April 13, 2001 none of the registrant's common stock was held by non-affiliates of the registrant.

As of April 13, 2001, the registrant had 1,000,000 shares of common stock issued and outstanding.

                             ----------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Filings made by companies with the Securities and Exchange Commission sometimes "incorporate information by reference." This means that the company is referring you to information that was previously filed with the SEC, and this information is considered to be part of the filing you are reading. The following materials are incorporated by reference into this Form 10-K: None

================================================================================

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I
     Item 1:    Business......................................................................................  1
     Item 2:    Properties.................................................................................... 17
     Item 3:    Legal Proceedings............................................................................. 17
     Item 4:    Submission of Matters to a Vote of Security Holders........................................... 17

PART II
     Item 5:    Market for Registrant's Common Equity and Related Stockholder Matters......................... 17
     Item 6:    Selected Financial Data....................................................................... 17
     Item 7:    Management's Discussion and Analysis of Financial Condition and Results of Operations......... 21
     Item 7A:   Quantitative and Qualitative Disclosures About Market Risk.................................... 31
     Item 8:    Financial Statements and Supplementary Data................................................... 31
     Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......... 31

PART III
     Item 10:   Directors and Executive Officers of the Registrant............................................ 32
     Item 11:   Executive Compensation........................................................................ 34
     Item 12:   Security Ownership of Certain Beneficial Owners and Management................................ 39
     Item 13:   Certain Relationships and Related Transactions................................................ 40

PART IV
     Item 14:   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................. 42

Signatures ................................................................................................... 75

                                     PART I

ITEM 1. -- BUSINESS

FORWARD LOOKING STATEMENTS

    THIS ANNUAL REPORT, OTHER REPORTS, AND COMMUNICATIONS TO SECURITYHOLDERS, AS WELL AS ORAL STATEMENTS MADE BY THE OFFICERS OR AGENTS OF ADVANSTAR MAY CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATMENTS MAY RELATE TO, AMONG OTHER THINGS, ADVANSTAR'S FUTURE REVENUES, OPERATING INCOME, EBITDA AND THE PLANS AND OBJECTIVES OF MANAGEMENT. ALL FORWARD-LOOKING STATEMENTS INCLUDED HEREIN ARE MADE AS OF THE DATE HEREOF, BASED ON INFORMATION AVAILABLE TO ADVANSTAR AS OF THE DATE THEREOF, AND ADVANSTAR ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH VARIATION ARE DISCUSSED BELOW IN AND ADVANSTAR'S OTHER REPORTS AND REGISTRATION STATEMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, AND IN
ADVANSTAR, INC.'S ANNUAL REPORT ON FORM 10-K FOR 1999 UNDER "RISK FACTORS".

NOTE ON INDUSTRY MARKET DATA

    Industry and market data used throughout this prospectus were obtained through company research, surveys and studies conducted by third parties and industry and general publications.

    In particular:

    o INDUSTRY OVERVIEW: Except where otherwise specifically referenced, we have based our discussion of the business-to-business communications industry on publications by Veronis Suhler & Associates.

    o TRADE SHOWS: As is typical in the trade show industry, we rank our trade shows against the trade shows of our competitors based on an internally conducted analysis of net square footage of exhibition space. This data is typically reported by trade show organizers and published in the Tradeshow Week Data Book 2000, a publication that lists trade shows grouped by industrial classification codes. We include both direct and indirect competitors in such comparisons. Direct competitors are the trade shows within the same industrial classification code and geographic region as our trade shows, although we only include trade shows within the same industrial classification code that are within the same subcategory, as defined by us, as our trade shows. For example, we only include women's apparel shows in providing data about our women's apparel trade shows, although the relevant industrial classification code covers all apparel shows. Direct competitors are also determined in some cases by the time of the year during which a trade show is held. Indirect competitors are subjectively determined by us on a case-by-case basis. These indirect competitors include:
        (1) broad-based trade shows we know from prior experience that display, among other products, products displayed at our trade shows and (2) trade shows identified by our current exhibitors as other trade shows in which they participate. In determining our market position in comparison to these broad-based shows, we compare the square footage of our show against the estimated square footage of that broad-based show allocated to the products that are of the same type as those displayed in our trade show. Some of our trade shows have insignificant or no direct competition, such as IBS New York, Licensing International, Dealernews International Powersports Dealer Expo and the TeleCon shows.

    o TRADE PUBLICATIONS: We utilize the industry-standard method of number of advertising pages to rank our publications against competitors' publications. For purposes of these rankings, we have defined our markets narrowly as the niche of businesses or professionals at which a publication is specifically targeted. Except where otherwise specifically referenced, we have based the rankings of our publications on the number of advertising pages in our publications compared to their competitors as determined by Inquiry Management Systems Ltd., an independent third party.

    We have not independently verified market and industry data from third-party sources. While we believe internal company surveys are reliable and market definitions are appropriate, neither these surveys nor these definitions have been verified by any independent sources.

GENERAL

    Our parent company, Advanstar, Inc., was acquired (the "Acquisition") by Advanstar Holdings Corp. ("Holdings"), a newly created corporation formed by DLJ Merchant Banking Partners III, L.P. and related funds (the "DLJ Merchant Banking Funds"), in October 2000. When we refer below to "pro forma" information, we mean our consolidated results as if the Acquisition, as well as the related financing transactions, occurred at the beginning of the applicable period or as of the applicable date.

    We are a leading worldwide provider of integrated, business-to-business, or "B-to-B," marketing communications products and services for targeted industry sectors, principally through trade shows and conferences and through controlled circulation trade, business and professional magazines. We also provide a broad range of other marketing services products, including classified advertising, direct mail services, reprints, database marketing, directories, guides and reference books. We are one of the largest U.S. trade show operators based upon total square footage and number of shows in 2000 and the fifth largest B-to-B trade publisher in the United States as measured by advertising pages in 2000.

PRODUCTS AND SERVICES

    We offer our customers a comprehensive array of B-to-B communications products and services to reach their existing and prospective buyers on a cost-effective basis.

    TRADE SHOWS

    We are one of the largest trade show operators in the United States based on total square footage and number of shows in 2000. As of December 31, 2000, we owned and managed 92 trade shows and 16 standalone conferences for business, professional and consumer audiences worldwide, most of which were among the leading events in their respective markets based on square footage. Our trade shows revenue is derived primarily from the sale of trade show floor space to exhibitors, show-specific advertising, sponsorships and conferences. Trade shows revenue accounted for approximately 49.0% of our revenue in 1999 and 52.6% in the year ended December 31, 2000. Our largest trade shows include MAGIC Fall, MAGIC Spring, Dealer News International Powersports Dealer Expo and Telexpo and WWDMAGIC, which collectively represented 2.1 million of the 6 million total square footage of all our trade shows in the twelve months ended December 31, 2000.

    TRADE PUBLICATIONS

    As of December 31, 2000, we published 72 specialized business magazines and professional journals and 36 directories and other publications. Approximately 76% of our 59 magazines and journals for which competitive data is available ranked either #1 or #2 in their respective markets, based on the number of advertising pages in the year ended December 31, 2000. Our publications are generally distributed free-of-charge to qualified professional recipients and generate revenues predominantly from the sale of advertising. Trade publications revenue accounted for approximately 45.0% of our total revenue in 1999 and 42.1% in 2000. Our largest publications include TRAVEL AGENT, PHARMACEUTICAL TECHNOLOGY, HOTEL AND MOTEL MANAGEMENT, PHARMACEUTICAL EXECUTIVE and AMERICAS NETWORK, which collectively represented 28.5% of total advertising pages of all our publications in the year ended December 31, 2000.

    MARKETING SERVICES

    Within each industry cluster, we provide a comprehensive set of marketing communications products, services and support geared to the particular industry's marketing and customer needs. These services include direct mail and database marketing programs, reprint services, reference books and other services to facilitate our clients' B-to-B marketing and communications programs. These services are incremental to trade shows and publications and allow our customers to fill in their marketing plans. Marketing services revenue accounted for approximately 6.0% of our total revenue in 1999 and 5.3% in 2000.

    In addition to our trade shows, trade publications, and marketing services, we are working with our affiliate, Advanstar.com, which is also a subsidiary of our parent, to use the Internet increasingly to deliver our integrated B-to-B marketing communications products and services to our customers.

INDUSTRY CLUSTERS

    We organize and operate our business by targeting a number of industry sectors in North America, Latin America, Europe and Asia through certain niche markets grouped together in six core clusters. In addition to our six core clusters, we have grouped the industry sectors in which we provide products and services but do not have a significant industry presence into a "Market Development" cluster. We believe that by focusing on industries rather than products, we better serve our customers' B-to-B marketing communications needs. In addition, we believe our industry focus allows us to cross-sell our products and services effectively and to capture a larger share of our customers' marketing budgets. In each of our niche markets, many of the same customers advertise in our publications, exhibit at our trade shows and use our marketing services to reach their buyers. We have expanded our trade show, conference and publication offerings rapidly within each cluster through new product introductions and strategic acquisitions, which we believe maximizes our existing marketing and customer service infrastructure and industry expertise. We believe that our total cluster participants, including readers, attendees, conferees, exhibitors, advertisers, and other customers, number approximately three million.

COMPETITIVE STRENGTHS

    We believe that the following factors contribute to our strong competitive position:

    MARKET LEADERSHIP

    We have achieved a strong market position within each of our six core industry clusters, primarily as a result of our ability to offer customers in each cluster comprehensive and integrated marketing communications products and services, consisting of significant trade shows and conferences, leading publications and marketing services. In 2000, most of our trade shows and stand-alone conferences were among the leading events in their respective markets based on square footage. For the twelve months ended December 31, 2000, approximately 76% of our 59 magazines and journals for which competitive data is available ranked either #1 or #2 in their respective markets, based on number of advertising pages.

    INDUSTRY-FOCUSED INTEGRATED MARKETING

    We employ an integrated, industry-focused marketing approach that enables us to better serve our customers' B-to-B marketing communications needs. We believe this approach facilitates the development of deeper relationships with our customers. For example, our call center group, which is part of the Information Technology & Communications cluster, recently concluded several marketing contracts involving participation in trade shows and advertising in our trade publications.

    DIVERSE CUSTOMER BASE

    Our diverse customer base has provided us with stable and diverse sources of revenue and cash flow as well as an established foundation from which to further penetrate existing markets and to develop new markets. We benefit from:

    - A high level of revenue diversification, primarily as a result of our business presence in 19 different industry sectors consisting of over 24,000 advertisers and exhibitors, none of which represented more than 1% of our revenues in 2000.

    - A strong balance of revenue, with 52.6% of our revenues coming from trade shows, 42.1% from publishing and 5.3% from marketing services in 2000.

    - Approximately 11.4% of our revenues were generated from international markets in 2000.

    - Our customer diversity helps to mitigate our exposure to downturns in particular industries or geographic markets.

    MODEST ONGOING CAPITAL EXPENDITURE REQUIREMENTS

    Our operating strategy has allowed us to incur modest ongoing capital expenditure requirements. Our low ongoing capital expenditure requirements are a result, in part, of our outsourcing of the printing of trade publications and the physical operation of trade shows. Our capital expenditures totaled $11.9 million or 3.1% of total revenues in the year ended December 31, 2000.

    EXPERIENCED AND MOTIVATED MANAGEMENT TEAM

    Our senior management team has an average of over 17 years of industry experience and has an established track record in:

    - Delivering revenue and profit growth.

    - Developing new products.

    - Penetrating new markets.

    - Integrating 28 acquisitions and joint ventures since 1996.

    Our management is led by Robert L. Krakoff, Chairman and Chief Executive Officer, and James M. Alic, Vice Chairman, both of whom joined Advanstar in July 1996 with significant industry experience.

BUSINESS STRATEGY

    Our objective is to increase profitability by solidifying our position as a leading provider of comprehensive one stop B-to-B marketing communications products and services. In order to achieve this objective, we operate our business based on the following strategies:

    OPERATE LEADING TRADE SHOWS AND PUBLISH LEADING MAGAZINES IN ATTRACTIVE
     NICHE MARKETS

    We focus on owning and managing businesses that are the leading sources of information for businesses and professionals in specific niches. We believe that our leading trade shows and trade publications serve as unique forums for B-to-B communications and provide substantial value to industry participants. Niche markets are often attractive publishing and trade show opportunities because of the difficulty in reaching industry leaders through general interest publications or broad based expositions.

    UTILIZE INDUSTRY CLUSTER STRATEGY TO DRIVE GROWTH

    We organize our business based on the markets served, rather than by product or geography. This structure allows us to provide expertise across all media products within a market and to respond effectively to the market needs of buyers and sellers however they may choose to go to market to reach their customers. We are able to drive growth through multiple means, including:

    - adaptation of existing trade shows and magazines to reflect industry trends and attract new categories of buyers and sellers;

    - development of new product extensions based on interaction with key members of the buying and selling community;

    - identification and introduction of international extensions of successful U.S.-based products; and

    - identification of fill-in acquisition and joint venture opportunities based on continuing interaction within the market.

    MAXIMIZE SHARE OF CUSTOMERS' TOTAL MARKETING EXPENDITURES

    We seek to create cross-selling opportunities across existing as well as newly-launched or acquired products and services. We offer customers a range of communications methods to attain their specific B-to-B marketing goals. For example, customers can choose to benefit from face-to-face meetings at trade shows and conferences, achieve cost effective advertising through controlled circulation trade publications and diversify and expand revenues through customized marketing services, including Internet links to and from web sites owned and operated by our affiliate.

    LAUNCH NEW PRODUCTS AND SERVICES WITHIN EXISTING CLUSTERS

    We have successfully developed new products within existing industry clusters and will continue to make strategic new product introductions. We launched seven magazines and 14 trade shows in existing industry sectors to fill-in our existing product portfolio in the year ended December 31, 2000. Our launches are generally line extensions or regional expansions of existing product concepts, and thus launch investments are not high and risks are lower than for major new product introductions.

    IDENTIFY AND CONSUMMATE STRATEGIC ACQUISITIONS

    As we expand further into our existing industry sectors, we explore strategic acquisitions and joint ventures designed to maintain and achieve market leading positions in particular niche markets. In addition, we also build on our existing international infrastructure to make strategic international acquisitions and enter into joint ventures with local operating partners. We believe we enhance the value of acquired businesses by (1) integrating acquisitions and joint ventures into our efficient infrastructure, (2) applying our industry experience and (3) cross-selling new products and services to increase our visibility in a given market. From May 31, 1996 to December 31, 2000, we completed 28 acquisitions and joint ventures. Consistent with our strategy since 1996, we are engaged in negotiations involving potential acquisitions of complementary businesses. We do not expect that these acquisition opportunities, if consummated, would total more than $60.0 million.

INDUSTRY OVERVIEW

    B-to-B communications companies provide marketing solutions for specific industry sectors through trade shows and conferences, trade publications, ancillary marketing services and through Internet applications. According to the July 2000 Veronis Suhler & Associates COMMUNICATIONS INDUSTRY FORECAST, the communications industry was the fastest growing sector of the U.S. economy from 1994 to 1999, expanding at a compound annual growth rate, or CAGR, of 7.8%. Total spending on B-to-B communications increased from $16.8 billion to $23.1 billion from 1995 to 1999, which represents a CAGR of 8.2% during that period, with growth of 7.5% in 1999. Veronis expects a CAGR in excess of 6.0% for the period from 1999 to 2004. Over the 1995 to 1999 period, trade shows grew at a 9.6% CAGR and business magazines, which include both general and controlled circulation magazines, increased at a 7.4% CAGR.

    TRADE SHOWS

    Trade shows have emerged as an important B-to-B sales, marketing and educational medium in the global economy, paralleling its rise in profile among corporate marketers as a highly cost-effective marketing tool. Trade shows provide an opportunity for industry participants to conduct face-to-face selling efforts, transact business and receive product information from the exhibits, conferences, workshops and other forums. Trade show attendees include executives, manufacturers and operating management, sales and marketing personnel, industry analysts, middle-level managers and other industry professionals. Trade shows are the second-leading form of B-to-B communication in the United States. According to the Veronis report, spending on trade show space in trade shows and conferences amounted to $8.5 billion in 1999, an 8.2% increase from 1998 and a 9.6% CAGR during the period from 1995 to 1999.

    TRADE PUBLICATIONS

    Trade publications are generally published monthly and provide information about a specific industry or market segment within an industry. Advertisers are attracted to B-to-B print media by the highly targeted and controlled circulation of publications. By focusing on targeted audiences, publishers aim to connect advertisers with key purchasing decision-makers. Controlled distribution assists advertisers in reaching very specific target groups and provides for more efficient use of advertising dollars. The cost efficiency of controlled circulation advertising versus general business advertising or consumer advertising enhances the stability of B-to-B advertising spending during difficult economic conditions. The U.S. B-to-B publishing industry is a large, growing industry with revenues of $14.6 billion in 1999. According to Veronis, from 1995 to 1999, the industry grew at a CAGR of 7.4%. This growth was driven by rising levels of advertising spending, which accounted for over 80% of B-to-B publishing revenues during that period. The remainder of B-to-B publishing revenues was derived from subscription revenues.

PRODUCTS AND SERVICES

    We offer our customers a comprehensive array of B-to-B communications products and services to reach their existing and prospective customer base on a cost-effective basis. We believe that our ability to offer a broad range of marketing products and services in each of our target markets, or clusters, is a key competitive advantage for us and allows us to maximize our share of our customers' marketing expenditures. Our traditional product offerings are trade shows and conferences, controlled circulation trade, business and professional magazines, and marketing services.

    TRADE SHOWS

    We are one of the largest trade show operators in the United States based on total square footage and number of trade shows in 2000. As of December 31, 2000, we owned and managed 92 trade shows and 16 standalone conferences for business, professional and consumer audiences worldwide, most of which were among the leading events in their respective markets based on square footage. Our primary sources of revenue from a trade show are derived from the sale of trade show floor space to exhibitors as well as show-specific advertising, sponsorships and conferences.

    Trade shows are a long-established means of community building, bringing buyers and sellers in one particular industry or business face-to-face, in a single forum. In addition, as new products and services proliferate, both suppliers and their customers need efficient forums to interact and transact business with one another. Events often include an extensive conference program, which provides a forum for the exchange and dissemination of information relevant to the particular event's focus. A conference linked to a trade show plays a strategic role in trade show development because it represents the unique editorial content for an event, and it can be used to build new segments, raise the profile of particular segments or technologies and drive attendance at the underlying trade show. In addition, each event typically has one or more keynote speakers drawn from notable industry leaders.

    The advantages of trade shows to exhibitors and attendees are summarized below:

ADVANTAGES TO EXHIBITOR                        ADVANTAGES TO ATTENDEE
-----------------------                        ----------------------
- conduct sales more efficiently than in       - receive overview of market and
  the field;                                     emerging trends;
- position product and company in target       - network with industry executives;
  industry;                                    - identify and work with new vendors;
                                                 and
- communicate vision;                          - source new products.
- service existing customers;
- open new accounts; and
- introduce new products.

    TRADE PUBLICATIONS

    As of December 31, 2000, we published 72 specialized business magazines and professional journals and 36 directories and other publications. Of our 59 magazines and journals for which competitive data is available, approximately 76% ranked either #1 or #2 in their respective markets based on the number of advertising pages in the year ended December 31, 2000. Our publications are generally distributed free-of-charge to qualified professional recipients and generate revenues predominantly from the sale of advertising.

    By offering our advertisers access to a targeted and industry-specific customer base, we believe that we are able to sell advertising space in our publications at a rate per customer that is higher than the average rate charged by publications aimed at more general audiences. We believe that our targeted circulation lists for our U.S. and international publications provide our advertising customers with a cost-effective method of reaching their target market's decision-makers. We seek to increase advertising revenues by introducing existing advertisers to new titles, by attracting new advertisers who target our readership and by developing new reader and advertising categories.

    The advantages of trade publications to advertisers and readers are summarized below:

ADVANTAGES TO ADVERTISER                   ADVANTAGES TO READER
------------------------                   --------------------
- cost effective;                          - relevant, industry specific
                                             information;
- highly targeted audience of qualified    - promotion of industry stewardship;
  readers;                                 - keep up with peers in the industry; and
- focused medium;                          - interactive follow-up system in print
- attractive means to introduce new          and/or electronically.
  products; and
- audited, controlled circulation.

    MARKETING SERVICES

    Within each industry cluster, we provide a comprehensive set of marketing communications products, services and support geared to the particular industry's marketing and customer needs. These services include direct mail and database marketing programs, reprint services, reference books and other services to facilitate our clients' B-to-B marketing and communications programs.

    Marketing services are centrally managed, rather than being organized by cluster. Thus, our cluster executives are able to dedicate their activities to high value sales. In addition, our central telesales and product management provides professional skills to these specialized product offerings.

    INTERNET

    In addition to our trade shows, conferences, publications and marketing services, we are working with Advanstar.com, which is also a subsidiary of our parent, to use the Internet increasingly to deliver our integrated B-to-B marketing communications products and services to our customers. Advanstar.com is developing vertical community web sites to serve our industry sectors and is operating our event and publication-related web sites. We believe that the Internet can be utilized on a customized basis to serve our customers' B-to-B marketing communication needs more efficiently and effectively by offering information 24 hours a day, seven days a week. For example, Advanstar.com is completing development of a web site, MagicOnline, to serve as an on-line information and product resource for apparel retailers. See "Certain Relationships and Related Party Transactions--Relationship with Advanstar.com."

INDUSTRY CLUSTERS

    We organize our operations into six core clusters. In addition to our six core clusters, we have grouped the industry sectors in which we provide services but do not have a significant industry presence into a "Market Development" cluster. In each of our targeted segments within these clusters, many of the same customers advertise in our publications, exhibit at our trade shows and use our marketing services to reach their buyers. We have expanded our offerings rapidly within each community through new product introductions and strategic acquisitions. We believe our total community participants, including readers, attendees, conferees, exhibitors, advertisers and other customers, number approximately three million.

    The following is a summary of each of our clusters.

    FASHION & APPAREL

    Our Fashion & Apparel cluster serves the men's, women's, children's, and fabrics industries. In 1999, we operated in these industry sectors through 23 trade shows. Three trade shows held concurrently in Las Vegas twice annually constitute the foundation of our apparel market position:

    - MAGIC, the world's largest and most widely recognized trade show for the men's apparel industry;

    - WWDMAGIC, the largest women's apparel trade show in the United States; and

    - MAGICKids, the second largest children's apparel show in the United
      States.

    In 1999, we acquired the Larkin Group, adding 15 trade shows serving the women's and children's fashion and fabric/textile industries to complement our core Fashion & Apparel cluster. The Larkin Group trade shows held in New York City consist of (1) five International Fashion Boutique shows focusing on moderate price point women's apparel and accessories; (2) five Style Industries shows focusing on higher end women's clothing; (3) three International Fashion Kids shows focusing on children's apparel and accessories; and (4) two International Fashion Fabric Trade shows focusing on fabric and textiles for the apparel industry.

    The following table sets forth pro forma information relating to trade shows in our Fashion & Apparel cluster in the twelve months ended December 31, 2000. We currently have no publications in this cluster:

                            FASHION & APPAREL EVENTS

                                                                       EVENTS (1)
                                                              -----------------------------
SECTOR                                                         NUMBER    NET SQUARE FOOTAGE
------                                                        --------   ------------------
Men's (includes Edge).......................................      4          1,432,875
Women's.....................................................     12            941,576
Kids........................................................      5            299,589
Fabric......................................................      2            102,522

--------------------------

(1) Excludes conferences.

    INFORMATION TECHNOLOGY & COMMUNICATIONS

    Our Information Technology & Communications cluster serves the information technology, telecommunications and call center industries. In 2000, we operated in these industry sectors through 27 trade shows and 18 publications. We are a very specialized niche company in the information technology market with focused and successful events in Internet commerce, digital printing and digital media. The rapidly evolving, deregulated competitive telecommunications sector is one of our most important and fastest growing targeted markets and we have a significant worldwide presence in trade shows and magazines. We are also a leader in the rapidly growing and evolving market for teleconferencing, web-based collaboration and e-learning. Finally, our CRM/Call Center sector has served as a primary example of successful market-focused expansion on an international scale:

    Key trade shows, conferences and publications include:

    - On Demand Digital Printing & Publishing Conference and Expo, the second largest trade show and conference for the digital print and publishing market;

    - the TeleCon and e-Learning shows, trade shows in the United States for the video conferencing and long distance e-learning markets, and the related TELECONFERENCE AND E-LEARNING magazines;

    - Incoming Call Center Management Conference & Exhibition, the #1 U.S. trade show and conference for call center managers, and Call Center
      Conference & Exhibition, large U.S. trade show and conference for technology in the call center market;

    - iEB, Internet and Electronic Business Conference and Exhibition, a large U.S. trade show and conference serving the rapidly growing market for electronic commerce through the Internet, produced in partnership with The Gartner Group, Inc.;

    - Telexpo, the #1 telecom trade show and conference in Latin America, held annually in March in Sao Paolo with over 40,000 attendees and 377 exhibitors; and

    - a global grouping of leading telecom magazines, including AMERICA'S NETWORK, EURONET, TELECOM ASIA, TELECOM CHINA, WIRELESS ASIA, RNT(Brazil) and TPLA (Latin America).

    The following table sets forth pro forma information relating to trade shows and magazines in our Information Technology & Communications cluster in the year ended December 31, 2000:

          INFORMATION TECHNOLOGY & COMMUNICATIONS EVENTS AND MAGAZINES

                                                       EVENTS(1)                     MAGAZINES
                                                 ---------------------   ----------------------------------
                                                                                                NUMBER OF
                                                                                                MAGAZINES
                                                            NET SQUARE                            RANKED
SECTOR                                            NUMBER     FOOTAGE      NUMBER    AD PAGES   #1 OR #2 (2)
------                                           --------   ----------   --------   --------   ------------
Information Technology.........................      8       389,626         4       1,323        2 of 2
Telecommunications.............................      4       375,940        11       2,986        3 of 7
CRM / Call Center..............................     15       334,836         3         628        1 of 3

--------------------------

(1) Excludes conferences.

(2) Ranking based only on measured magazines for the year ended December 31, 2000.

    SPECIALTY RETAIL

    We served the Specialty Retail sector through 26 trade shows and 11 publications in 2000. This cluster includes the art, beauty, entertainment/marketing and motor vehicles sectors.

    Key trade shows and publications include:

    - Artexpo New York, the largest mid-market art trade show in the United States, and ART BUSINESS NEWS, a leading publication for gallery and framing professionals;

    - IBS New York, the largest trade show and educational event on the East Coast for the beauty salon market, and AMERICAN SALON, the #2 publication for the professional beauty and hair care industry;

    - Licensing International, the largest trade show worldwide for the merchandise licensing industry, and LICENSE!, the #1 publication for the licensing industry; and

    - Dealernews International Powersports Dealer Expo, the largest aftermarket accessories trade show in the United States targeted at powersports dealers, the 12 city tour of consumer International Motorcycle shows and DEALERNEWS, the #1 magazine targeted at retailers in the powersports market--motorcycles, snowmobiles and personal watercraft.

    The following table sets forth pro forma information relating to trade shows and magazines in our Specialty Retail cluster in the year ended December 31, 2000:

                     SPECIALTY RETAIL EVENTS AND MAGAZINES

                                                       EVENTS(1)                     MAGAZINES
                                                 ---------------------   ---------------------------------
                                                                                                NUMBER OF
                                                                                                MAGAZINES
                                                            NET SQUARE                           RANKED
SECTOR                                            NUMBER     FOOTAGE      NUMBER    AD PAGES   #1 OR #2(2)
------                                           --------   ----------   --------   --------   -----------
Art............................................      4       223,548         2       1,051       0 of 1
Beauty.........................................      2       226,646         3       1,459       2 of 3
Entertainment / Marketing......................      6       289,796         3       2,233       3 of 3
Motor Vehicle..................................     14       925,448         3       1,488       2 of 2

--------------------------

(1) Excludes conferences.

(2) Ranking based only on measured magazines for the year ended December 31, 2000.

    HEALTHCARE, SCIENCE & PHARMACEUTICALS

    Our Healthcare, Science & Pharmaceuticals cluster provided marketing products and services to these three related sectors with eight trade shows and 19 publications in 2000. We serve the healthcare sector in both primary and specialized care areas, such as geriatrics, dermatology, ophthalmology and veterinary medicine; the science sector in areas such as spectroscopy and liquid and gas chromatography; and the pharmaceutical sector in areas such as research and development, manufacturing, testing and marketing.

    Key trade shows, conferences and publications include:

    - PHARMACEUTICAL TECHNOLOGY, the #1 publication targeted at pharmaceutical scientists, engineers and operation managers, and PHARMACEUTICAL EXECUTIVE, the #1 magazine for pharmaceutical company product managers and marketing professionals;

    - LCGC AND LCGC EUROPE, the #1 magazines in the United States and Europe in liquid and gas chromatography;

    - GERIATRICS, the #2 magazine for the geriatrics segment of the primary care market, FORMULARY, the #2 magazine for the drug selection market and DVM, THE NEWS MAGAZINE OF VETERINARY MEDICINE, the #1 magazine for veterinarians; and

    - Abilities Expos, the largest consumer-oriented events targeting individuals with disabilities.

    The following table sets forth pro forma information relating to trade shows and magazines in our Healthcare, Science & Pharmaceuticals cluster in the year ended December 31, 2000:

           HEALTHCARE, SCIENCE & PHARMACEUTICALS EVENTS AND MAGAZINES

                                                       EVENTS(1)                     MAGAZINES
                                                 ---------------------   ---------------------------------
                                                                                                NUMBER OF
                                                                                                MAGAZINES
                                                            NET SQUARE                           RANKED
SECTOR                                            NUMBER     FOOTAGE      NUMBER    AD PAGES   #1 OR #2(2)
------                                           --------   ----------   --------   --------   -----------
Healthcare.....................................      6       122,670         9       4,349       6 of 9
Science........................................      1        16,678         5       1,910       4 of 4
Pharmaceuticals................................      1         1,065         5       4,049       5 of 5

--------------------------

(1) Excludes conferences.

(2) Ranking based only on measured magazines for the year ended December 31, 2000.

    TRAVEL & HOSPITALITY

    We served the travel and hospitality sector through two trade shows and six publications in 2000. Our publications for the travel and hospitality sector provide a strong foundation to launch related trade shows and services as well as to develop custom-publishing products.

    Selected publications include:

    - TRAVEL AGENT, the second largest non-computer U.S. trade magazine and #1 trade periodical for the travel industry;

    - HOTEL & MOTEL MANAGEMENT, the #1 publication for the hospitality management market; and

    - PREMIER HOTELS AND RESORTS, a leading directory of 4 and 5 star hotel and resort properties.

    The following table sets forth pro forma information relating to trade shows and magazines in our Travel & Hospitality cluster in the year ended
December 31, 2000:

                   TRAVEL & HOSPITALITY EVENTS AND MAGAZINES

                                                       EVENTS(1)                    MAGAZINES
                                                  -------------------   ---------------------------------
                                                                                               NUMBER OF
                                                               NET                             MAGAZINES
                                                              SQUARE                            RANKED
SECTOR                                             NUMBER    FOOTAGE     NUMBER    AD PAGES   #1 OR #2(2)
------                                            --------   --------   --------   --------   -----------
Travel..........................................        2     43,700       5        6,470     2 of 3
Hospitality.....................................       --         NA       1        1,305     1 of 1

------------------------

(1) Excludes conferences.

(2) Ranking based only on measured magazines for the year ended December 31, 2000.

    MANUFACTURING & PROCESSING

    Our Manufacturing & Processing cluster serves the application technology and OEM/processing sectors. In 2000, we delivered our B-to-B marketing communications products and services to our customers in these industries through five trade shows and seven publications. In applied technology, we focus:

    - on the automatic data capture, identification and tracking systems market, including bar coding, magnetic stripe, smart cards, biometrics and the associated systems,

    - the geospatial market, including global positioning systems and geographic information systems and

    - sensors technology.

    For the OEM and processing sector, we offer trade shows, conferences and publications focused on equipment, materials and intermediate products used in the manufacturing and processing of a wide range of products.

    Key trade shows, conferences and publications include:

    - Frontline Solutions and Frontline Solutions Europe (formerly ScanTech), the #1 U.S. and European trade show and conference, respectively, for the automatic data capture, identification and tracking systems market, and FRONTLINE SOLUTIONS magazine (formerly AUTOMATIC ID NEWS), the #1 publication in the United States and Europe for the automatic data capture, identification and tracking systems market; and

    - SENSORS, the #1 U.S. magazine for engineers in the expanding use of sensors in industrial and consumer products, and Sensors Expos, leading trade shows serving the sensors market.

    The following table sets forth pro forma information relating to trade shows and magazines in our Manufacturing & Processing cluster in the year ended December 31, 2000:

                MANUFACTURING & PROCESSING EVENTS AND MAGAZINES

                                                      EVENTS(1)                    MAGAZINES
                                                 -------------------   ---------------------------------
                                                                                              NUMBER OF
                                                              NET                             MAGAZINES
                                                             SQUARE                            RANKED
SECTOR                                            NUMBER    FOOTAGE     NUMBER    AD PAGES   #1 OR #2(2)
------                                           --------   --------   --------   --------   -----------
Applications Technology........................        2    153,484       4        1,062     4 of 4
OEM / Processing...............................        3     95,375       3        1,889     3 of 3

------------------------

(1) Excludes conferences.

(2) Ranking based only on measured magazines for the year ended December 31, 2000.

    MARKET DEVELOPMENT

    We group the balance of our products and services into a Market Development cluster which serves as an incubator focused on growing these products and services through internal development and acquisitions. The Market Development cluster addresses large and attractive market sectors in which we provide selected products and services but do not have a significant presence. Markets currently served include energy, finance, landscaping/pest control, paper and roofing sectors. In 2000, we delivered our B-to-B marketing communications products and services to our customers in these industry sectors through one trade show and 11 publications.

    The following table sets forth pro forma information relating to trade shows and magazines in our Market Development cluster in the year ended December 31, 2000:

                    MARKET DEVELOPMENT EVENTS AND MAGAZINES

                                                       EVENTS(1)                    MAGAZINES
                                                  -------------------   ---------------------------------
                                                                                               NUMBER OF
                                                               NET                             MAGAZINES
                                                              SQUARE                            RANKED
SECTOR                                             NUMBER    FOOTAGE     NUMBER    AD PAGES   #1 OR #2(2)
------                                            --------   --------   --------   --------   -----------
Energy..........................................       --         --          1       341     1 of 1
Intimate Apparel................................       --         --          2       143     1 of 1
Finance.........................................        1      9,780         --        --     --
Landscape / Pest Control........................       --         --          5     1,811     4 of 4
Paper...........................................       --         --          2     1,181     1 of 2
Roofing.........................................       --         --          1       357     0 of 1

------------------------

(1) Excludes conferences.

(2) Ranking based only on measured magazines for the year ended December 31, 2000.

COMPANY OPERATIONS

    TRADE SHOWS

    The sales cycle for a future trade show typically begins shortly before the current show, with pricing information, preliminary floor plans and exhibitor promotion for the future show mailed in advance of the current show so that selling for the future show can begin at the current show. Typically, this "upfront" selling includes floor space reservations with exhibitors executing a contract and making deposits for the future show. At many of our trade shows, a commitment for a large portion of exhibit space for the next event is reserved by the end of the current event. For example, at each of the Dealer Expo, Frontline Solutions, ICCM and Telecon trade shows, over 70% of the exhibit space for the future show is reserved by the end of the current show, and a portion of the fees are collected shortly thereafter. The sales cycle continues with selling to new exhibitors and collecting the balance of payments due. In general, we require exhibitor payments in full prior to a trade show as a condition to participation.

    In addition to the sale of exhibit space, we market to exhibitors a wide range of promotional opportunities to raise their visibility at an event. These opportunities include directory and preview advertising, banners, sponsorships of various functions and a wide variety of other products or services. We also produce related conferences and workshops, which represent the editorial content for an event and play a crucial strategic role in trade show development. Conferences, workshops and other ancillary forums all stimulate interest in the industry and drive attendance at the trade show. While show attendance is typically free for qualified attendees, participation in conferences at these shows can be a significant revenue source.

    Event promotion is undertaken through direct mail, using both in-house, exhibitor-provided and rented lists of pre-qualified industry participants. In those industry sectors for which we also have complementary publications, our publications play a key role in event promotion by providing lists from circulation files and editorial coverage for the upcoming show. Other industry magazines may also be involved, as the goal of any event is to represent the entire industry or market. The "show issue" of an industry magazine for a related event is often the biggest issue of the year, as the advertisers want to reinforce their show presence.

    In operating trade shows and conferences, we function in a capacity similar to a general contractor. Through our central trade show and conference operations, we select and manage venues, hotels, and vendors for decorating, registration, travel and housing, audio-visual services and other services. In many cases, venue and hotel reservations are made several years in advance, particularly for primary markets such as New York, Chicago, Las Vegas, Los Angeles and San Francisco. While the production of a show may involve hundreds of workers, most workers are employees of our subcontractor vendors. We employ very few of the workers on-site.

    TRADE PUBLICATIONS

    We have established an efficient publishing infrastructure in the United States and Europe. Our publications generally follow the controlled circulation model and are distributed free-of-charge to qualified recipients. We build readership and maintain the quality and quantity of our circulation based on delivering high quality, professional coverage of relevant industry information. Because we offer our advertisers access to a highly-targeted, industry-specific subscriber base with potential buying influence, our advertisers place their ads in our publications to reach their customers. Most of our magazines are published monthly, although some titles are published weekly or semi-monthly.

    We attract readership and improve the effectiveness of our advertising by maintaining and continuously improving the quality of the editorial content of our publications. Recipients of our publications are targeted through market research designed to determine the market coverage and purchasing authority desired by prospective advertisers. Based on existing and acquired mail lists, the targeted recipient is then solicited through promotions offering free subscriptions to the relevant publications. High-quality circulation is achieved when a high percentage of the circulation list is recently qualified, within one or two years, and the publication is delivered at the direct request of the recipient. Recipients are qualified and requalified on a regular basis through direct mail qualification cards included in the publication and, increasingly, the Internet.

    Our advertising sales and editorial functions are dispersed throughout North America, Asia, Europe and Brazil. Advertising sales are predominantly conducted by our dedicated sales force. Editorial content for our publications is primarily staff-written, with some editorial contribution by freelance writers and industry or professional participants in selected markets.

    Our advertising materials and editorial content are integrated in our Duluth, Minnesota and Chester, England production facilities, where layout, ad insertion and output to film is completed. All printing is outsourced to vendors in various regions, but printing contracts are negotiated and managed centrally. We purchase paper centrally through a relationship with one of the industry's largest paper brokers. Paper is shipped directly from the mills to the printers at our request. We maintain our own central U.S. fulfillment operation in Duluth to generate mailing labels and mailing instructions for the printers. Our production workforce is highly experienced and is based in relatively low-cost locations in Duluth and Chester.

COMPETITION

    The market for our products and services is intensely competitive. The competition is highly fragmented by product offering and by geography. On a global level, larger international firms operate in many geographic markets and have broad product offerings in trade shows, conferences, publications and marketing services. In several industries, such as information technology and healthcare, we compete with large firms with a single-industry focus. Many of these large international and single-industry firms are better capitalized than we are and have substantially greater financial and other resources than we have.

    Within each particular industry sector, we also compete with a large number of small to medium-sized firms. While most small to medium-sized firms operate in a single geographic market, in some cases, our competitors operate in several geographic markets. In the trade show and conference segment, we compete with trade associations and, in several international markets, with exposition hall owners and operators. Trade show and conference competition in each market and country occurs on many levels. The venues and dates of trade shows drive competition. Historically, successful shows have been held at desirable locations and on desirable dates. Given the availability of alternative venues and the ability to define events for particular market segments, the range of competition for exhibitor dollars, sponsorships, attendees and conferees is extensive. In the publications segment, we typically have between two and five direct competitors which target the same industry sector and many indirect competitors which define industry segments differently than we do and thus may be alternatives for either readers or advertisers.

INTELLECTUAL PROPERTY

    We have developed strong brand awareness for our principal products and services. Accordingly, we consider our trademarks, service marks, copyrights, trade secrets and similar intellectual property important to our success, and we rely on trademark, service mark, copyright and trade secret laws, as well as licensing and confidentiality agreements, to protect our intellectual property rights. We generally register our material trademarks and service marks in the United States and in certain other key countries in which these trademarks and service marks are used. Effective trademark, service mark and trade secret protection may not be available in every country in which our products and services are available.

ENVIRONMENTAL MATTERS

    We are subject to various foreign, federal, state and local environmental protection and health and safety laws and regulations, and accordingly, we incur some costs to comply with those laws. We own or lease real property, and some environmental laws hold current or previous owners or operators of businesses and real property liable for contamination on that property, even if they did not know of and were not responsible for the contamination. Although we do not currently anticipate that the costs of complying with environmental laws will materially adversely affect us, we cannot ensure that we will not incur material costs or liabilities in the future, due to the discovery of new facts or conditions, releases of hazardous materials, or a change in environmental laws.

EMPLOYEES

    As of December 31, 2000, we had approximately 1,500 full-time equivalent employees. Of these, approximately 210 employees were located in Europe, Brazil and Asia with the balance based in the United States. None of our U.S. employees are represented by a labor union. We consider our relationships with our employees to be good.

ITEM 2. -- PROPERTIES

PROPERTIES

    We have executive, marketing, sales and editorial offices in several cities in the United States, including Boston; Cleveland; Edison, New Jersey; Eugene, Oregon; Milford, Connecticut; New York City; Santa Ana, California; and Woodland Hills, California. In addition, we have offices in Sao Paulo, Brazil; Hong Kong, China; Paris, France; Essen, Germany; and Chester and London, United Kingdom. Our finance, trade show registration, call center, circulation, fulfillment, production and other necessary operational support facilities in the United States are located in Duluth, Minnesota.

    We generally lease our offices from third parties. However, we own our operations offices in Duluth and Cleveland, although we have granted mortgages on these properties to the lenders under our new credit facility. We believe that our properties are in good operating condition and that suitable additional or alternative space will be available on commercially reasonable terms for future expansion.

ITEM 3. -- LEGAL PROCEEDINGS

We are not a party to any legal proceedings other than ordinary course, routine litigation which is not material to our business, financial condition or results of operations.

ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5. -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the registrant's common equity.

ITEM 6. -- SELECTED FINANCIAL DATA

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

    The following table presents selected financial data for Advanstar Communications Inc. and its predecessors for each of the periods indicated. The selected historical financial data for Advanstar's predecessors for the five months ended May 31, 1996, the seven months ended December 31, 1996, for the year ended December 31, 1997 and the consolidated balance sheet as of December 31, 1998 have been derived from the audited consolidated financial statements and notes thereto of the predecessors for those periods, which are not included nor incorporated herein. The selected historical financial data for Advanstar's predecessor for the years ended December 31, 1998, 1999 and for the period January 1, 2000 through October 11, 2000 have been derived from the audited consolidated financial statements and notes thereto of the predecessor for those periods included herein. The selected historical financial data for Advanstar for the period October 12, 2000 through December 31, 2000 have been derived from Advanstar's audited financial statements, included herein. The selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this annual report.

                                                        PREDECESSORS                                      ADVANSTAR
                       ------------------------------------------------------------------------------  ---------------
                                                                                      FOR THE PERIOD   FOR THE PERIOD
                       FIVE MONTHS   SEVEN MONTHS              YEAR ENDED             FROM JANUARY 1,  FROM OCTOBER 12,
                          ENDED          ENDED                DECEMBER 31,             2000 THROUGH     2000 THROUGH
                         MAY 31,     DECEMBER 31,    ------------------------------     OCTOBER 11,     DECEMBER 31,
                          1996           1996          1997       1998       1999          2000             2000
                       -----------   -------------   --------   --------   --------   ---------------  ---------------
                                                        (DOLLARS IN THOUSANDS)
INCOME STATEMENT
  DATA:
Revenue..............    $68,286       $ 82,720      $187,656   $259,825   $328,372      $314,045         $ 63,434
Cost of production
  and selling........     43,827         53,493       126,103    168,543    205,105       187,849           47,296
General and
  administrative
  expenses...........     11,462         17,395        30,714     36,557     43,646        41,290           11,519
Stock option
  compensation
  expense (benefit)
  (1)................         --             --            --      3,397      3,925        (2,485)              --
Amortization of
  goodwill and
  intangible
  assets.............      1,588         13,171        24,326     48,752     49,214        35,133           12,711
                         -------       --------      --------   --------   --------      --------         --------
Operating income
  (loss).............     11,409         (1,339)        6,513      2,576     26,482        52,258           (8,092)
Other income
  (expense):
Interest expense.....     (6,963)        (7,511)      (15,117)   (27,862)   (39,888)      (38,161)         (13,765)
Other income
  (expense), net.....         23           (488)          292     (1,926)      (198)       (2,394)             215
                         -------       --------      --------   --------   --------      --------         --------
Income (loss) before
  income taxes and
  minority
  interest...........      4,469         (9,338)       (8,312)   (27,212)   (13,604)       11,703          (21,642)
Provision (benefit)
  for income taxes...         13          1,076           583      1,264    (11,431)       11,190           (4,772)
Minority interests in
  income (loss) of
  subsidiaries.......         --             --            --        (40)    (1,588)        1,003             (125)
                         -------       --------      --------   --------   --------      --------         --------
Income (loss) from
  continuing
  operations.........    $ 4,456       $(10,414)     ($ 8,895)  ($28,436)  ($   585)     ($   490)        ($16,745)
                         =======       ========      ========   ========   ========      ========         ========

                                                        PREDECESSORS                                       ADVANSTAR
                       ------------------------------------------------------------------------------   ------------------
                                                                                      FOR THE PERIOD     FOR THE PERIOD
                       FIVE MONTHS   SEVEN MONTHS              YEAR ENDED             FROM JANUARY 1,    FROM OCTOBER 12,
                          ENDED          ENDED                DECEMBER 31,             2000 THROUGH       2000 THROUGH
                         MAY 31,     DECEMBER 31,    ------------------------------     OCTOBER 11,       DECEMBER 31,
                          1996           1996          1997       1998       1999          2000               2000
                       -----------   -------------   --------   --------   --------   ---------------   ------------------
                                                   (DOLLARS IN THOUSANDS)
OTHER DATA:
EBITDA (2)...........    $14,428       $ 13,781      $ 34,039   $ 53,828   $ 78,478
Adjusted EBITDA (3)..     14,428         13,781        34,039     57,225     82,403
Adjusted EBITDA
  margin.............       21.1%          16.7%         18.1%      22.0%      25.1%
Capital
  expenditures.......    $   365       $    780      $  2,260   $  4,154   $  9,722
Ratio of Adjusted
  EBITDA to cash
  interest expense...                      1.8x          2.4x       2.1x       2.1x
Ration of net debt to
  Adjusted EBITDA (4)                                    4.6x       7.2x       6.2x
Ratio of earnings to
  fixed charges (5)..       1.6x             --            --         --         --
BALANCE SHEET DATA
  (AT END OF PERIOD)
Cash and cash
  equivalents........                  $  2,531      $  7,024   $ 14,016   $ 11,237                              $ 17,675
Working capital(6)...                   (11,572)      (12,034)   (33,232)   (53,479)                              (62,601)
Total assets.........                   277,173       298,497    660,226    781,581                               957,205
Total debt...........                   151,000       164,223    426,868    523,154                               565,000
Total stockholder's
  equity.............                    86,839        89,734    134,760    132,961                               265,011


------------------------------
(1) We account for stock-based compensation using the intrinsic value method. As a result, we measure compensation cost as the difference between the exercise price of the options and the fair value of the shares underlying the options at the end of the period. Our results for the period January 1, 2000 through October 11, 2001 were favorably impacted by compensation benefits due to a decrease in the fair value of the shares underlying the options. We will no longer recognize compensation expense thereafter as a result of a change in benefit plans.

(2) "EBITDA" is defined as operating income (loss) plus depreciation and amortization less amounts attributable to minority interest. EBITDA is a key financial measure but should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles). We believe that EBITDA is a useful supplement to net income and other income statement data in understanding cash flows generated from operations that are available for taxes, debt service and capital expenditures. However, our method of computation may not be comparable to other similarly titled measures of other companies.

  The following table demonstrates our calculation of EBITDA for each period presented.

                                                        PREDECESSORS                                         ADVANSTAR
                       ------------------------------------------------------------------------------    ----------------
                                                                                      FOR THE PERIOD      FOR THE PERIOD
                       FIVE MONTHS   SEVEN MONTHS              YEAR ENDED             FROM JANUARY 1,    FROM OCTOBER 12,
                          ENDED          ENDED                DECEMBER 31,             2000 THROUGH        2000 THROUGH
                         MAY 31,     DECEMBER 31,    ------------------------------     OCTOBER 11,        DECEMBER 31,
                          1996           1996          1997       1998       1999          2000                2000
                       -----------   -------------   --------   --------   --------   ---------------    ----------------
                                                        (DOLLARS IN THOUSANDS)
Operating income.....    $11,409       $ (1,339)     $  6,513   $  2,576   $ 26,482      $ 52,258            ($ 8,092)
Depreciation and
  amortization.......      3,019         15,120        27,526     51,823     53,258        39,653              14,447
Minority interest
  (Excluding
  depreciation and
  amortization)......         --             --            --       (571)    (1,262)       (1,991)                 36
                         -------       --------      --------   --------   --------      --------            --------
EBITDA...............    $14,428       $ 13,781      $ 34,039   $ 53,828   $ 78,478      $ 89,920            $  6,391
                         =======       ========      ========   ========   ========      ========            ========

(3) "Adjusted EBITDA" is defined as EBITDA plus stock option compensation expense, or less any stock option compensation benefit. We believe that Adjusted EBITDA is a useful supplement to net income and other income statement data in understanding cash flows generated from operations that are available for taxes, debt service and capital expenditures, as it excludes stock option compensation expense which, in all historical periods, was a non-cash expense.

(4) Net debt equals total debt less cash and cash equivalents.

(5) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as pretax income from continuing operations plus fixed charges, and fixed charges consist of interest expense and one-third of rental expense, which is considered representative of the interest component of rental expense. Earnings were insufficient to cover fixed charges in the seven months ended December 31, 1996, the years ended December 31, 1997, 1998, and 1999 and the period from October 12, 2000 through December 31, 2000 by $1.0 million, $9.3 million, $8.3 million, $27.2 million, $12.0 million and $21.5 million, respectively.

(6) Working capital is defined as current assets, excluding cash, less current liabilities, excluding the current portion of long term debt.

ITEM 7. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

OVERVIEW

    We are a worldwide provider of integrated, B-to-B marketing communications products and services for targeted industry sectors, principally through trade shows and conferences and through controlled circulation trade, business and professional magazines. We also provide a broad range of other marketing services products, including classified advertising, direct mail services, reprints, database marketing, guides, and reference books.

    We report our business in three segments:

    - trade shows and conferences, which consists primarily of the management of trade shows and seminars held in convention and conference centers;

    - trade publications, which consists primarily of the creation and distribution of controlled circulation trade, business and professional magazines; and

    - marketing services, which consists primarily of sales of a variety of direct mail and database products, magazine editorial reprints, and classified advertising.

    Trade shows and conferences accounted for 32.8%, 43.5%, 49.0% and 52.6% of total revenue in 1997, 1998, 1999 and 2000, respectively. Trade publications accounted for 59.5%, 50.2%, 45.0%, and 42.1% of total revenue in 1997, 1998,
1999 and 2000, respectively, while marketing services accounted for 7.7%, 6.3%, 6.0%, and 5.3% of total revenue in 1997, 1998, 1999 and 2000, respectively. Our revenue reaches its highest levels during the first and third quarters of the year due to the timing of the MAGIC trade shows and our other large trade shows and conferences. Because trade shows and conferences revenue is recognized when a particular event is held, we may experience fluctuations in quarterly revenue based on the movement of annual trade show dates from one quarter to another.

    We provide our affiliate Advanstar.com with administrative support services in accounting, finance, legal, human resource management, information technology and business development. We also provide Advanstar.com with marketing and promotional support through advertising pages in our trade publications and exhibit space in our trade shows. These services are provided at rates which fully cover our incremental costs. In return, Advanstar.com provides promotional support on its web sites for our trade publications and trade shows at rates which reflect incremental cost. We will pay Advanstar.com a service fee beginning in 2001 based on cost plus a small administrative charge for these web site services. Advanstar.com has the right to use the content from our publications and events, our brands and our customer lists for the purpose of building and operating the web sites. In return for these rights, Advanstar.com will pay us beginning in 2001 a royalty based on a percentage of all revenue derived by Advanstar.com. We expect that the transactions described above will be on arm's-length terms going forward.

    In March 2001, our parent, Advanstar, Inc. announced plans to more tightly focus the activities of Advanstar.com. These plans will have the effect of more closely integrating many of the sales, marketing, technology and operating functions of Advanstar.com with us and our core activities in publishing, tradeshows, and marketing services. As a result, Advanstar.com will reduce the number of internet products scheduled for introduction in 2001.

    PRESENTATION OF FINANCIAL INFORMATION

    ACQUISITIONS

    Since May 31, 1996, we have completed 28 acquisitions and joint ventures, 14 of which were completed in 1998, four of which were completed in 1999 and two of which were completed in 2000.

    - On April 30, 1998, we acquired Men's Apparel Guild in California, Inc. ("MAGIC") for approximately $234.3 million. MAGIC is now our wholly-owned subsidiary and the core asset of our Fashion & Apparel cluster. On
      August 17, 1998, we acquired certain travel-related publications and trade show assets from Universal Media, Inc. for cash consideration of $68.0 million. In addition, in 1998, we completed 12 other acquisitions or joint ventures with purchase prices ranging from approximately
      $0.6 million to approximately $20.0 million and aggregating approximately $89.1 million.

    - On July 28, 1999, we acquired certain trade shows and publishing properties of Larkin-Pluznik-Larkin, LLC and LPL/Style Group, LLC, which operates apparel trade shows. The purchase price was approximately
      $135.4 million in cash and assumed liabilities. From January 1, 1999 through December 31, 1999, we completed three other acquisitions of trade shows, conferences and publishing properties, with a cumulative purchase price totaling approximately $17.3 million in cash and assumed liabilities.

    - In January 2000 we acquired the Documents, Messaging and Security or "DMS" tradeshow and INFO 21 magazine from Gruppe 21 Informations-GmbH for approximately $7.8 million in cash and assumed liabilities. In July 2000 we acquired the Brand Licensing London tradeshow for approximately
      $4.6 million in cash and assumed liabilities.

    - On November 26, 2000 we purchased the outstanding minority interest in SeCA, a French trade show joint venture, for approximately $9.0 million.

    These acquisitions have been accounted for under the purchase method of accounting and our results of operations include the effect of these acquisitions from the date of purchase.

    In addition, we will purchase the outstanding minority interest in Advanstar Wideband for approximately $4.0 million in a transaction that is expected to close in early 2001. We previously recorded a minority interest expense related to Advanstar Wideband's earnings in other income (expense), net. As a result of this transaction, in future periods we will eliminate the minority interest expense related to Advanstar Wideband in our results of operations.

    In February 2001, we purchased several automotive industry magazines for approximately $4.0 million. The acquisition is not expected to have a material impact on our financial condition or results of operations.

    THE ACQUISITION

    As a result of the acquisition of our company by the DLJ Merchant Banking funds, we will have significantly higher indebtedness and interest expense than reflected in our historical results of operations. In addition, our acquisition was accounted for under the purchase method of accounting. Under purchase accounting, the purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder being allocated to goodwill. The increase in basis of these assets will result in non-cash depreciation and amortization charges in future periods that will be significantly higher than that reflected in our historical financial information.

    During the first quarter of 2001, we will record an extraordinary charge of approximately $2.4 million, net of a deferred tax benefit of $1.6 million, in connection with the write-off of deferred financing fees related to the bridge facility that was refinanced with the proceeds of the offering of the old notes and the concurrent offering of additional parent company units.

    STOCK OPTION COMPENSATION CHARGES

    We account for stock-based compensation using the intrinsic value method. As a result, due to the variable features of option grants under Advanstar, Inc.'s old stock option plan, we measure compensation cost as the difference between the exercise price of the options and the fair value of the shares underlying the options at the end of the period. We then recognize a non-cash compensation expense.

    Our results for 2000, including our EBITDA and EBITDA margin, were positively impacted by non-cash compensation benefits recognized due to a decrease in the fair value of the shares underlying the options at the end of the period.

    We no longer have a variable-feature benefit plan after the acquisition and will therefore not recognize stock option compensation charges under that plan as currently in effect.

    SOURCES OF REVENUE

    TRADE SHOWS AND CONFERENCES

    The trade shows and conferences segment derives revenue principally from the sale of exhibit space and conference attendance fees generated at its events. In 2000, approximately 81.6% of our trade shows and conferences revenue was from the sale of exhibit space. Events are generally held on an annual basis in major metropolitan or convention areas such as New York City or Las Vegas. At many of our trade shows, a portion of exhibit space is reserved and partial payment is received as much as a year in advance. For example, over 70% of exhibit space at our Dealer Expo, Frontline Solutions, ICCM and Telecon shows is reserved prior to the end of the preceding show. The sale of exhibit space is affected by the on-going quality and quantity of attendance, venue selection and availability, industry life cycle and general market conditions. Revenue and related direct event expenses are recognized in the month in which the event is held. Cash is collected in advance of an event and is recorded on our balance sheet as deferred revenue.

    TRADE PUBLICATIONS

    The trade publications segment derives revenue principally from the sale of advertising in its business-to-business magazines. Additionally, certain publications derive revenue from paid subscriptions and custom publishing. Paid subscriptions comprise less than 5% of total publishing revenue. Most publications are produced monthly with advertising sold both on an annual schedule and single insertion basis. The sale of advertising is affected by new product releases, circulation quality, readership and general market conditions. Advertising revenue is recognized on the publication issue date, and subscription revenue, if any, is recognized over the subscription period, typically one year.

    Our publishing properties operate in many different markets and industries which are subject to economic conditions prevalent in those industries. Accordingly, publishing revenues may fluctuate in connection with the markets in which we operate.

    MARKETING SERVICES

    The marketing services segment derives its revenue from the sale of value-added marketing products such as classified advertising, both print and internet based, direct mail services, reprints, database marketing, directories, guides and reference books. These products complement and, in many cases, utilize the content or databases generated by our trade shows, conferences and publications. The sale of these products is affected by the success of the event or publication from which these products are derived, the quality of the sales team and general market conditions. Revenue is generally recognized when the applicable product is shipped.

    COMPONENTS OF EXPENSES

    TRADE SHOWS AND CONFERENCES

    Costs incurred by the trade shows and conferences segment include facility rent, outsourced services such as registration, security and decorator, and attendee and exhibitor promotion. Exhibitors generally contract directly with third parties for on-site services such as electrical, booth set-up and drayage. Staff salaries and related payroll expenses are treated as monthly period expenses. All other direct costs are expensed in the month the event occurs.

    TRADE PUBLICATIONS

    Costs incurred by the trade publications segment include printing, paper and postage; selling and promotion; editorial and prepress; and circulation acquisition and fulfillment. Additionally, publisher and sales staff costs, and production, editorial and circulation staff costs, with related payroll taxes and benefits, are charged to the publications. We outsource the actual printing of our publications.

    MARKETING SERVICES

    Costs of the marketing services segment include printing and distribution costs, database administration fees and selling and product development salaries and related payroll taxes and benefits.

    General and administrative costs are not allocated to the segments.

RESULTS OF OPERATIONS

    The following discussion compares our results for the two months and 20 days ended December 31, 2000 combined with our predecessor's results for the period January 1, 2000 through October 11, 2000, to our predecessor's results in 1999.

    2000 COMPARED TO 1999

    REVENUE

    Revenue increased $49.1 million, or 15.0%, from $328.4 million in December 31, 1999 to $377.5 million in 2000.

    Revenue from our trade shows and conferences increased $37.4 million, or 23.2%, from $161.0 million in 1999 to $198.4 million for the comparable period in 2000. This increase was attributable to:

    - trade shows and conferences acquired in 1999 and 2000, such as Larkin and DMS;

    - new product launches, such as iEB West, InterExpo, Custom Relationship Management New York and Art Expo Florida; and

    - the growth of our existing product portfolio.

These revenue gains were partially offset by the discontinuation or sale of certain trade shows and conferences held in 1999. Revenue for 2000 was also impacted by weaker performance in the fourth quarter of 2000 compared to the fourth quarter of 1999 resulting primarily from declines in our New York fashion and apparel events, due in part to the ongoing market repositioning of these events, and from competitive pressures and certain weather-related events impacting certain European trade shows in our Call Center and Application Technology sectors.

    Revenue from trade publications increased $11.3 million, or 7.6%, from $147.7 million in 1999 to $159.0 million in 2000. The increase in revenue was due primarily to:

    - trade publications acquired in 1999 and 2000, such as SENSORS and INFO 21;

    - new product launches, such as E-LEARNING and WIRELESS ASIA; and

    - the growth in advertising pages on our existing product portfolio.

These revenue gains were partially offset by the sale or discontinuation of certain magazines published in 1999.

    Revenue from our marketing services increased $0.5 million or 2.5% from $19.7 million in 1999 to $20.1 million in 2000. Growth in revenue from list rentals, reprints and classified advertising was primarily responsible for the increase.

    PRODUCTION, SELLING AND OTHER DIRECT EXPENSES

    Production, selling and other direct expenses increased $30.0 million, or 14.7%, from $205.1 million in 1999 to $235.1 million in 2000.

    Trade shows and conference production, selling and other direct expenses increased $22.7 million, or 25.4%, from $89.4 million in 1999 to $112.1 million in 2000. This increase was primarily due to increases in operations, promotion and management costs associated with our acquisitions and launches as well as costs attributable to growth in existing events. These increases were partially offset by cost savings associated with discontinued events.

    Trade publications production, selling and other direct expenses increased $7.1 million, or 6.7%, from $105.7 million in 1999 to $112.8 million in 2000. This increase was primarily attributable to direct costs related to acquisitions and launches as well as normal increases due to growth in revenue.

    Marketing services production, selling and other direct expenses increased $0.2 million, or 2.1%, from $10.0 million in 1999 to $10.2 million in 2000. This increase was primarily due to increased selling expenses incurred as a result of our efforts to market these products as well as increased costs of production due to growth in those respective product lines.

    GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses increased $9.2 million, or 21.0%, from $43.6 million in 1999 to $52.8 million in 2000. The increase was primarily due to:

    - the consolidation of our New York metropolitan area offices and office expansion in several locations due to acquisitions and growth;

    - the full-period depreciation effect of the development and expansion of our information technology infrastructure;

    - the continued implementation of our market-focused cluster management structure; and

    - increases in central services groups, such as finance and legal administration, in line with our growth in scale and complexity.

In 2000 we recognized a benefit of $2.5 million related to our stock option compensation plan. This represents a decrease in compensation expense of approximately $6.4 million from 1999, resulting from a decrease in the fair value of the shares underlying the options at the end of the period.

    AMORTIZATION

    Amortization expense decreased $1.4 million from $49.2 million in 1999 to $47.8 million in 2000. This decrease was primarily due to the impact of certain of our intangibles becoming fully amortized in 2000 and the Write-off in 1999 of $4.1 million of intangible assets related to publications and trade shows that were discontinous partially offset by increased amortization related to our acquisitions.

    OPERATING INCOME

    Operating income increased $17.7 million, or 66.8%, from $26.5 million in 1999 to $44.2 million in 2000. The increase was primarily due to revenue growth across our segments and reduced general and administrative expense after stock option compensation expense, as more fully described above.

    INTEREST EXPENSE

    Net interest expense increased $12.0 million, or 30.2%, from $39.9 million in 1999 to $51.9 million in 2000 due to the additional indebtedness necessary to fund acquisitions and an aggregate increase in interest rates of approximately 1.0%. In July 1999, we obtained an additional $138.0 million in term debt financing that was used to fund the Larkin and other acquisitions during the year.

    INCOME TAXES

    Provision for income taxes increased $17.8 million from a benefit of $11.4 million in 1999 to a provision of $6.4 million in 2000. This increase was primarily due to an increase in taxable earnings as compared to book earnings. The DLJ acquisition has increased the amount of non-deductible goodwill, impacting our taxable income.

    NET LOSS

    Net loss increased $16.6 million from $0.6 million in 1999 to $17.2 million in 2000. This increase was primarily due to increased general and administrative expense, increases in amortization, interest expense and provision for income taxes, partially offset by revenue growth across our segments as more fully described above.

    EBITDA

    EBITDA increased $17.8 million, or 22.7%, from $78.5 million in 1999 to $96.3 million in 2000. The increase was primarily due to revenue growth across our segments, partially offset by increased production, selling and other direct expense and increased general and administrative expense, as more fully described above.

    1999 COMPARED TO 1998

    REVENUE

    Revenue increased $68.6 million, or 26.4%, from $259.8 million in 1998 to $328.4 million in 1999.

    Revenue from our trade shows and conferences increased $47.9 million, or 42.4%, from $113.1 million in 1998 to $161.0 million in 1999. This increase was attributable to:

    - trade shows and conferences acquired in 1998 and 1999, such as MAGIC, SeCA, SCANTECH, Telexpo, Starform and Larkin;

    - new product launches, such as Luxury Travel Expo, iEC Europe and MAGIC East; and

    - the growth of our existing product portfolio.

These revenue gains were partially offset by the discontinuation in 1999 of certain trade shows and conferences held in 1998.

    Revenue from our trade publications increased $17.3 million, or 13.2%, from $130.4 million in 1998 to $147.7 million in 1999. The increase in revenue was due primarily to:

    - trade publications acquired in 1998 and 1999, such as TRAVEL AGENT, TELEPROFESSIONAL, LICENSE!, POST and SENSORS;

    - new product launches, such as GOLFDOM, SHADES OF BEAUTY and CUSTOMER CONTACT SOLUTIONS; and

    - the growth of advertising pages and advertising revenue per page in our existing portfolio.

These revenue gains were partially offset by the sale or discontinuation in 1999 of certain magazines published in 1998.

    Revenue from our marketing services increased $3.4 million, or 20.4%, from $16.3 million in 1998 to $19.7 million in 1999. Growth in revenue from list rentals, display and classified advertising, card decks and books was primarily responsible for the increase.

    PRODUCTION, SELLING AND OTHER DIRECT EXPENSES

    Production, selling and other direct expenses increased $36.6 million, or 21.7%, from $168.5 million in 1998 to $205.1 million in 1999.

    Trade shows and conferences production, selling and other direct expenses increased $21.4 million, or 31.4%, from $68.0 million in 1998 to $89.4 million in 1999. This increase was primarily due to increases in our operation, promotion and management costs associated with our acquisitions as well as costs attributable to new launches and growth in our existing events.

    Trade publications production, selling and other direct expenses increased $13.0 million, or 14.0%, from $92.7 million in 1998 to $105.7 million in 1999. Direct costs related to acquisitions of publications were primarily responsible for the increase as well as selected investments and product development in certain of our publications.

    Marketing services production, selling and other direct expenses increased $2.2 million, or 28.3%, from $7.8 million in 1998 to $10.0 million in 1999. This increase was primarily due to the increased selling expenses incurred as a result of our efforts to market these products as well as increased costs of production due to the growth in those respective product lines.

    GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses before non-cash stock option compensation charges increased $7.0 million, or 19.4%, from $36.6 million in 1998 to $43.6 million in 1999. This increase was primarily attributable to increased overhead related to the 18 acquisitions completed after January 1, 1998. We also incurred incremental expenses related to the expansion of our infrastructure to support our industry-focused organization. These increases were partially offset by improvements in our trade show operations support group.

    For the year ended December 31, 1999 we recognized non-cash stock option compensation expense of $3.9 million related to our stock option compensation plan. This represents an increase in compensation expense of approximately
$0.5 million over the comparable period of 1998, resulting from an increase in the fair value of the shares underlying the options at the end of the period and additional options issued during 1999.

    AMORTIZATION

    Amortization expense increased $0.4 million from $48.8 million in 1998 to $49.2 million in 1999. This increase was primarily attributable to increased amortization of intangible assets related to our acquisitions, partially offset by a reduction of $8.5 million related to the write-off of intangible assets of publication and trade show properties that were discontinued.

    OPERATING INCOME

    Operating income increased $23.9 million from $2.6 million in 1998 to $26.5 million in 1999. The increase was due to the revenue growth across our segments, partially offset by increased costs attributable to our acquisitions.

    INTEREST EXPENSE

    Net interest expense increased $12.0 million, or 43.2%, from $27.9 million in 1998 to $39.9 million in 1999 due to a full year of interest on the 9 1/4% senior subordinated notes issued in April 1998 to finance the MAGIC acquisition and to the incurrence of additional indebtedness to fund acquisitions, partially offset by an aggregate reduction in interest rates of approximately 0.2%. In July 1999, we obtained an additional $138.0 million in term debt financing that was used to fund the Larkin and other acquisitions.

    INCOME TAXES

    Provision for income taxes decreased $12.7 million from a provision of $1.3 million in 1998 to a benefit of $11.4 million in 1999 due to the reversal of valuation reserves established in prior years for deferred tax assets related to amortization, depreciation and net operating loss carryforwards.

    NET LOSS

    Net loss decreased $27.9 million, or 97.9%, from a net loss of $28.4 million in 1998 to a net loss of $0.6 million in 1999 due to the improvements in operating performance described above.

    EBITDA

    EBITDA increased $24.7 million, or 45.8%, from $53.8 million in 1998 to $78.5 million in 1999. The increase was primarily due to an increase in our revenue and resulting improvement in operating performance as described above.

LIQUIDITY AND CAPITAL RESOURCES

    POST-ACQUISITION

    Following the Acquisition and related financing, our principal sources of liquidity are cash flow from operations and borrowings under our new credit facility. Our principal uses of cash will be debt service requirements to service our debt described below, capital expenditures and strategic acquisitions and investments.

    DEBT SERVICE

    On a pro forma basis, as of December 31, 2000, we had: (a) total indebtedness of $530.0 million; and (b) approximately $76.8 million of borrowings available under our new credit facility, subject to customary conditions. Our significant debt service obligations following the acquisition could have material consequences to our security holders.

    NEW CREDIT FACILITY. The term loan facility under the new credit facility consists of a $100.0 million amortizing term loan A maturing six and one-half years after the closing date of the new credit facility and a $315.0 million amortizing term loan B maturing seven years after the closing date. We repaid $10.8 million of term loan A and $34.2 million of term loan B at closing of the offering of the old notes. The new credit facility also includes a $80.0 million revolving credit facility. The revolving credit facility will terminate six and one-half years after the closing date. The credit facility may be increased by up to $50.0 million at our request, with the consent of the lenders or other financial institutions providing the increase.

    Borrowings under the new credit facility generally bear interest based on a margin over, at our option, the base rate or the reserve-adjusted London-interbank offered rate, or LIBOR. The applicable margin, until approximately six months after the closing date, is 3.00% over LIBOR and 1.75% over the base rate for borrowings under the revolving credit facility and for term loan A, and 3.50% over LIBOR and 2.25% over the base rate for term loan B. Thereafter, the applicable margin for revolving credit loans and term loan A will vary based upon our ratio of consolidated debt to EBITDA, as defined in the new credit facility, and the applicable margin for term loan B will remain 3.50% over LIBOR and 2.25% over the base rate. Our obligations under the new credit facility are guaranteed by Holdings, our parent company and all our existing and future domestic subsidiaries and are secured by substantially all of the assets of our company and the subsidiary guarantors, including a pledge of the capital stock of all our existing and future domestic subsidiaries, a pledge of no more than 65% of the voting stock of any foreign subsidiary directly owned by our company or any domestic subsidiary, a pledge of all intercompany indebtedness in favor of our company and our domestic subsidiaries, a pledge of our company's and Advanstar IH, Inc.'s capital stock by our parent company and a pledge of our parent company's capital stock by Holdings. The new credit facility contains customary covenants, including covenants that limit our ability to incur debt, pay dividends and make investments, and customary events of default.

    NOTES. Our 12% senior subordinated notes that we issued in connection with the Acquisition mature in 2011 and are guaranteed by each of our existing and future domestic restricted subsidiaries. Interest on the notes is payable semi-annually in cash. The notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments.

    PARENT COMPANY NOTES. As part of the financing for the acquisition, Advanstar, Inc. issued 15% senior discount notes due October 2011 with a principal amount at maturity of $103.2 million. In February 2001, Advanstar, Inc. sold additional senior discount notes due October 2011 with an additional aggregate principal amount at maturity of $68.6 million. These notes will not require cash interest payments until 2006 and contain customary covenants and events of default, including covenants that limit the ability of Advanstar, Inc. and its subsidiaries to incur debt, pay dividends and make investments. Neither we nor any of our subsidiaries guaranteed the notes. However, Advanstar, Inc. is a holding company and its ability to pay interest on these notes will be dependent upon the receipt of dividends from its subsidiaries, including our company. The new credit facility and the senior subordinated notes offered hereby impose substantial restrictions on our ability to pay dividends.

    CAPITAL EXPENDITURES

    Capital expenditures in 2000 were approximately $11.9 million and we anticipate that we will spend approximately $10.0 million on capital expenditures in each of 2001 and 2002, primarily for expenditures related to our desktop computers and management information systems. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under the new credit facility will be adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

    ACQUISITIONS AND INVESTMENTS

    We have provided funding to Advanstar.com, our affiliate and a subsidiary of Advanstar, Inc., to support its operations. We provided funding of approximately $19.8 million in 2000 and anticipate that we will provide an aggregate of $16.0 million of additional funding in 2001. Our debt instruments restrict our ability to make investments in Advanstar.com, but, based on current estimates, we anticipate that we will be able to make these investments.

    Our business strategy includes the consummation of acquisitions. In connection with any future acquisitions, we may require additional funding, which may be provided in the form of additional debt or equity financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms or in a manner that complies with the restrictive covenants in our debt instruments. Consistent with our strategy since 1996, we are engaged in negotiations involving potential acquisitions of complementary businesses. We do not expect that these acquisition opportunities, if consummated, would total more than $60.0 million.

    SOURCE OF FUNDS

    We generally operate with negative working capital, excluding cash and current maturities of long-term debt, due to the impact of deferred revenue from trade shows, which is billed and collected as deposits up to one year in advance of the respective trade show. Consequently, our existing operations are expected to maintain very low or negative working capital balances, excluding cash and current maturities of long-term debt. We anticipate that our operating cash flow, together with borrowings under the new credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

    From time to time we will continue to explore additional financing methods and other means to lower our cost of capital, which could include stock issuance or debt financing and the application of the proceeds therefrom to the repayment of bank debt or other indebtedness.

    HISTORICAL

    Historically, our financing requirements have been funded through cash generated by operating activities, the sale of additional shares of common stock to our stockholder, revolving and term loan borrowings and, in 1998, the issuance of $150.0 million of 9 1/4% senior subordinated notes.

    CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operations decreased $22.8 million, or 42.6%, to $30.7 million in 2000 from $53.5 million in 1999. The decrease was primarily due to an increase in general and administrative expenses, interest expense, other expenses and working capital items.

    CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities decreased $103.4 million, or 68.5%, to $47.5 million in 2000 from $150.9 million in 1999. The decrease was primarily due to a reduction in acquisition activity in 2000, an increase in proceeds received on the sale of certain of our properties, partially offset by our funding of Advanstar.com, and an increase in fixed asset expenditures, as more fully discussed below.

    CASH FLOWS FROM FINANCING ACTIVITIES. Net cash provided by financing activities decreased to a use of cash of $16.8 million in 2000 from a source of cash of $94.9 million in 1999. This decrease was principally due to our financing of fewer acquisitions in 2000 in comparison to 1999, and repayments of our long-term debt. In July 1999, we also obtained an additional $138.0 million in term debt financing that was used to fund the Larkin acquisition.

    CAPITAL EXPENDITURES. Capital expenditures increased $2.2 million, or 22.2%, to $11.9 million in 2000 from $9.7 million in 1999. The increase was primarily due to the consolidation of multiple office locations in New York into a single office location and other strategic investments. Capital expenditures have been financed by our cash flows from operations.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

    We are exposed to various market risks, including the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We enter into financial instruments to manage and reduce the impact of changes in interest rates and foreign currency exchange rates.

    INTEREST

    We rely significantly on variable-rate and fixed-rate debt in our capital structure. On a pro forma basis at December 31, 2000, we had fixed-rate debt of $160.0 million and variable-rate debt of $370.0 million. The pre-tax earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be a reduction of $3.7 million, holding other variables constant and excluding the impact of our interest rate cap agreements. Under the new credit facility, we are required to enter into interest rate protection agreements that have the effect of causing at least half of the outstanding term loan borrowings and senior subordinated notes to be fixed-rate borrowings. We have entered into agreements to cap the interest rate on $105.3 million of new credit facility, which would have the effect of reducing the impact of interest rate increases on our earnings and cash flows.

    CURRENCIES

    Outside of the United States, we maintain assets and operations in Europe, South America and Asia. The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into U.S. dollars. As a result, exposure to foreign currency gains and losses exists. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency. Our subsidiaries and affiliates also purchase and sell products and services in various currencies. As a result, we may be exposed to cost increases relative to the local currencies in the markets in which we sell.

    A portion of our assets are based in our foreign locations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected in other comprehensive income. Accordingly, our consolidated stockholder's equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

    Our strategy for management of currency risk relies primarily upon conducting our operations in a country's respective currency and may, from time to time, involve currency derivatives, primarily forward exchange contracts, to reduce our exposure to currency fluctuations. As of December 31, 2000 there were open foreign exchange derivative contracts with a notional amount totaling
$20.1 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to approximately $1.1 million. Actual results may differ.

IMPACT OF NEW ACCOUNTING STANDARDS

    SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective for fiscal years beginning after June 15, 2000. We adopted SFAS No. 133 on January 1, 2001, which did not have a material impact on our financial position or results of operations.

ITEM 7A. -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please refer to Item 14. - Exhibits, financial Statements and Reports on
Form 8-K.

ITEM 9. -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

No events have occurred which would require disclosure under this Item.

                                    PART III

ITEM 10. -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the name, age and position of each of our executive officers, directors and other key employees.

NAME                                     AGE      POSITION
----                                     ---      --------
Robert L. Krakoff                         65      Chairman of the Board and Chief Executive Officer
James M. Alic                             58      Vice Chairman, Vice President and Director
David W. Montgomery                       43      Vice President--Finance, Chief Financial Officer and
                                                  Secretary
Eric I. Lisman                            44      Vice President and General Counsel
William J. Cooke                          49      Executive Vice President
Alexander S. DeBarr                       40      Executive Vice President
Morris R. Levitt                          60      Executive Vice President
Joseph Loggia                             41      Executive Vice President, President--MAGIC
Daniel M. Phillips                        38      Executive Vice President
OhSang Kwon                               32      Director
James A. Quella                           50      Director
David M. Wittels                          36      Director

    EXECUTIVE OFFICERS

    ROBERT L. KRAKOFF has served as our Chairman and Chief Executive Officer since he joined Advanstar in July 1996. From January 1993 to June 1996, he was the Chairman and Chief Executive Officer of Reed Publishing USA, a division of Reed Elsevier Inc. which included Cahners Publishing Company, a trade publications business, and Reed Exhibition Companies, an exposition and conference business. From January 1993 to June 1996, he was also a member of the board of directors of Reed Elsevier PLC.

    JAMES M. ALIC has served as our Vice Chairman and Vice President since he joined Advanstar in July 1996. From June 1995 to June 1996, he was Vice President and Controller of IBM Corporation, a computer hardware and software manufacturer. From September 1994 to May 1995, he was Chairman of Reed Exhibition Companies. From August 1991 to August 1994, he was President of Reed Exhibitions North America.

    DAVID W. MONTGOMERY has served as our Vice President--Finance and Chief Financial Officer since January 1994. From July 1989 to December 1993, he was our Director of Corporate Finance. In July 1992, he became our Secretary. From January 1981 to June 1989, he was a practicing CPA with McGladrey & Pullen in Minneapolis, St. Paul, Minnesota.

    ERIC I. LISMAN has served as our Vice President and General Counsel since September 1998. From November 1997 to August 1998, he engaged in a private legal practice. From August 1996 to July 1997, he was a Senior Vice President and General Counsel of Cahners Publishing Company. From July 1993 to July 1996, he was a Vice President and General Counsel of Reed Publishing USA.

    KEY EMPLOYEES

    WILLIAM J. COOKE has served as our Executive Vice President since June 1997 and is responsible for the OEM and application technology industry sector, the Market Development cluster and marketing services. In addition, Mr. Cooke is responsible for corporate marketing and corporate training. From July 1995 to May 1997, he was Group Vice President of Advanstar. From July 1993 to
June 1995, he was our President of the Marketing Services Division. From 1988 until June 1993, Mr. Cooke was Vice President of Strategic Planning and Marketing for Dun & Bradstreet Corporation.

    ALEXANDER S. DEBARR has served as our Executive Vice President since
June 1997 and is responsible for the art, beauty, travel and hospitality and motor vehicle sectors. From February 1995 to May 1997, he was a Group Vice President of Advanstar. Mr. DeBarr also served as a Group Publisher of Advanstar from February 1993 until January 1995.

    MORRIS R. LEVITT joined us in March 1999 as our Executive Vice President with responsibility for the Healthcare, Science & Pharmaceuticals cluster. From October 1991 to February 1999, he headed the Advanced Technology Division of PennWell Publishing Company, a publisher of trade publications and an operator of trade shows.

    JOSEPH LOGGIA has served as MAGIC's President and Chief Executive Officer since May 1997, President from August 1996 and Chief Operating Officer beginning in 1995. From January 1993 to August 1996, he was Chief Financial Officer of MAGIC. Prior to joining MAGIC, Mr. Loggia, who is a certified public accountant, was a manager at the accounting firm of Coopers & Lybrand responsible for Fraud & Financial Investigations.

    DANIEL M. PHILLIPS currently serves as Executive Vice President of Advanstar Technology Communities. He was previously Vice President and General Manager of Advanstar's Technology groups. Mr. Phillips joined Advanstar in 1996 as a group publisher of America's Network, Telecom Asia and Communicationes magazines, and in 1998 was promoted to Vice President and General Manager. Prior to joining Advanstar, Mr. Phillips was responsible for publications for EMAP (U.K.) in the area of telecommunications.

    DIRECTORS

    ROBERT L. KRAKOFF. See "--Executive Officers."

    JAMES M. ALIC. See "--Executive Officers."

    OHSANG KWON has served as a director since October 2000. Mr. Kwon has been a Principal of DLJ Merchant Banking, Inc. since 2001 and a Vice President of DLJ Merchant Banking, Inc. prior to that. From May 1997 to February 2000, he was an Associate with DLJ Securities Corporation, and he became a Vice President of DLJ Securities Corporation in February 2000. From October 1996 to May 1997, he was an Associate at Davis Polk & Wardwell. Prior to that, he was a law clerk for the Hon. William C. Conner in the United States District Court for the Southern District of New York.

    JAMES A. QUELLA has served as a director since October 2000. Mr. Quella joined DLJ Merchant Banking, Inc. in 2000 as a Managing Director and Operating Partner. Immediately prior to joining DLJ, he was a Managing Director at GH Venture Partners. From 1990 to 1999, Mr. Quella worked at Mercer Management Consulting where he served as a senior consultant and became Vice Chairman in 1997. Mr. Quella was also a Director of Mercer Consulting Group and Executive Partner of Marsh McLennan Companies. Mr. Quella currently serves on the board of directors of AKI Holding Corp., AKI Inc., Merrill Corporation and Von Hoffman Press, Inc.

    DAVID M. WITTELS has served as a director since October 2000. Mr. Wittels has been a Managing Director of DLJ Merchant Banking, Inc. since 2001 and has served in various capacities with DLJ Merchant Banking for the past five years. Mr. Wittels serves as a director of AKI Holding Corp., AKI Inc., Mueller Holdings (N.A.) Inc., Ziff Davis Media Inc., Ziff Davis Holdings Inc. and Wilson Greatbatch Technologies Inc.

ITEM 11. -- EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table presents compensation paid to our chief executive officer and four other most highly paid officers in the last three fiscal years.

NAME AND PRINCIPAL                                              OTHER ANNUAL         ALL OTHER              TOTAL
POSITION                  YEAR     SALARY($)   BONUS($)(1)   COMPENSATION($)(5)   COMPENSATION($)      COMPENSATION($)
------------------      --------   ---------   -----------   ------------------   ---------------      ---------------
Robert L. Krakoff.....    2000      522,308       194,805            4,861             12,624(3)            734,598
  Chairman of the         1999      433,846       169,500                              15,231(3)            618,577
  Board and Chief         1998      415,385       150,000                              18,138(3)            583,523
  Executive Officer

James M. Alic.........    2000      422,308       157,700            5,392              7,112(3)            592,512
  Vice Chairman, Vice     1999      333,846       133,200                               7,561(3)            474,607
  President and           1998      311,538       115,000                               8,310(3)            434,848
  Director

David W. Montgomery...    2000      210,000       260,836           14,712            623,246(2)(3)       1,108,794
  Vice President-         1999      190,000        92,442                               5,576(3)            288,018
  Finance, Chief          1998      186,538        74,000                               5,918(3)            266,456
  Financial Officer
  and Secretary

Eric I. Lisman(4).....    2000      257,500       210,156                             314,520(2)(3)         782,176
  Vice President and      1999      237,500        87,984                               2,637(3)            328,121
  General Counsel         1998       72,692        25,012                                 199(3)             97,903

Joseph Loggia(6)......    2000      565,385     1,280,933                             622,611(2)(3)       2,468,929
                          1999      700,000       175,000                               4,800(3)            879,800
                          1998      500,130       175,000                                  --               675,130

--------------------------
(1) Bonuses are reported in the year earned, even though they were actually paid in the subsequent year.

(2) Includes all stock option payments and discretionary bonuses relating to the acquisition of Advanstar, Inc. by the DLJ Merchant Banking funds and are reported in the year earned even though some portion was actually paid in the subsequent year. See "-Option Exercises and Holdings."

(3) Includes value of group term life insurance benefits paid for by our company.

(4) Mr. Lisman commenced employment on September 8, 1998.

(5) Includes the fair market value of fringe benefits provided for by our company.

(6) Mr. Loggia commenced employment with Advanstar on April 30, 1998.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth each grant of stock options made by Advanstar during the year ended December 31, 2000 pursuant to the 2000 Management Incentive Plan (as defined below) to each of the Named Executive Officers. We have not granted any stock appreciation rights.

                                                                         Potential Realizable
                                                                           Value at Assumed
                                  % of Total                                Annual Rates of
                      Number of    Options                                    Stock Price
                      Securities  Granted to                                  Appreciation
                      Underlying  Employees   Exercise                      for Option Term
                       Options    In Fiscal    Price     Expiration     ------------------------
2000 GRANTS            Granted      Year      ($/share)     Date            5%($)       10%($)
                       -------      ----      --------      ----        ------------------------

Robert L. Krakoff           --       --           --          --                 --          --
James M. Alic               --       --           --          --                 --          --
David W. Montgomery    200,000       6%        10.00        2010          1,257,789   3,187,485
Eric I Lisman          100,000       3%        10.00        2010            628,895   1,593,742
Joseph Loggia          200,000       6%        10.00        2010          1,257,789   3,187,485

OPTION EXERCISES AND HOLDINGS

    The following table sets forth, for each of the officers named in the Summary Compensation Table, certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2000. None of the unexercised options were "in-the-money" at December 31, 2000. No options were exercised by any of the named officers in 2000. However, under the merger agreement, the holder of each "in-the-money" option outstanding under the 1996 stock option plan received, for each option an amount equal to the per share merger consideration less the exercise price. While that transaction was not technically an option exercise, we have provided information in the following table about the number of shares and value realized in connection with that transaction.

    AGGREGATED OPTION EXERCISES IN 2000 AND DECEMBER 31, 2000 OPTION VALUES

                                                                       NUMBER OF SECURITIES
                                                                      UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                                         OPTIONS AT FISCAL          IN-THE-MONEY OPTIONS AT
                                                                             YEAR END                   FISCAL YEAR END
                                NUMBER OF SHARES          VALUE     ---------------------------   ---------------------------
NAME                          ACQUIRED ON EXERCISE       REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                       ---------------------------   --------   -----------   -------------   -----------   -------------
Robert L. Krakoff.........                 --                  --          --             --              --              --
James M. Alic.............                 --                  --          --             --              --              --
David W. Montgomery.......            200,000            $617,511          --        200,000              --              --
Eric I. Lisman............            100,000             308,755          --        100,000              --              --
Joseph Loggia.............            200,000             617,511          --        400,000              --              --

STOCK OPTION AND INCENTIVE PLANS

    1996 STOCK OPTION PLAN

    Advanstar, Inc.'s Second Amended and Restated 1996 Stock Option Plan, as amended, provides for the issuance of a maximum of 2,051,124 shares of its common stock pursuant to the grant of non-qualified stock options to employees and other individuals who render services to Advanstar, Inc. As of December 31, 1999, options to purchase 2,031,100 shares of Advanstar, Inc.'s common stock at an average exercise price of $8.24 were outstanding under the 1996 Plan, and no options had been exercised. Under the terms of the 1996 Plan and existing award agreements, upon the closing of the merger all outstanding options became fully vested and exercisable. Under the merger agreement, the holder of each option outstanding under the 1996 Plan whose exercise price was less than the value of the merger consideration received for every option, an amount equal to the per share merger consideration minus the exercise price for such option. Outstanding options whose exercise price exceeded the value of the merger consideration were canceled as of the closing of the merger.

    2000 MANAGEMENT INCENTIVE PLAN

    The 2000 Management Incentive Plan was adopted by the board of Holdings on October 11, 2000. The following description of the plan is intended to be a summary and does not describe all provisions of the plan.

    PURPOSE OF THE PLAN

    The purpose of the plan is to attract and retain the best available key employees, non-employee directors and consultants for Holdings and its subsidiaries and affiliates and to encourage the highest level of performance by those individuals, thereby enhancing Holdings' value for the benefit of its stockholders. The plan is also intended to motivate such individuals by means of performance-related incentives to achieve longer-range performance goals and enable such individuals to participate in the long-term growth and financial success of Holdings.

    ADMINISTRATION OF THE PLAN

    The plan will be administered by the compensation committee or the board as a whole, if no committee is constituted. The compensation committee has the power, in its discretion, to select the participants who will participate in the plan, to grant awards under the plan, to determine the terms of these awards, to interpret the provisions of the plan and to take any action that it deems necessary or advisable for the administration of the plan.

    ELIGIBILITY AND PARTICIPATION

    Eligibility to participate in the plan is limited to key employees of Holdings, its subsidiaries and affiliates. Participation in the plan is at the discretion of the compensation committee and will be based upon the individual's present and potential contributions to Holdings' success and such other factors as the compensation committee deems relevant. No individual may be granted in any calendar year awards covering more than 900,000 shares of Holdings common stock.

    TYPE OF AWARDS UNDER THE PLAN

    The plan provides that the compensation committee may grant nonstatutory stock options to eligible participants subject to such terms, conditions and provisions as the compensation committee may determine to be necessary or desirable.

    NUMBER OF AUTHORIZED SHARES

    Holdings has authorized a maximum of 3,422,789 shares of its common stock for participants under the plan during the term of the plan, of which 3,255,000 have been granted as of March 31, 2001. In addition, the number of shares available will be increased to the extent that shares are not purchased on a leveraged basis under Holdings' Direct Investment Program. The compensation committee may adjust the number and class of shares available under the plan to prevent dilution or enlargement of rights in the event of various changes in Holdings' capitalization.

    PUT AND CALL RIGHTS

    Holdings has certain rights to repurchase, or "call," shares purchased pursuant to the plan if a plan participant is terminated by Holdings or one of its subsidiaries for cause or without cause, or if the participant terminates employment for good reason, without good reason, or due to death, disability or "qualified retirement." A plan participant has the right to sell, or "put," shares purchased pursuant to the plan to Holdings if a participant's employment is terminated due to disability, "qualified retirement" or death. "Qualified retirement" means retirement at age 62 or with board approval.

    CHANGE IN CONTROL

    If there is a change in control of Holdings, all unvested time-vesting options granted pursuant to the plan will vest and become immediately exercisable and, if the change in control constitutes a liquidity event (as defined in the award agreements), all performance vesting options will vest. A change in control generally means the acquisition by any person or group of persons, other than an affiliate or affiliates of the DLJ Merchant Banking funds, of more than 51% of the outstanding voting securities of Holdings or a sale of all or substantially all of Holdings' assets.

    AMENDMENT AND TERMINATION

    Holdings' board may amend, alter, suspend, discontinue or terminate the plan at any time, provided that no such amendment, alteration, suspension, discontinuation or termination will be made without stockholder approval if such approval is necessary to qualify for or comply with any tax or regulatory status or requirement with which the board deems it necessary or desirable to qualify or comply.

    DIRECT INVESTMENT PLAN

    The Direct Investment Plan was adopted by the board of Holdings on October 11, 2000. The following description of the plan is intended to be a summary and does not describe all provisions of the plan.

    PURPOSE OF THE PLAN

    The purpose of the plan is to promote the interests of Holdings and its stockholders by attracting and retaining exceptional executive personnel and other key employees of Holdings, its subsidiaries and affiliates. The plan is also intended to align the interests of such employees with those of Holdings' equity investors and enable such employees to participate in the long-term growth and financial success of Holdings.

    ADMINISTRATION OF THE PLAN

    The plan will be administered by a committee of the board or the board as a whole, if no committee is constituted. The committee has the power, in its discretion, to select the participants who will participate in the plan, to determine the number of shares to be covered by purchase agreements, to determine the terms and conditions of the purchase agreements, to interpret the provisions of the plan and to take any action that it deems necessary or advisable for the administration of the plan.

    ELIGIBILITY AND PARTICIPATION

    Eligibility to participate in the plan is limited to executive personnel and key employees of Holdings, its subsidiaries and affiliates.

    NUMBER OF AUTHORIZED SHARES

    Holdings has authorized a maximum of 1,500,000 shares of its common stock for purchase by participants under the plan during the term of the plan. The committee may adjust the number and class of shares available under the plan to prevent dilution or enlargement of rights in the event of various changes in Holdings' capitalization.

    SHARE PURCHASES

    Holdings has agreed to make available non-recourse loans to purchase a portion of the shares available for purchase under the plan.

    PUT AND CALL RIGHTS

    Holdings has certain rights to repurchase, or "call," shares purchased pursuant to the plan if a plan participant is terminated by Holdings or one of its subsidiaries for cause or without cause, or if the participant terminates employment for good reason, without good reason, or due to death, disability or "qualified retirement." A plan participant has the right to sell, or "put," shares purchased pursuant to the plan to Holdings if a participant's employment is terminated due to disability, "qualified retirement" or death. "Qualified retirement" means retirement at age 62 or with board approval.

    TERM OF THE PLAN

    Unless earlier terminated by the board, the plan will terminate on October 11, 2010.

    AMENDMENT AND TERMINATION

    Holdings' board may amend, alter, suspend, discontinue or terminate the plan at any time, provided that no such amendment, alteration, suspension, discontinuation or termination will be made without stockholder approval if such approval is necessary to qualify for or comply with any tax or regulatory status or requirement with which the board deems it necessary or desirable to qualify or comply.

    401(K) PLAN

    Advanstar, Inc. has an Employees' 401(k) Plan and Trust. All current and future employees who have completed one year of service with Advanstar, Inc. or any other domestic subsidiary of Advanstar, Inc. and are at least
21 years-of-age are eligible to participate in the 401(k) Plan. Participants in the 401(k) Plan may not contribute more than the lesser of a specified statutory amount or 15% of his or her pre-tax total compensation. Advanstar, Inc. is required to make a matching contribution to the 401(k) Plan, which vests in equal installments over five years, in accordance with the following schedule:

    - with respect to the employee's elective contribution in an amount up to 2% of the employee's gross compensation, the matching contribution is required to be equal to 100% of the employee's contribution;

    - with respect to the employee's elective contribution in excess of 2% and not in excess of 6% of gross compensation, the matching contribution is required to be equal to 25% of such employee's contribution; and

    - with respect to the employee's elective contribution in excess of 6% of gross compensation, there shall be no matching contribution.

EMPLOYMENT AGREEMENTS

    Messrs. Krakoff and Alic have entered into employment agreements with us, each dated as of August 14, 2000 which became effective on the closing of the merger. Each agreement provides for a term through September 30, 2003. Pursuant to the agreements, Messrs. Krakoff and Alic are entitled to annual base salaries of $600,000 and $500,000, respectively. Mr. Krakoff and Mr. Alic are also entitled to annual bonuses based on our EBITDA for any year, up to a maximum bonus in any one year of 100% of base salary. The agreements provide for indemnification of the executives to the extent permissible under New York law. The agreements further provide for severance benefits equal to one year's base salary and benefits and a pro rated bonus upon termination of employment by Advanstar without "cause" or by the executive for "good reason," which includes a change of control. Mr. Krakoff and Mr. Alic also entered into noncompetition and confidentiality agreements with us. The noncompete period is one year after termination of employment unless employment is terminated by us without cause or by the executive for good reason, in which case the noncompetition period is six months. During the noncompete period, the executives may not hire any employee or solicit any trade show or publishing business from a third party that has a relationship or contract with us.

    We do not have employment agreements with our other named executive officers.

DIRECTOR COMPENSATION

    We have not yet determined whether we will pay our directors any fees.

ITEM 12. -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    All of our common stock is owned by our parent company, Advanstar, Inc., which is wholly-owned by Holdings. The following table sets forth information with respect to the beneficial ownership of Holdings' common stock as of December 31, 2000 by (a) any person or group who beneficially owns more than five percent of Holdings common stock, (b) each of our directors and executive officers and (c) all directors and officers as a group.

    In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities and includes shares issuable pursuant to warrants that are exercisable within 60 days of December 31, 2000. Shares issuable pursuant to warrants are deemed outstanding in computing the percentage held by the person holding the warrants but are not deemed outstanding in computing the percentage held by any other person.

                                                                                NUMBER OF
                                                                                SHARES OF     PERCENTAGE OF
                                                                               COMMON STOCK    OUTSTANDING
                                                                               BENEFICIALLY      COMMON
NAME OF BENEFICIAL OWNER:                                                         OWNED           STOCK
-------------------------                                                      ------------   -------------
DLJ Merchant Banking Partners III, L.P. and related investors(1)............   29,957,541         91.6%
Hellman & Friedman Capital Partners III, L.P. and related investors(2)......    1,653,132          5.2%
Robert L. Krakoff...........................................................      980,373(3)       3.2%
James M. Alic...............................................................      301,596(4)       1.0%
David M. Montgomery.........................................................           --           --
Eric I. Lisman..............................................................           --           --
Joseph Loggia...............................................................           --           --
David M. Wittels(5)
  DLJ Merchant Banking Inc.
  277 Park Avenue
  New York, New York 10172..................................................           --           --
OhSang Kwon(5)
  DLJ Merchant Banking Inc.
  277 Park Avenue
  New York, New York 10172..................................................           --           --
James A. Quella(5)
  DLJ Investment Partners II, Inc.
  277 Park Avenue
  New York, New York 10172..................................................           --           --
All directors and officers as a group (8 persons)(5)........................    1,281,969          4.2%

--------------------------
(1) Consists of 29,100,000 shares held directly by DLJ Merchant Banking Partners III, L.P. and the following related investors: DLJ ESC II, L.P., DLJMB Funding III, Inc. and DLJ Offshore Partners III, C.V. and warrants to purchase 857,541 shares of common stock issued to DLJ Investment Partners, II, L.P. and the following related investors (the "DLJ Investment Partners funds"): DLJ ESC II, L.P., DLJ Investment Funding II, Inc. and DLJ Investment Partners, L.P. See "Item 13.--Certain Relationships and Related Party Transactions." The address of each of these investors is 277 Park Avenue, New York, New York 10172, except that the address of Offshore Partners is John B. Gorsiraweg 14, Willemstad, Curacao, Netherlands Antilles.

(2) Consists of 569,602 shares and warrants to purchase 1,083,530 shares held directly by Hellman & Friedman Capital Partners III, L.P. and the following related investors: H&F Orchard Partners, III, L.P. and H&F International Partners, III, L.P. The address of each of these investors is One Maritime Plaza, San Francisco, CA 94111.

(3) Consists of 864,342 shares and warrants to purchase 116,031 shares.

(4) Consists of 266,809 shares and warrants to purchase 34,787 shares.

(5) Messrs. Wittels, Quella and Kwon are officers of DLJ Merchant Banking, Inc., an affiliate of the DLJ Merchant Banking funds and the DLJ Investment Partners funds. Shares shown for Messrs. Wittels, Quella and Kwon exclude shares shown as held by the DLJ Merchant Banking funds and the DLJ Investment Partners funds, as to which they disclaim beneficial ownership.

ITEM 13. -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

THE ACQUISITION

    FINANCIAL ADVISORY FEES AND AGREEMENTS

    Credit Suisse First Boston Corporation, an affiliate of the DLJ Merchant Banking funds, was an initial purchaser of the old notes and the additional parent company units issued in connection with the Acquisition. We paid customary fees to Credit Suisse First Boston Corporation as compensation for those services. DLJ Capital Funding, an affiliate of the DLJ Merchant Banking funds, has and will receive customary fees and reimbursement of expenses in connection with the arrangement and syndication of the new credit facility and as a lender thereunder. Credit Suisse First Boston, Cayman Islands Branch, an affiliate of the DLJ Merchant Banking Funds, received customary fees in connection with the bridge financing used as part of the Acquisition. The aggregate amount of all fees payable to the Credit Suisse First Boston Corporation entities in connection with the acquisition and the related financings, including the offering of the old notes, was approximately $26.2 million, plus out-of-pocket expenses.

    Holdings has agreed to pay Credit Suisse First Boston Corporation an annual advisory fee of $0.5 million beginning upon closing of the acquisition until the earlier to occur of:

        (1) an initial public offering of Holdings;

        (2) the date when the DLJ Merchant Banking funds own less than 16 2/3% of the shares of Holdings' common stock held by them on the closing date of the acquisition; and

        (3) October 11, 2005.

    Advanstar and its subsidiaries may from time to time enter into other investment banking relationships with Credit Suisse First Boston Corporation or one of its affiliates pursuant to which Credit Suisse First Boston Corporation or its affiliates will receive customary fees and will be entitled to reimbursement for all related disbursements and out-of-pocket expenses. We expect that any arrangement will include provisions for the indemnification of Credit Suisse First Boston Corporation against a variety of liabilities, including liabilities under the federal securities laws.

    STOCKHOLDERS' AGREEMENT

    Holdings, the DLJ Merchant Banking funds, the DLJ Investment Partners funds, the existing stockholders and the management stockholders entered into a stockholders' agreement at the closing of the acquisition. The stockholders' agreement provides that any person acquiring shares of common stock of Holdings who is required by the stockholders' agreement or by any other agreement or plan of Holdings to become a party to the stockholders' agreement will execute an agreement to be bound by the stockholders' agreement. In April 2001, Hellman & Friedman sold a portion of its shares to another institutional investor which became a party to the stockholders' agreement.

    The terms of the stockholders' agreement restrict transfers of shares of Holdings capital stock by the DLJ Investment Partners funds, the existing stockholders and the management stockholders, except to permitted transferees and subject to various exceptions. The agreement will permit:

    - the other stockholders to participate in specified sales of shares of Holdings capital stock by the DLJ Merchant Banking funds,

    - the DLJ Merchant Banking funds to require the other stockholders to sell shares of Holdings capital stock in specified circumstances should the DLJ Merchant Banking funds choose to sell any shares owned by them, and

    - the stockholders to purchase equity securities proposed to be issued by Holdings to the DLJ Merchant Banking funds on a preemptive basis to maintain their percentage ownership interest.

    The stockholders' agreement also provides that the DLJ Merchant Banking funds have the right to select three of the five members of the board of directors of Holdings, the DLJ Investment Partners funds will have the right to select one member so long as they maintain ownership of at least 50% of their initial equity ownership, and Mr. Krakoff will be the other director pursuant to the terms of his employment agreement. In addition, the DLJ Merchant Banking funds are permitted to expand Holdings' board and select all of the additional directors. Messrs. Alic, Kwon and Wittels are the directors selected by the DLJ Merchant Banking funds and Mr. Quella is the director selected by the DLJ Investment Partners funds.

    Under the agreement, the DLJ Merchant Banking funds, the DLJ Investment Partners funds, the existing stockholders and the management stockholders entered into a registration rights agreement with Holdings. Under that agreement, the DLJ Merchant Banking funds will have the right to six demand registrations (or five if the DLJ Investment Partners funds have exercised a demand), and the DLJ Investment Partners funds will have the right to one demand registration of common stock after an initial public offering. In addition, all of the holders will be entitled to piggyback registration rights, subject to customary cutback and deferral provisions. The agreement also provides that Holdings will indemnify the parties against specified liabilities, including liabilities under the Securities Act.

RELATIONSHIP WITH ADVANSTAR.COM

    Our affiliate, Advanstar.com, is developing vertical community web sites to serve our industry sectors and operates our event and publication-related web sites. We provide Advanstar.com with administrative support services in accounting, finance, legal, human resource management, information technology and business development. These services are charged to Advanstar.com based on level of activity. In addition, selected staff in editorial and other functions at Advanstar will be shared with Advanstar.com. To the extent the percentage of time devoted by our employees to Advanstar.com activities is significant, appropriate allocations of staff cost will be made to Advanstar.com. We also provide Advanstar.com with marketing and promotional support through advertising pages in our trade publications and exhibit space in our trade shows. These services are provided at rates which fully cover our incremental costs. In return, Advanstar.com provides promotional support on its web sites for our trade publications and trade shows at rates which reflect incremental cost. Advanstar.com operates specific web sites in support of our trade publications and trade shows. Among other functions, these sites provide essential services, such as trade show and conference registration and publication subscription and reader services, in support of our products. We will pay Advanstar.com a service fee beginning in 2001 based on cost plus a small administrative charge for these web site services. Advanstar.com has the right to use the content from our publications and events, our brands and our customer lists for the purpose of building and operating the web sites. In return for these rights, Advanstar.com will pay us beginning in 2001 a royalty based on a percentage of all revenue derived by Advanstar.com. We expect that the transactions described above will be on arm's-length terms going forward.

    In addition, we have provided funding to Advanstar.com to support its operations. We provided funding of approximately $19.8 million in 2000 and anticipate that we will provide an aggregate of $16.0 million of additional funding in 2001.

                                     PART IV

ITEM 14. -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A. DOCUMENTS FILED AS PART OF THIS REPORT:

1. FINANCIAL STATEMENTS:

                                                                                                     PAGE
                                                                                                     ----
Report of Arthur Andersen LLP........................................................................ 43

Consolidated Balance Sheets as of December 31, 1999 and 2000......................................... 44

Consolidated Statements of Operations for each of the two years in the period ended
     December 31, 1999, for the period from January 1, 2000 through October 11,
     2000 and for the period form October 12, 2000 through December 31, 2000......................... 45

Consolidated Statements of Stockholder's Equity for each of the two years in the period ended December 31, 1999, for the period from January 1, 2000 through
     October 11, 2000 and for the period from October 12, 2000 through December
     31, 2000........................................................................................ 46

Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 1999, for the period from January 1, 2000 through
     October 11, 2000 and for the period from October 12, 2000 through December
     31, 2000........................................................................................ 47

Notes to Consolidated Financial Statements........................................................... 48

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Advanstar Communications Inc.:

We have audited the accompanying consolidated balance sheets of Advanstar Communications Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholder's equity and cash flows for the period from October 12, 2000 through December 31, 2000, the period from January 1, 2000 through October 11, 2000, and the years ended December 31, 1999 and 1998. These consolidated financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanstar Communications Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the period from October 12, 2000 through December 31, 2000, the period from January 1, 2000 through October 11, 2000, and the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP


Minneapolis, Minnesota,
February 26, 2001

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Consolidated balance sheets

(In thousands, except share and per share data)

                                                                 Successor   Predecessor
                                                                December 31, December 31,
                                                                   2000         1999
                                                                 ---------    ---------
                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                     $  17,675    $  11,237
   Accounts receivable, net of allowance of $725 and $709           31,158       30,889
   Prepaid expenses                                                 15,721       14,595
   Other                                                             1,832        2,220
                                                                 ---------    ---------
               Total current assets                                 66,386       58,941

DUE FROM AFFILIATE                                                  19,769           --

PROPERTY, PLANT AND EQUIPMENT, net                                  25,767       20,866

INTANGIBLE ASSETS, net
   Goodwill                                                        752,235      590,912
   Other intangibles                                                84,520       93,635
                                                                 ---------    ---------
               Total intangible assets                             836,755      684,547

DEFERRED INCOME TAXES                                                7,743       16,442

OTHER ASSETS                                                           785          785
                                                                 ---------    ---------
                                                                 $ 957,205    $ 781,581
                                                                 =========    =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                          $  13,150    $  13,740
   Accounts payable                                                 22,007       18,691
   Accrued compensation                                              9,707        6,595
   Deferred income taxes                                                --        1,481
   Other accrued liabilities                                        11,643       12,453
   Deferred revenue                                                 67,955       61,963
                                                                 ---------    ---------
               Total current liabilities                           124,462      114,923

LONG-TERM DEBT, net of current maturities                          551,850      509,414

OTHER LONG-TERM LIABILITIES                                          5,448        9,122

MINORITY INTERESTS                                                  10,434       15,161

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDER'S EQUITY:
   Common stock, $.01 par value, 40,000,000 shares
      authorized; 1,000,000 shares issued and outstanding
       at December 31, 2000 and 1999                                    10           10
   Capital in excess of par value                                  280,842      186,904
   Accumulated deficit                                             (16,745)     (48,330)
   Accumulated other comprehensive income (loss)                       904       (5,623)
                                                                 ---------    ---------
               Total stockholder's equity                          265,011      132,961
                                                                 ---------    ---------
                                                                 $ 957,205    $ 781,581
                                                                 =========    =========

See notes to consolidated financial statements.

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Consolidated statements of operations

(In thousands)

                                                           Successor                  Predecessor
                                                         --------------  ------------------------------------
                                                         For the period    For the
                                                              from       period from
                                                          October 12,     January 1,    For the years ended
                                                          2000 through   2000 through       December 31
                                                          December 31,   October 11,   ----------------------
                                                              2000           2000        1999         1998
                                                           ---------     ------------  ---------    ---------
NET REVENUE                                                $  63,434      $ 314,045    $ 328,372    $ 259,825

OPERATING EXPENSES:
   Cost of production                                         15,017         61,687       66,237       54,330
   Selling, editorial and circulation                         32,279        126,162      138,868      114,213
   General and administrative                                  9,783         34,285       43,527       36,883
   Amortization of goodwill and other intangibles             12,711         35,133       49,214       48,752
   Depreciation                                                1,736          4,520        4,044        3,071
                                                           ---------      ---------    ---------    ---------
               Total operating expenses                       71,526        261,787      301,890      257,249
                                                           ---------      ---------    ---------    ---------

OPERATING INCOME (LOSS)                                       (8,092)        52,258       26,482        2,576

OTHER INCOME (EXPENSE):
   Interest expense, net                                     (13,765)       (38,161)     (39,888)     (27,862)
   Other income (expense), net                                   215         (2,394)        (198)      (1,926)
                                                           ---------      ---------    ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTERESTS
                                                             (21,642)        11,703      (13,604)     (27,212)

PROVISION (BENEFIT) FOR INCOME TAXES                          (4,772)        11,190      (11,431)       1,264

MINORITY INTERESTS IN (INCOME) LOSS OF SUBSIDIARIES              125         (1,003)       1,588           40
                                                           ---------      ---------    ---------    ---------

NET LOSS                                                   $ (16,745)     $    (490)   $    (585)   $ (28,436)
                                                           =========      =========    =========    =========

See notes to consolidated financial statements.

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Consolidated statements of stockholder's equity

(Dollars in thousands)

                                                                                      Accumulated
                                                         Common           Capital in     other
                                                  ---------------------   excess of   comprehensive  Accumulated
                                                   Shares      Amount     par value   income (loss)    deficit       Total
                                                  ---------   ---------   ----------  -------------  -----------   ---------
BALANCE, December 31, 1997 (Predecessor)          1,000,000   $      10   $ 108,990     $      43     $ (19,309)   $  89,734

   Comprehensive loss-
      Net loss                                           --          --          --            --       (28,436)
      Translation adjustment                             --          --          --          (915)           --
               Total comprehensive loss                  --          --          --            --            --      (29,351)
   Stock option compensation expense                     --          --       3,397            --            --        3,397
   Capital contribution                                  --          --      70,980            --            --       70,980
                                                  ---------   ---------   ---------     ---------     ---------    ---------
BALANCE, December 31, 1998 (Predecessor)          1,000,000          10     183,367          (872)      (47,745)     134,760
   Comprehensive income-
      Net loss                                           --          --          --            --          (585)
      Translation adjustment                             --          --          --        (4,751)           --
               Total comprehensive loss                  --          --          --            --            --       (5,336)
   Stock option compensation expense and other           --          --       3,536            --            --        3,536
   Capital contribution                                  --          --           1            --            --            1
                                                  ---------   ---------   ---------     ---------     ---------    ---------
BALANCE, December 31, 1999 (Predecessor)          1,000,000          10     186,904        (5,623)      (48,330)     132,961
   Comprehensive loss-
      Net loss                                           --          --          --            --          (490)
      Translation adjustment                             --          --          --        (3,231)           --
               Total comprehensive loss                  --          --          --            --            --       (3,721)
   Stock option compensation (income) and other          --          --      (6,933)           --            --       (6,933)
                                                  ---------   ---------   ---------     ---------     ---------    ---------
BALANCE, October 11, 2000 (Predecessor)           1,000,000   $      10   $ 179,971     $  (8,854)    $ (48,820)   $ 122,307
                                                  =========   =========   =========     =========     =========    =========
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, October 12, 2000 (Successor)             1,000,000   $      10   $ 280,842     $      --     $      --    $ 280,852
   Comprehensive loss-
      Net loss                                           --          --          --            --       (16,745)
      Translation adjustment                             --          --          --           904            --
               Total comprehensive loss                  --          --          --            --            --      (15,841)
                                                  ---------   ---------   ---------     ---------     ---------    ---------
BALANCE, December 31, 2000 (Successor)            1,000,000   $      10   $ 280,842     $     904     $ (16,745)   $ 265,011
                                                  =========   =========   =========     =========     =========    =========

See notes to consolidated financial statements.

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Consolidated statements of cash flows

(Dollars in thousands)

                                                                         Successor                  Predecessor
                                                                       --------------  ------------------------------------
                                                                       For the period    For the
                                                                            from       period from
                                                                        October 12,     January 1,    For the years ended
                                                                        2000 through   2000 through       December 31
                                                                        December 31,   October 11,   ----------------------
                                                                            2000           2000        1999         1998
                                                                         ---------     ------------  ---------    ---------
OPERATING ACTIVITIES:
   Net loss                                                              $ (16,745)     $    (490)   $    (585)   $ (28,436)
   Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities-
         Depreciation and amortization                                      14,447         39,653       49,114       39,158
         Noncash interest                                                      748            899        1,209          960
         Asset impairment write-downs                                           --             --        4,144       12,665
         Noncash stock compensation                                             --         (2,485)       3,925        3,397
         Loss (gain) on sales of assets and other                           (4,580)         3,092         (659)       1,968
         Deferred income taxes                                              (1,040)         3,231      (12,631)          --
         Changes in operating assets and liabilities:
            Accounts receivable, net                                          (161)          (887)      (2,830)      (6,064)
            Inventories                                                         (5)           384         (318)         657
            Prepaid expenses                                                (2,969)         1,270        1,736         (670)
            Accounts payable and accrued liabilities                       (21,947)        15,314         (555)       7,338
            Deferred revenue                                                23,999        (18,863)      10,521        3,674
            Other                                                              123         (2,320)         449       (1,079)
                                                                         ---------      ---------    ---------    ---------
               Net cash provided by (used in) operating activities          (8,130)        38,798       53,520       33,568
                                                                         ---------      ---------    ---------    ---------
INVESTING ACTIVITIES:
   Additions to property, plant and equipment                               (2,578)        (9,304)      (9,722)      (4,154)
   Acquisition of publications and trade shows, net of cash acquired        (6,408)       (13,264)    (141,479)    (358,315)
   Increase in long-term receivable from affiliate                          (9,020)       (10,749)          --           --
   Proceeds from sale of assets and other                                       66          3,767          299        4,208
                                                                         ---------      ---------    ---------    ---------
               Net cash used in investing activities                       (17,940)       (29,550)    (150,902)    (358,261)
                                                                         ---------      ---------    ---------    ---------
FINANCING ACTIVITIES:
   Net proceeds from (payments on) revolving credit loan                        --             --      (29,000)      27,000
   Proceeds from long-term debt                                                 --             --      138,000      399,613
   Payments of long-term debt                                                   --        (16,828)     (12,752)    (163,993)
   Proceeds from capital contributions and other                                --             --       (1,344)      69,980
                                                                         ---------      ---------    ---------    ---------
               Net cash provided by (used in) financing activities              --        (16,828)      94,904      332,600
                                                                         ---------      ---------    ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       (986)           280         (301)        (915)
                                                                         ---------      ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (27,056)        (7,300)      (2,779)       6,992

CASH AND CASH EQUIVALENTS, beginning of period                              44,731         11,237       14,016        7,024
                                                                         ---------      ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                                 $  17,675      $   3,937    $  11,237    $  14,016
                                                                         =========      =========    =========    =========

See notes to consolidated financial statements.

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to consolidated financial statements

December 31, 2000 and 1999


1     NATURE OF BUSINESS

The accompanying consolidated financial statements include the accounts of Advanstar Communications Inc. and its majority-owned subsidiaries (collectively, Advanstar or the Company). All intercompany accounts and transactions between consolidated entities have been eliminated.

The Company operates and manages trade shows and conferences; publishes controlled circulation trade and professional periodicals; and markets a broad range of marketing, direct mail and database products and services.

On October 11, 2000, a group of investors, including DLJ Merchant Banking Partners III LP (DLJMB), certain of its affiliated funds and certain members of management, formed Advanstar Holdings Corp. (Holdings) to acquire substantially all of the outstanding shares of Advanstar's direct parent, Advanstar, Inc., for an aggregate purchase price of approximately $917.6 million (the DLJ Acquisition) including the assumption of outstanding indebtedness and debt repaid on the date of sale. The acquisition has been accounted for using the purchase method of accounting and, accordingly, all assets and liabilities of the Company have been recorded at their fair values as of the date of acquisition. The excess of the purchase price over the fair value of the assets and liabilities of the Company has been recorded as goodwill. Certain of the assets, including identifiable intangibles, have been recorded based upon preliminary estimates as of the date of acquisition. The Company does not believe the final allocation of purchase price will be materially different from preliminary allocations. Any changes to the preliminary estimates during the allocation period will be reflected as an adjustment to goodwill.

Due to the effects of the DLJ Acquisition on the recorded bases of goodwill, intangibles, property and stockholder's equity, the financial statements prior to and subsequent to the DLJ Acquisition are not comparable. Periods prior to October 12, 2000 represent the accounts of the Predecessor and from that date, the Successor. The effects of the DLJ Acquisition have not been included in the accompanying statements of cash flows as the acquisition was deemed to have occurred at a date that is not part of either the Predecessor or Successor company operations.

2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on deposit and highly liquid investments with original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair market value.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses consist primarily of prepaid trade show and conference expenses, prepaid publication production costs and miscellaneous deposits. Event and publication expenses are charged to operations at the time of the occurrence of the related event and at the time of publication issuance. Other current assets consist of paper inventories and notes receivable.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

                                                    Successor     Predecessor
                                                   ------------   ------------
                                                   December 31,   December 31,
                                                       2000           1999
                                                   ------------   ------------
Land and improvements                                $  2,401       $  2,538
Buildings                                               4,686          5,359
Furniture, machinery and equipment                     16,454         17,443
Leasehold improvements                                  3,973          3,967
                                                     --------       --------
                                                       27,514         29,307
Accumulated depreciation                               (1,747)        (8,441)
                                                     --------       --------
               Net property, plant and equipment     $ 25,767       $ 20,866
                                                     ========       ========

Property, plant and equipment is depreciated on the straight-line basis over the following estimated useful lives:

                                                                 Estimated
                                                                useful lives
                                                                ------------
            Land improvements                                   10-15 years
            Buildings                                           20-40 years
            Furniture, machinery and equipment                  3-10 years
            Leasehold improvements                              Life of lease

For tax reporting purposes, certain assets have different estimated useful lives and depreciation methods.

Maintenance and repairs are charged to expense as incurred. Major betterments and improvements which extend the useful life of the item are capitalized and depreciated. The cost and accumulated depreciation of property, plant and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to income.

GOODWILL

Goodwill, which is being amortized on a straight-line basis over an average of 23 years, is recorded in the accompanying consolidated balance sheets net of accumulated amortization of $8.3 million and $53.7 million at December 31, 2000 and 1999, respectively.

INTANGIBLE ASSETS

Intangible assets are being amortized on a straight-line basis over 1 to 20 years. Intangible assets consist primarily of identifiable intangibles including advertiser, paid subscriber and trade show exhibitor lists, computer software, the value assigned to Advanstar's assembled workforce and fulfillment agreements. Accumulated amortization was $4.8 million and $60.4 million at December 31, 2000 and 1999, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the carrying value of long-lived assets, including identifiable intangibles and goodwill, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets and any related goodwill, the carrying value is reduced to the estimated fair value as measured by the associated discounted cash flows.

During 1999 and 1998, the Company identified certain properties which, due to changes in market conditions and portfolio management direction, the Company elected to discontinue. As a result, a total noncash charge of $4.1 million and $12.7 million was recorded in 1999 and 1998, respectively, to write down the carrying value of the related operating assets and intangibles, and is included in amortization of goodwill and other intangibles on the consolidated statements of operations. There were no impairment write-downs for the period from October 12, 2000 through December 31, 2000 or for the period from January 1, 2000 through October 11, 2000.

REVENUE RECOGNITION

Trade show and conference revenue is recognized in the accounting period in which the event is conducted. Subscription revenue is recognized on a pro rata basis as publications are issued to fulfill the subscription obligations. Advertising revenue is recognized as the publication with the respective advertisement is published. Deferred revenue is recorded when cash is received in advance of providing the related service.

Deferred revenue consisted of the following (in thousands):

                                                    Successor     Predecessor
                                                   ------------   ------------
                                                   December 31,   December 31,
                                                       2000           1999
                                                   ------------   ------------
Deferred trade show and conference revenue           $63,937        $57,727
Deferred advertising and subscription revenue          4,018          4,236
                                                     -------        -------

               Total deferred revenue                $67,955        $61,963
                                                     =======        =======

FOREIGN CURRENCY TRANSLATION

The Company accounts for translation investments in foreign entities in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation."

FINANCIAL DERIVATIVE INSTRUMENTS

The Company's policy is to generally use financial derivative instruments only to manage exposure to fluctuations in interest and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

The Company periodically enters into forward exchange contracts principally to hedge the eventual dollar results of foreign currency-denominated transactions (primarily British pounds, Euros and Brazilian reals). Gains and losses on forward exchange contracts entered into to hedge foreign currency transactions are included in revenue in the consolidated statements of operations when the underlying transaction is closed. There were open forward exchange contracts with a notional amount totaling $20.1 million and $23.3 million, and unrealized gains (losses) of $(0.8) million and $0.1 million, at December 31, 2000 and 1999, respectively.

The Company has entered into interest rate collar and cap agreements with remaining maturities of up to 18 months to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. Interest rate differentials paid or received under these agreements are recognized as an adjustment to interest expense in the period realized. The notional amount of these contracts was $105.5 million and $113.8 million at December 31, 2000 and 1999, respectively.

STOCK-BASED COMPENSATION

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for stock options and awards to employees under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

COMPREHENSIVE INCOME (LOSS)

The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income." This statement established rules for the reporting of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is presented in the consolidated statements of stockholder's equity.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Ultimate results could differ from these estimates. On an ongoing basis, management reviews its estimates, including those affecting doubtful accounts, valuation of goodwill and intangible assets and income taxes. Changes in facts and circumstances may result in revised estimates.

RECLASSIFICATIONS

Certain reclassifications have been made to amounts reported in prior periods in order to conform to the current period presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective for fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards requiring that each derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value. Changes in the derivative financial instrument's fair value must be recognized currently in earnings unless specific hedge accounting criteria are met. For derivative financial instruments which meet the criteria, gains and losses may be recognized in other comprehensive income rather than current earnings. The Company adopted SFAS No. 133 on January 1, 2001, which did not have a material impact on the Company's financial position or results of operations.

3     ACQUISITIONS

On April 30, 1998, the Company acquired Men's Apparel Guild in California, Inc. (MAGIC), which operates apparel trade shows (the MAGIC Acquisition). The purchase price was approximately $234.3 million in cash and assumed liabilities. Concurrent with the MAGIC Acquisition, the Company renegotiated its credit agreement to provide additional borrowing capacity. The Company also received an additional equity contribution of approximately $71.0 million.

On August 17, 1998, the Company acquired certain travel-related publication and trade show assets of Universal Media Inc., including Travel Agent (collectively, Travel Agent). The purchase price was approximately $68.0 million in cash plus approximately $1.0 million in assumed liabilities. Concurrent with the Travel Agent acquisition, the Company undertook an additional amendment to its credit agreement to further increase its borrowing capacity and financed the balance of the cash purchase price with its available cash and revolving credit facility.

From January 1, 1998 through December 31, 1998, the Company completed 11 other acquisitions of trade shows, conferences and publishing properties, with a cumulative purchase price totaling approximately $89.1 million. Certain entities acquired in 1998 have minority ownership interests.

On July 28, 1999, the Company acquired certain trade shows and publishing properties of Larkin-Pluznik-Larkin, LLC and LPL/Style Group, LLC, (collectively, Larkin), which operates apparel trade shows. The purchase price was approximately $135.4 million in cash and assumed liabilities. Concurrent with the Larkin acquisition, the Company amended and restated its credit agreement to provide additional borrowing capacity to finance the acquisition.

From January 1, 1999 through December 31, 1999, the Company completed three other acquisitions of trade shows, conferences and publishing properties, with a cumulative purchase price totaling approximately $17.3 million in cash and assumed liabilities.

On January 7, 2000, the Company acquired the Documents, Messaging and Security
(DMS) tradeshow and Info 21 magazine from Gruppe 21 Informations-GmbH for approximately $7.8 million in cash and assumed liabilities.

On July 26, 2000, the Company acquired the Brand Licensing London tradeshow for approximately $4.6 million in cash and assumed liabilities.

On November 26, 2000, the Company purchased the outstanding minority interest in SeCA, its French joint venture, for approximately $9.0 million in cash.

Each of the acquisitions discussed above have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the dates of the acquisitions. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill. Certain of the liabilities assumed in connection with 2000 acquisitions have been recorded based upon preliminary estimates as of the dates of acquisition. The Company does not believe the final allocation of purchase price will be materially different from preliminary allocations. Any changes to the preliminary estimates during the allocation period will be reflected as an adjustment to goodwill. Results of operations for these acquisitions have been included in the accompanying consolidated financial statements since their respective dates of acquisition.

The following are unaudited pro forma operating results as if the acquisitions had taken place at the beginning of the following periods (in thousands):

                                              Years ended December 31
                                    -------------------------------------------
                                      2000             1999             1998
                                    ---------        ---------        ---------
Total revenues                      $ 377,479        $ 353,777        $ 342,606
Operating income                       46,349           32,593           21,000
Net loss                              (14,828)          (2,346)         (17,923)

The unaudited pro forma financial information is provided for informational purposes only. It is based on historical information and does not purport to be indicative of the results that would have occurred had the acquisitions occurred at such dates, of the Company's future results of operations at January 1, 1998, or of future results of operations.

4     DEBT

CREDIT FACILITY

In connection with the DLJ Acquisition, the Company's Amended Credit Facility was replaced with a syndicated senior secured credit facility (the New Credit Facility) with a group of financial institutions. The New Credit Facility consists of (i) $415 million of term loans payable in quarterly installments beginning March 31, 2001 and continuing through October 11, 2007 and (ii) $80 million of revolving loan availability. The New Credit Facility contains a number of covenants that, among other things, requires the Company to maintain certain financial ratios, including leverage and fixed charge coverage ratios, as defined. Failure of the Company to comply with any of these covenants may cause an Event of Default under the New Credit Facility. The Company was in compliance with all covenants as of December 31, 2000. Borrowings under the New Credit Facility are secured by substantially all of the Company's assets. In addition, at December 31, 2000, the Company has purchased interest rate protection agreements for a notional amount of $105.5 million that effectively guarantee that the Company's interest rate on $105.5 million of the Company's New Credit Facility will not exceed 12 percent, nor be less than 8.75 percent.

SENIOR SUBORDINATED NOTES

The senior subordinated notes (the Notes) issued in conjunction with the MAGIC Acquisition are unsecured obligations of Communications, limited to $150.0 million aggregate principal amount, and will mature on May 1, 2008. Each Note bears interest at 9 1/4 percent, payable semiannually. On January 9, 2001, the Notes were tendered at an offer price in cash equal to 101 percent of the aggregate principal amount, plus accrued interest. The Company financed the repurchase of the Notes with bridge financing and subsequently replaced the bridge financing with the issuance of 12 percent senior subordinated notes, due 2011 (see Note 10).

Long-term debt consists of the following (in thousands):

                                                           Successor      Predecessor
                                                          ------------    ------------
                                                          December 31,    December 31,
                                                              2000            1999
                                                          ------------    ------------
Tranche                                                    $      --       $  90,210
 A term loan, interest at LIBOR plus 2.25 percent
Tranche B term loan, interest at LIBOR plus 2.50 percent          --         147,223
Tranche C term loan, interest at LIBOR plus 3.00 percent          --         136,043
Term loan A, interest at LIBOR plus 3.00%, 9.72% at
   December 31, 2000, due quarterly through
   April 11, 2007                                            100,000              --
Term loan B, interest at LIBOR plus 3.50%, 10.14% at
   December 31, 2000, due quarterly through
   October 11, 2007                                          315,000              --
Senior subordinated notes at 9.25%, due May 31, 2008         150,000         149,678
                                                           ---------       ---------
                                                             565,000         523,154

Less- Current maturities                                     (13,150)        (13,740)
                                                           ---------       ---------
                                                           $ 551,850       $ 509,414
                                                           =========       =========

Based on the borrowing rates currently available to the Company for debt instruments with similar terms and average maturities, the fair value of long-term debt would have been below its carrying value by approximately $20.0 million at December 31, 2000 and was substantially the same as its carrying value at December 31, 1999. Cash paid during the period from October 12, 2000 through December 31, 2000, the period from January 1, 2000 through October 11, 2000, 1999 and 1998 for interest was $15.3 million, $34.0 million, $38.8 million and $25.3 million, respectively.

Annual maturities of long-term debt for the next five years are as follows (in thousands):

            2001                                                     $  13,150
            2002                                                        18,150
            2003                                                        18,150
            2004                                                        20,294
            2005                                                        20,294
            Thereafter                                                 474,962

5     STOCKHOLDER'S EQUITY

STOCK OPTION PLANS

The Company's stock option plans consist of the 1996 Stock Option Plan and the 2000 Management Incentive Plan.

1996 STOCK OPTION PLAN

The Company accounts for the options using the intrinsic value method outlined in APB Opinion No. 25. Accordingly, and because of certain variable features of the 1996 Stock Option Plan (the Plan), the Company measures compensation cost as the difference between the exercise price of the options and the fair value of the shares under option at the end of each period, and recognizes compensation expense to provide for such difference. In connection with the DLJ Acquisition, all of the outstanding options under the Plan became fully vested and were purchased and cancelled by the Company at fair market value and the Plan was terminated. For the period from January 1, 2000 through October 11, 2000, and the year ended December 31, 1999 the Company recognized a benefit of $2.5 million and compensation expense of $3.9 million, respectively, under the Plan. The compensation expense is presented in the consolidated statement of stockholder's equity net of the Company's repurchase of the options.

2000 MANAGEMENT INCENTIVE PLAN

On October 12, 2000, Holdings adopted the 2000 Management Incentive Plan. A maximum of 3,422,789 shares of Holdings are authorized for grant to participants under the 2000 Management Incentive Plan. Options are granted by Holdings' board of directors at an exercise price of not less than the fair market value of Holdings common stock at the date of grant and vest over a maximum of nine years. Shares available for grant under the 2000 Management Incentive Plan totaled 167,789 at December 31, 2000.

If the Company had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123, net loss would have been increased to the pro forma amounts indicated in the table below (in thousands):

                                                   Successor                    Predecessor
                                                 --------------    -----------------------------------
                                                 For the period      For the
                                                      from         period from
                                                  October 12,       January 1,     For the years ended
                                                  2000 through     2000 through        December 31
                                                  December 31,     October 11,    --------------------
                                                      2000             2000        1999        1998
                                                 --------------    ------------   -------     --------
            Net loss--as reported                   $(16,745)        $  (490)     $(2,027)    $(28,436)
            Net loss--pro forma                      (17,065)         (2,434)      (2,858)     (29,005)

For purposes of computing compensation cost of stock options granted, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                   Successor             Predecessor
                                                                ----------------      -----------------
                                                                 For the period         For the years
                                                                from October 12,            ended
                                                                  2000 through           December 31
                                                                  December 31,        -----------------
                                                                      2000             1999      1998
                                                                ----------------      -------   -------
            Expected dividend yield                                      --                --        --
            Expected stock price volatility                           41.6%             34.7%     30.6%
            Risk-free interest rate                                    6.0%              6.5%      5.6%
            Expected life of options                              7.5 years           5 years   5 years

A summary of stock option activity under the 1996 Stock Option Plan and the 2000 Management Incentive Plan is as follows:

                                                                         Weighted
                                                                         average
                                                             Options     exercise
                                                           outstanding    price
                                                           -----------   --------
Outstanding at December 31, 1997 (Predecessor)              1,470,800     $ 5.82
   Granted                                                    720,300       6.09
   Cancelled                                                 (380,000)      5.87
                                                            ---------     ------
Outstanding at December 31, 1998 (Predecessor)              1,811,100       6.42
   Granted                                                    410,000      12.68
   Cancelled                                                 (190,000)      6.67
                                                            ---------     ------
Outstanding at December 31, 1999 (Predecessor)              2,031,100       8.24
   Granted                                                     50,000      12.68
   Repurchased in connection with DLJ Acquisition          (2,081,100)      9.00
                                                            ---------     ------
Outstanding at October 11, 2000 (Predecessor)                      --     $   --
                                                            =========     ======

--------------------------------------------------------------------------------

Outstanding at October 12, 2000 (Successor)                        --     $   --
   Granted                                                  3,255,000      10.00
                                                            ---------     ------
Outstanding at December 31, 2000 (Successor)                3,255,000     $10.00
                                                            =========     ======

As of December 31, 2000, the outstanding stock options had a weighted average remaining contractual life of 9.8 years. None of the options outstanding at December 31, 2000 were exercisable. The weighted average fair value of grants, as estimated using the Black-Scholes option pricing model, for the period from October 12, 2000 through December 31, 2000 and for the years ended December 31, 1999 and 1998, was $5.54, $3.14 and $2.40 per option, respectively.

DIVIDENDS

The Company has not declared or paid any cash dividends in the past. Under terms of the Company's New Credit Facility, the Company is prohibited from paying cash dividends without prior approval of the financial institutions.

6     401(K) PLAN

The Company has an Employees' 401(k) Plan and Trust (the 401(k) Plan) available to employees of the Company and its domestic subsidiaries. All current and future domestic employees who have completed one year of service and are at least 21 years of age are eligible to participate in the 401(k) Plan. The Company is required to make a matching contribution to the 401(k) Plan and may, at its discretion, make discretionary contributions to the 401(k) Plan. Eligible employees are vested 100 percent in their own contributions. Contributions made by the Company vest in equal installments over five years. Total contribution expense was $0.2 million and $1.1 million for the period from October 12, 2000 through December 31, 2000 and the period from January 1, 2000 through October 11, 2000, respectively and was $1.2 million and $1.0 million for the years ended December 31, 1999 and 1998, respectively.

7     INCOME TAXES

The Company's operations are included in the consolidated federal income tax return of Advanstar, Inc. Federal income taxes are paid to or refunded by Advanstar, Inc. as if taxes were computed on a separate company basis. Taxes receivable from Advanstar, Inc. of approximately $2.7 million and $7.0 million at December 31, 2000 and 1999, respectively, are included in prepaid expenses in the accompanying consolidated balance sheets.

The summary of loss before provision (benefit) for income taxes and minority interest were as follows (in thousands):

                                                   Successor                    Predecessor
                                                 --------------    ------------------------------------
                                                 For the period      For the
                                                      from         period from
                                                  October 12,       January 1,     For the years ended
                                                  2000 through     2000 through        December 31
                                                  December 31,     October 11,    ---------------------
                                                      2000             2000         1999        1998
                                                 --------------    ------------   --------     --------
Domestic                                            $(20,138)        $ 15,163     $(10,247)    $(28,219)
Foreign                                               (1,504)          (3,460)      (3,357)       1,007
                                                    --------         --------     --------     --------
               Total                                $(21,642)        $ 11,703     $(13,604)    $(27,212)
                                                    ========         ========     ========     ========

The provision (benefit) for income taxes is comprised of the following (in thousands):

                                                   Successor                    Predecessor
                                                 --------------    -----------------------------------
                                                 For the period      For the
                                                      from         period from
                                                  October 12,       January 1,     For the years ended
                                                  2000 through     2000 through        December 31
                                                  December 31,     October 11,    --------------------
                                                      2000             2000         1999        1998
                                                 --------------    ------------   --------    --------
Current:
   Federal                                          $ (6,595)        $  5,792     $    268    $     --
   State                                                 (44)             811           65         217
   Foreign                                               156            1,355          867       1,047
Deferred                                               1,711            3,232      (12,631)         --
                                                    --------         --------     --------    --------
Total provision (benefit)                           $ (4,772)        $ 11,190     $(11,431)   $  1,264
                                                    ========         ========     ========    ========

The Company accounts for income taxes following the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

Significant components of the Company's deferred income taxes were as follows (in thousands):

                                                         Successor    Predecessor
                                                        ------------  ------------
                                                        December 31,  December 31,
                                                            2000          1999
                                                        ------------  ------------
Deferred tax liabilities:
   Prepaid expenses                                      $ (2,021)     $ (2,570)
                                                         --------      --------

               Total deferred tax liabilities              (2,021)       (2,570)
                                                         --------      --------

Deferred tax assets:
   Net operating loss carryforwards                            --         3,965
   Foreign tax credit carryforwards                           513         1,593
   Depreciation and amortization                            6,861         8,819
   Stock options and warrants                                  --         2,637
   Accrued expenses and other                               2,903         2,110
                                                         --------      --------
               Total deferred tax assets                   10,277        19,124
                                                         --------      --------
Valuation allowance                                          (513)       (1,593)
                                                         --------      --------
Net deferred income taxes                                $  7,743      $ 14,961
                                                         ========      ========

During 1999, the Company established deferred tax assets of $2.3 million related to its 1998 and prior acquisitions. Due to the difference in the income tax and financial reporting bases of assets acquired and liabilities assumed in these acquisitions, the tax benefit has been reflected as a reduction of goodwill in the accompanying consolidated balance sheet as of December 31, 1999.

The valuation allowance for deferred tax assets decreased by $1.1 million in 2000. The decrease in the allowance is primarily attributable to foreign tax credit carryforwards which expired in 2000. A valuation allowance has been provided on foreign tax credit carryforwards which substantially expire in 2001. Based on management's assessment, it is more likely than not that all the deferred tax assets, net of the valuation allowance at December 31, 2000, will be realized.

A reconciliation of the Company's provision (benefit) for income taxes at the federal statutory rate to the reported income tax provision (benefit) is as follows (in thousands):

                                                   Successor                    Predecessor
                                                 --------------    -----------------------------------
                                                 For the period      For the
                                                      from         period from
                                                  October 12,       January 1,     For the years ended
                                                  2000 through     2000 through        December 31
                                                  December 31,     October 11,    --------------------
                                                      2000             2000         1999       1998
                                                 --------------    ------------   --------    --------
Income tax expense (benefit) at statutory rates     $ (7,358)        $  3,638     $ (4,710)   $ (9,510)
Change in valuation allowance                             --               --      (13,817)      9,060
Nondeductible amortization                               904            3,339        4,127       2,875
Foreign provision in excess of U.S. rates              1,509            2,215          468         220
State taxes, net of federal benefit                     (386)             754          102         143
Change in deferred tax rates                              --               --          488          --
Other, net                                               559            1,244        1,911      (1,524)
                                                    --------         --------     --------    --------
               Total                                $ (4,772)        $ 11,190     $(11,431)   $  1,264
                                                    ========         ========     ========    ========

8     COMMITMENTS AND CONTINGENCIES

LEASES

The Company has long-term operating leases for office space and office equipment. The leases generally require the Company to pay maintenance, insurance, taxes and other expenses in addition to minimum annual rentals. Building and equipment rent expense was $1.3 million, $5.0 million, $5.2 million and $3.4 million for the period from October 12, 2000 through December 31, 2000, the period from January 1, 2000 through October 11, 2000, and the years ending December 31, 1999 and 1998, respectively. Future minimum lease commitments under operating leases with initial terms of one year or more are as follows (in thousands):

            2001                                              $  6,056
            2002                                                 5,584
            2003                                                 4,697
            2004                                                 3,802
            2005                                                 3,818
            Thereafter                                          15,032

LITIGATION

The Company is a defendant in legal proceedings arising in the ordinary course of business. Although the outcome of these proceedings cannot presently be determined, in the opinion of management, disposition of these proceedings will not have a material effect on the results of operations or financial position of the Company.

9     SEGMENTS

The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and has three reportable segments: trade shows and conferences, trade publications and marketing services. The trade show and conference segment allows exhibitors a cost-effective means to showcase and sell products and services while developing business relationships with many potential customers in a short time period. The Company's trade publications segment provides key new product and educational information to readers and allows advertisers to reach highly targeted and select business audiences. The marketing services segment offers customers mailing lists from the Company's subscriber and attendee databases; editorial and advertising reprints; direct mail postcards; and classified, recruitment and industry directory advertising.

The Company evaluates the performance of, and allocates resources to, its segments based on gross profit. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales or transfers. Segment assets are primarily intangible assets, prepaid expenses and accounts receivables (in thousands):

                                              Trade
                                             shows and      Trade      Marketing  Corporate
                                            conferences  publications  services   and other   Totals
                                            -----------  ------------  --------   ---------   ------
Period from October 12, 2000 through
  December 31, 2000 (Successor):
      Revenues                                $ 19,752   $ 38,281      $  5,206   $    195   $ 63,434
      Gross profit                               2,399     10,959         2,585        195     16,138
      Segment assets                           281,666    568,639         3,003    103,897    957,205
-----------------------------------------------------------------------------------------------------

Period from January 1, 2000 through
  October 11, 2000 (Predecessor):
      Revenues                                 178,606    120,706        13,794        939    314,045
      Gross profit                              83,815     35,209         6,233        939    126,196
      Segment assets                           453,299    224,829         2,291     67,565    747,984

Year ended December 31, 1999 (Predecessor):
      Revenues                                 161,007    147,714        18,581      1,070    328,372
      Gross profit                              71,593     41,991         9,290        393    123,267
      Segment assets                           468,018    236,062         3,020     74,481    781,581

Year ended December 31, 1998 (Predecessor):
      Revenues                                 113,066    130,442        15,647        670    259,825
      Gross profit                              45,020     37,715         8,102        445     91,282
      Segment assets                           356,655    248,291         2,254     53,026    660,226

The reconciliation of total segment gross profit to consolidated pretax income
(loss) are as follows (in thousands):

                                                   Successor                    Predecessor
                                                 --------------    ------------------------------------
                                                 For the period      For the
                                                      from         period from
                                                  October 12,       January 1,     For the years ended
                                                  2000 through     2000 through         December 31
                                                  December 31,     October 11,    ---------------------
                                                      2000             2000         1999        1998
                                                 --------------    ------------   ---------   ---------
Total segment gross profit                          $  16,138        $ 126,196    $ 123,267   $  91,282
General and administrative expense                     (9,783)         (34,285)     (43,527)    (36,883)
Depreciation and amortization                         (14,447)         (39,653)     (53,258)    (51,823)
Other expense                                         (13,550)         (40,555)     (40,086)    (29,788)
                                                    ---------        ---------    ---------   ---------
Consolidated pretax income (loss)                   $ (21,642)       $  11,703    $ (13,604)  $ (27,212)
                                                    =========        =========    =========   =========

Financial information relating to the Company's operations by geographic area are as follows (in thousands):

REVENUES

                                                   Successor                    Predecessor
                                                 --------------    -----------------------------------
                                                 For the period      For the
                                                      from         period from
                                                  October 12,       January 1,     For the years ended
                                                  2000 through     2000 through        December 31
                                                  December 31,     October 11,    --------------------
                                                      2000             2000         1999       1998
                                                 --------------    ------------   --------    --------

United States                                       $ 53,319         $280,836     $287,850    $225,104
International                                         10,115           33,209       40,522      34,721
                                                    --------         --------     --------    --------
               Total                                $ 63,434         $314,045     $328,372    $259,825
                                                    ========         ========     ========    ========

Revenues are primarily attributed to countries based on the location of customers.

LONG-LIVED ASSETS

                                                           Successor           Predecessor
                                                          ------------     -------------------
                                                                               December 31,
                                                          December 31,     -------------------
                                                              2000           1999       1998
                                                          ------------     --------   --------
United States                                              $817,078        $688,112   $573,734
International                                                45,444          17,301     27,619
                                                           --------        --------   --------
                                                           $862,522        $705,413   $601,353
                                                           ========        ========   ========

10    EVENTS SUBSEQUENT TO DECEMBER 31, 2000 (UNAUDITED)

The DLJ Acquisition constituted a change in control under the Notes. Upon occurrence of a change of control, each holder of the Notes may require the Company to repurchase all or any part of the Notes held by such holder at an offer price in cash equal to 101 percent of the aggregate principal amount thereof, plus accrued interest and other specified costs to the date of repurchase. On January 4, 2001, all of the Notes were tendered. The Company obtained bridge financing in order to fund the repurchase price of the Notes. On February 21, 2001, the Company issued $160.0 million of unsecured, 12 percent senior subordinated notes, due 2011(the Replacement Notes). Interest on the Replacement Notes is payable semiannually commencing August 2001. The Replacement Notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by the Company and its wholly-owned domestic subsidiaries. As part of tendering of the Notes, the Company wrote off remaining deferred financing costs of approximately $2.4 million, net of related tax benefits.

Concurrent with the issuance of the Replacement Notes, Advanstar, Inc. issued units comprised of 15 percent senior discount notes (the Discount Notes) with an aggregate principal amount at maturity of $68.6 million, and warrants to purchase shares of common stock of Holdings, for consideration of approximately $34.8 million. The Discount Notes bear interest at 15 percent, payable semiannually beginning October 2005, and have an implied yield to maturity of
17.2 percent. The Discount Notes are redeemable at the Company's option at specified premiums through 2007, and at par thereafter. The Discount Notes may also be redeemed at a premium upon a qualifying change of control of the Company. The Discount Notes have been excluded from the Company's consolidated financial statements, as the Company is not a guarantor under the Discount Notes.

The Company used the proceeds from issuance of the Replacement Notes and the Discount Notes to repay and terminate the bridge financing and to repay approximately $45.0 million of term loan borrowings under the New Credit Facility. Concurrent with the issuance of the Discount Notes, DLJIP exchanged its senior discount notes, issued by Advanstar, Inc. as part of the DLJ Acquisition, for like units valued at $52.7 million.

11    RELATIONSHIP WITH ADVANSTAR.COM

Advanstar.com, an affiliate, is developing vertical community web sites to serve the Company's industry sectors and is operating the Company's event and publication-related web sites. The Company provides Advanstar.com with certain administrative support services in accounting, finance, legal, human resource management, information technology and business development. During 2000, the Company began to charge for these services based on a general overhead charge. There was approximately $0.2 million and $0.5 million charged for the period from October 12, 2000 through December 31, 2000 and the period from January 1, 2000 through October 11, 2000, respectively. In addition, selected staff in editorial and other functions in Advanstar are shared with Advanstar.com. Beginning in 2001, appropriate allocations of staff costs will be made to Advanstar.com. No such charges have been made during 2000. The Company also provides Advanstar.com with marketing and promotional support through advertising pages in its trade publications and exhibit space in its trade shows. These are provided at rates which fully cover the Company's incremental costs. In return, Advanstar.com provides support on its web sites for Advanstar's trade publications and trade shows at rates which reflect incremental costs. Advanstar.com operates specific web sites in support of Advanstar's trade publications and trade shows. Among other functions, these sites provide essential services, such as trade show and conference registration and publication subscription and reader services, in support of the Company's products. Advanstar.com has the right to use the content from the Company's publications and events, its brands and its customer lists for the purpose of building and operating the web sites. The Company has a long-term receivable of $19.8 million from Advanstar.com as of December 31, 2000. There are no specific repayment terms for this receivable.

12    SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The Replacement Notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by the Company and its wholly owned domestic subsidiaries. The subsidiary guarantors are Art Expositions International, Inc., MAGIC and Applied Business TeleCommunications. The condensed consolidating financial statements of the guarantors are presented below and should be read in connection with the consolidated financial statements of the Company. Separate financial statements of the guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees and the Company believes the condensed consolidating financial statements presented are more meaningful in understanding the financial position of the guarantors. Management has determined that such information is not material to investors.

Due to the effects of the DLJ Acquisition on the recorded bases of goodwill, intangibles, property and shareholder's equity, the financial statements prior to and subsequent to the DLJ Acquisition are not comparable. Periods prior to October 12, 2000 represent the accounts of the Predecessor and from that date, the Successor. The DLJ Acquisition effects have not been included in the accompanying statements of cash flows as it was deemed to have occurred at a date that is not part of either the Predecessor or Successor company operations.

There are no significant restrictions on the ability of the subsidiary guarantors to make distributions to the Company.

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Condensed consolidating balance sheet

As of December 31, 2000

(In thousands)

                                                                 Guarantor    Nonguarantor                Consolidated
                                                Communications  subsidiaries  subsidiaries  Eliminations     total
                                                --------------  ------------  ------------  ------------  ------------
                           ASSETS

Current assets:
   Cash and cash equivalents                       $  10,736      $       1    $   6,938      $      --    $  17,675
   Accounts receivable, net                           28,061            329        2,768             --       31,158
   Prepaid expenses                                    8,223          2,712        4,786             --       15,721
   Intercompany receivable (payable)                 (72,727)       100,811      (28,084)            --           --
   Other                                               1,491             --          341             --        1,832
                                                   ---------      ---------    ---------      ---------    ---------
               Total current assets                  (24,216)       103,853      (13,251)            --       66,386

Noncurrent assets:
   Due from affiliate                                 19,769             --           --             --       19,769
   Property, plant and equipment, net                 23,654            713        1,400             --       25,767
   Intangible assets, net                            701,250         56,435       79,070             --      836,755
   Deferred income taxes and other                     8,446             --           82             --        8,528
   Investments in subsidiaries                       182,395             --           --       (182,395)          --
                                                   ---------      ---------    ---------      ---------    ---------
                                                   $ 911,298      $ 161,001    $  67,301      $(182,395)   $ 957,205
                                                   =========      =========    =========      =========    =========


            LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Current maturities of long-term debt            $  13,150      $      --    $      --      $      --    $  13,150
   Accounts payable                                   13,800          1,793        6,414             --       22,007
   Deferred revenue                                   37,389         21,526        9,040             --       67,955
   Accrued liabilities                                15,120          3,707        2,523             --       21,350
                                                   ---------      ---------    ---------      ---------    ---------
               Total current liabilities              79,459         27,026       17,977             --      124,462

Long-term debt, net of current maturities            551,850             --           --             --      551,850

Other long-term liabilities                            5,448             --           --             --        5,448

Minority interest                                     10,434             --           --             --       10,434

Stockholder's equity:
   Common stock                                           10              3          403           (406)          10
   Capital in excess of par value                    280,842        134,110       49,988       (184,098)     280,842
   Accumulated deficit                               (16,745)          (138)      (1,971)         2,109      (16,745)
   Accumulated other comprehensive income                 --             --          904             --          904
                                                   ---------      ---------    ---------      ---------    ---------
               Total stockholder's equity            264,107        133,975       49,324       (182,395)     265,011
                                                   ---------      ---------    ---------      ---------    ---------
                                                   $ 911,298      $ 161,001    $  67,301      $(182,395)   $ 957,205
                                                   =========      =========    =========      =========    =========

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Condensed consolidating statements of operations

For the period from October 12, 2000 through December 31, 2000

(In thousands)

                                                                          Guarantor    Nonguarantor                Consolidated
                                                         Communications  subsidiaries  subsidiaries  Eliminations     total
                                                         --------------  ------------  ------------  ------------  ------------
Net revenue                                                 $ 48,638       $  4,260      $ 10,536      $     --      $ 63,434

Operating expenses:
   Cost of sales and selling, editorial and circulation       34,102          3,506         9,688            --        47,296
   General and administrative                                  8,425            281         1,077            --         9,783
   Depreciation and amortization                              12,649            528         1,270            --        14,447
                                                            --------       --------      --------      --------      --------
               Total operating expenses                       55,176          4,315        12,035            --        71,526
                                                            --------       --------      --------      --------      --------
Operating income (loss)                                       (6,538)           (55)       (1,499)           --        (8,092)

Other income (expense):
   Interest income (expense), net                            (14,027)            --           262            --       (13,765)
   Other income (expense), net                                   828             --          (613)           --           215
                                                            --------       --------      --------      --------      --------
Income (loss) before income taxes:                           (19,737)           (55)       (1,850)           --       (21,642)
   Provision (benefit) for income taxes                       (4,976)            83           121            --        (4,772)
   Minority interests in earnings                                125             --            --            --           125
   Equity in earnings (loss) of subsidiaries                  (2,109)            --            --         2,109            --
                                                            --------       --------      --------      --------      --------
               Net income (loss)                            $(16,745)      $   (138)     $ (1,971)     $  2,109      $(16,745)
                                                            ========       ========      ========      ========      ========

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Condensed consolidating statements of operations

For the period from January 1, 2000 through October 11, 2000

(In thousands)

                                                                          Guarantor    Nonguarantor                Consolidated
                                                         Communications  subsidiaries  subsidiaries  Eliminations     total
                                                         --------------  ------------  ------------  ------------  ------------
Net revenue                                                 $ 210,239      $  63,738     $  40,068     $      --     $ 314,045

Operating expenses:
   Cost of sales and selling, editorial and circulation       135,918         20,149        31,782            --       187,849
   General and administrative                                  28,636            728         4,921            --        34,285
   Depreciation and amortization                               27,259          9,491         2,903            --        39,653
                                                            ---------      ---------     ---------     ---------     ---------
               Total operating expenses                       191,813         30,368        39,606            --       261,787
                                                            ---------      ---------     ---------     ---------     ---------
Operating income (loss)                                        18,426         33,370           462            --        52,258

Other income (expense):
   Interest income (expense), net                             (36,928)            --        (1,233)           --       (38,161)
   Other income (expense), net                                   (595)            --        (1,799)           --        (2,394)
                                                            ---------      ---------     ---------     ---------     ---------
Income (loss) before income taxes:                            (19,097)        33,370        (2,570)           --        11,703
   Provision (benefit) for income taxes                        (6,213)        15,710         1,693            --        11,190
   Minority interests in earnings                              (1,003)            --            --            --        (1,003)
   Equity in earnings (loss) of subsidiaries                   13,397             --            --       (13,397)           --
                                                            ---------      ---------     ---------     ---------     ---------

               Net income (loss)                            $    (490)     $  17,660     $  (4,263)    $ (13,397)    $    (490)
                                                            =========      =========     =========     =========     =========

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Condensed consolidating statements of cash flows

For the period from October 12, 2000 through December 31, 2000

(In thousands)

                                                                          Guarantor    Nonguarantor                Consolidated
                                                         Communications  subsidiaries  subsidiaries  Eliminations     total
                                                         --------------  ------------  ------------  ------------  ------------
Operating activities:
   Net income (loss)                                        $(16,745)      $   (138)     $ (1,971)     $  2,109      $(16,745)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities-
      Undistributed earnings of subsidiaries                   2,109             --            --        (2,109)           --
      Depreciation and amortization                           12,649            528         1,270            --        14,447
      Non cash Items                                          (3,496)            --            --            --        (3,496)
      Change in working capital items                          1,614           (355)       (3,595)           --        (2,336)
                                                            --------       --------      --------      --------      --------
               Net cash provided by (used in)
                  operating activities                        (3,869)            35        (4,296)           --        (8,130)
                                                            --------       --------      --------      --------      --------
Investment activities:
   Investment in subsidiaries                                (13,783)            --            --        13,783            --
   Additions to property, plant and equipment, net            (2,304)           (67)         (207)           --        (2,578)
   Acquisitions of publications and trade shows                 (298)            --        (6,044)           --        (6,342)
   Increase in long-term receivable from affiliate            (9,020)            --            --            --        (9,020)
                                                            --------       --------      --------      --------      --------
               Net cash provided by (used in)
                  investing activities                       (25,405)           (67)       (6,251)       13,783       (17,940)
                                                            --------       --------      --------      --------      --------
Financing activities:
   Proceeds from sale of common stock and capital
      contributions and others                                    --             --        13,783       (13,783)           --
                                                            --------       --------      --------      --------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                          904             --        (1,890)           --          (986)
                                                            --------       --------      --------      --------      --------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS:                                         (28,370)           (32)        1,346            --       (27,056)

CASH AND CASH EQUIVALENTS, beginning of period:               39,106             33         5,592            --        44,731
                                                            --------       --------      --------      --------      --------
CASH AND CASH EQUIVALENTS, end of period:                   $ 10,736       $      1      $  6,938      $     --      $ 17,675
                                                            ========       ========      ========      ========      ========

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Condensed consolidating statements of cash flows

For the period from January 1, 2000 through October 11, 2000

(In thousands)

                                                                          Guarantor    Nonguarantor                Consolidated
                                                         Communications  subsidiaries  subsidiaries  Eliminations     total
                                                         --------------  ------------  ------------  ------------  ------------
Operating activities:
   Net income (loss)                                        $    (490)     $  17,660     $  (4,263)    $ (13,397)    $    (490)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities-
      Undistributed earnings of subsidiaries                  (13,397)            --            --        13,397            --
      Depreciation and amortization                            27,259          9,491         2,903            --        39,653
      Non cash Items                                            4,737             --            --            --         4,737
      Change in working capital items                         (70,721)        74,914        (9,295)           --        (5,102)
                                                            ---------      ---------     ---------     ---------     ---------
               Net cash provided by (used in)
                  operating activities                        (52,612)       102,065       (10,655)           --        38,798
                                                            ---------      ---------     ---------     ---------     ---------
Investing activities:
   Investment in subsidiaries                                  84,997             --            --       (84,997)           --
   Additions to property, plant and equipment, net             (8,508)          (338)         (458)           --        (9,304)
   Acquisitions of publications and trade shows                 1,204            500       (11,201)           --        (9,497)
   Increase in long-term receivable from affiliate            (10,749)            --            --            --       (10,749)
                                                            ---------      ---------     ---------     ---------     ---------
               Net cash provided by (used in)
                  investing activities                         66,944            162       (11,659)      (84,997)      (29,550)
                                                            ---------      ---------     ---------     ---------     ---------
Financing activities:
   Proceeds from sale of common stock and capital
      contributions and other                                      --       (102,256)       17,259        84,997            --
   Payments of long-term debt, net                            (16,828)            --            --            --       (16,828)
                                                            ---------      ---------     ---------     ---------     ---------
               Net cash provided by (used in)
                  financing activities                        (16,828)      (102,256)       17,259        84,997       (16,828)
                                                            ---------      ---------     ---------     ---------     ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (3,230)            --         3,510            --           280
                                                            ---------      ---------     ---------     ---------     ---------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS:                                           (5,726)           (29)       (1,545)           --        (7,300)

CASH AND CASH EQUIVALENTS, beginning of period:                 5,612             33         5,592            --        11,237
                                                            ---------      ---------     ---------     ---------     ---------
CASH AND CASH EQUIVALENTS, end of period:                   $    (114)     $       4     $   4,047     $      --     $   3,937
                                                            =========      =========     =========     =========     =========

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Condensed consolidating balance sheets

December 31, 1999

(In thousands)

                                                                   Guarantor    Nonguarantor                Consolidated
                                                  Communications  subsidiaries  subsidiaries  Eliminations     total
                                                  --------------  ------------  ------------  ------------  ------------
                            ASSETS

Current assets:
   Cash and cash equivalents                          $   5,612     $      33     $   5,592      $      --    $  11,237
   Accounts receivable, net                              27,571          (301)        3,619             --       30,889
   Prepaid expenses                                       8,989         2,268         3,338             --       14,595
   Intercompany receivable (payable)                    (60,989)       75,724       (14,735)            --           --
   Other                                                  1,940            --           280             --        2,220
                                                      ---------     ---------     ---------      ---------    ---------
               Total current assets                     (16,877)       77,724        (1,906)            --       58,941

Noncurrent assets:
   Deferred income taxes and other                       17,227            --            --             --       17,227
   Property, plant and equipment, net                    18,859           673         1,334             --       20,866
   Investments in subsidiaries                          304,269            --            --       (304,269)          --
   Intangible assets, net                               423,020       215,603        45,924             --      684,547
                                                      ---------     ---------     ---------      ---------    ---------
                                                      $ 746,498     $ 294,000     $  45,352      $(304,269)   $ 781,581
                                                      =========     =========     =========      =========    =========

             LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Current maturities of long-term debt               $  13,740     $      --     $      --      $      --    $  13,740
   Accounts payable                                      13,748           880         4,063             --       18,691
   Deferred revenue                                      30,933        24,576         6,454             --       61,963
   Accrued liabilities                                   15,796         3,085         1,648             --       20,529
                                                      ---------     ---------     ---------      ---------    ---------
               Total current liabilities                 74,217        28,541        12,165             --      114,923

Long-term debt, net of current maturities               509,414            --            --             --      509,414

Other long-term liabilities                               9,122            --            --             --        9,122

Minority interest                                        15,161            --            --             --       15,161

Stockholder's equity:
   Common stock                                              10             3           382           (385)          10
   Capital in excess of par value                       186,904       236,366        44,890       (281,256)     186,904
   Retained earnings (deficit)                          (48,330)       29,090        (6,462)       (22,628)     (48,330)
   Accumulated other comprehensive income                    --            --        (5,623)            --       (5,623)
                                                      ---------     ---------     ---------      ---------    ---------
               Total stockholder's equity               138,584       265,459        33,187       (304,269)     132,961
                                                      ---------     ---------     ---------      ---------    ---------
                                                      $ 746,498     $ 294,000     $  45,352      $(304,269)   $ 781,581
                                                      =========     =========     =========      =========    =========

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Condensed consolidating statements of operations

Year ended December 31, 1999

(In thousands)

                                                                          Guarantor    Nonguarantor                Consolidated
                                                         Communications  subsidiaries  subsidiaries  Eliminations     total
                                                         --------------  ------------  ------------  ------------  ------------
Net revenue                                                 $ 223,042      $  58,221     $  47,109     $      --     $ 328,372

Operating expenses:
   Cost of sales and selling, editorial and circulation       150,114         20,357        34,634            --       205,105
   General and administrative                                  35,742          1,955         5,830            --        43,527
   Depreciation and amortization                               33,676         12,129         7,453            --        53,258
                                                            ---------      ---------     ---------     ---------     ---------
               Total operating expenses                       219,532         34,441        47,917            --       301,890
                                                            ---------      ---------     ---------     ---------     ---------
Operating income (loss)                                         3,510         23,780          (808)           --        26,482

Other income (expense):
   Interest income (expense), net                             (38,578)             2        (1,312)           --       (39,888)
   Other income (expense), net                                  4,707              2        (4,907)           --          (198)
                                                            ---------      ---------     ---------     ---------     ---------
Income (loss) before income taxes:                            (30,361)        23,784        (7,027)           --       (13,604)
   Provision (benefit) for income taxes                       (12,180)            --           749            --       (11,431)
   Minority interests in earnings                               1,588             --            --            --         1,588
   Equity in earnings (loss) of subsidiaries                   16,008             --            --       (16,008)           --
                                                            ---------      ---------     ---------     ---------     ---------
               Net income (loss)                            $    (585)     $  23,784     $  (7,776)    $ (16,008)    $    (585)
                                                            =========      =========     =========     =========     =========

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Condensed consolidating statements of cash flows

Year ended December 31, 1999

(In thousands)

                                                                            Guarantor     Nonguarantor                  Consolidated
                                                           Communications  subsidiaries   subsidiaries   Eliminations      total
                                                           --------------  ------------   ------------   ------------   ------------
Operating activities:
   Net income (loss)                                          $    (585)     $  23,784      $  (7,776)     $ (16,008)     $    (585)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities-
      Depreciation and amortization                              33,665         12,138          7,455             --         53,258
      Non cash Items                                             (9,605)            --              7             --         (9,598)
      Change in working capital items                            27,395        (36,448)         3,490         16,008         10,445
                                                              ---------      ---------      ---------      ---------      ---------
               Net cash provided by (used in)
                  operating activities                           50,870           (526)         3,176             --         53,520
                                                              ---------      ---------      ---------      ---------      ---------
Investment activities:
   Additions to property, plant and equipment, net               (8,287)          (444)          (887)            --         (9,618)
   Acquisitions of publications and trade shows                (139,472)         1,099         (2,911)            --       (141,284)
                                                              ---------      ---------      ---------      ---------      ---------
               Net cash provided by (used in)
                  investing activities                         (147,759)           655         (3,798)            --       (150,902)
                                                              ---------      ---------      ---------      ---------      ---------
Financing activities:
   Dividends paid to minority interest holders                   (1,344)            --             --             --         (1,344)
   Borrowings of long-term debt, net                             96,248             --             --             --         96,248
                                                              ---------      ---------      ---------      ---------      ---------
               Net cash provided by (used in)                        --
                  financing activities                           94,904             --             --                        94,904
                                                              ---------      ---------      ---------      ---------      ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                            (301)            --             --             --           (301)
                                                              ---------      ---------      ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS:                                             (2,286)           129           (622)            --         (2,779)

CASH AND CASH EQUIVALENTS, beginning of period:                   7,898            (96)         6,214             --         14,016
                                                              ---------      ---------      ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, end of period:                     $   5,612      $      33      $   5,592      $      --      $  11,237
                                                              =========      =========      =========      =========      =========

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Condensed consolidating statements of operations

Year ended December 31, 1998

(In thousands)

                                                                          Guarantor     Nonguarantor                  Consolidated
                                                         Communications  subsidiaries   subsidiaries   Eliminations      total
                                                         --------------  ------------   ------------   ------------   ------------
Net revenue                                                 $ 181,709      $  35,700      $  42,416      $      --      $ 259,825

Operating expenses:
   Cost of sales and selling, editorial and circulation       123,426         17,081         28,528             --        169,035
   General and administrative                                  27,818          2,758          6,307             --         36,883
   Depreciation and amortization                               38,713         10,241          2,377             --         51,331
                                                            ---------      ---------      ---------      ---------      ---------
               Total operating expenses                       189,957         30,080         37,212             --        257,249
                                                            ---------      ---------      ---------      ---------      ---------
Operating income (loss)                                        (8,248)         5,620          5,204             --          2,576

Other income (expense):
   Interest income (expense), net                             (27,602)            60           (320)            --        (27,862)
   Other income (expense), net                                  2,812           (884)        (3,854)            --         (1,926)
                                                            ---------      ---------      ---------      ---------      ---------
Income (loss) before income taxes:                            (33,038)         4,796          1,030             --        (27,212)
   Provision (benefit) for income taxes                           288             13            963             --          1,264
   Minority interests in earnings                                  40             --             --             --             40
   Equity in earnings (loss) of subsidiaries                    4,850             --             --         (4,850)            --
                                                            ---------      ---------      ---------      ---------      ---------
               Net income (loss)                            $ (28,436)     $   4,783      $      67      $  (4,850)     $ (28,436)
                                                            =========      =========      =========      =========      =========

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Condensed consolidating statements of cash flows

Year ended December 31, 1998

(In thousands)

                                                                            Guarantor     Nonguarantor                  Consolidated
                                                           Communications  subsidiaries   subsidiaries   Eliminations      total
                                                           --------------  ------------   ------------   ------------   ------------
Operating activities:
   Net income (loss)                                          $ (28,436)     $   4,783      $      67      $  (4,850)     $ (28,436)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities-
         Depreciation and amortization                           39,205         10,241          2,377             --         51,823
         Noncash Items                                            6,305             20             --             --          6,325
         Change in working capital items                       (247,166)       214,561         31,611          4,850          3,856
                                                              ---------      ---------      ---------      ---------      ---------
               Net cash provided by (used in)
                  operating activities                         (230,092)       229,605         34,055             --         33,568
                                                              ---------      ---------      ---------      ---------      ---------
Investment activities:
   Additions to property, plant and equipment, net                1,243           (671)          (518)            --             54
   Acquisitions of publications and trade shows                 (98,969)      (229,085)       (30,261)            --       (358,315)
                                                              ---------      ---------      ---------      ---------      ---------
               Net cash provided by (used in)
                  investing activities                          (97,726)      (229,756)       (30,779)            --       (358,261)
                                                              ---------      ---------      ---------      ---------      ---------
Financing activities:
   Proceeds from sale of common stock and capital
      contributions and other                                    70,980             --             --             --         70,980
   Dividends paid to minority interest holders                       --             --         (1,000)            --         (1,000)
   Borrowings of long-term debt, net                            262,620             --             --             --        262,620
                                                              ---------      ---------      ---------      ---------      ---------
               Net cash provided by (used in)
                  financing activities                          333,600             --         (1,000)            --        332,600
                                                              ---------      ---------      ---------      ---------      ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                            (915)            --             --             --           (915)
                                                              ---------      ---------      ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS:                                              4,867           (151)         2,276             --          6,992

CASH AND CASH EQUIVALENTS, beginning of period:                   3,403           (317)         3,938             --          7,024
                                                              ---------      ---------      ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, end of period:                     $   8,270      $    (468)     $   6,214      $      --      $  14,016
                                                              =========      =========      =========      =========      =========

     2. FINANCIAL STATEMENT SCHEDULES

     Schedule II -- Valuation and Qualifying Accounts.

                                                                                          SCHEDULE II

                                           ADVANSTAR COMMUNICATIONS INC.
                                        VALUATION AND QUALIFYING ACCOUNTS

                                                                       ADDITIONS
                                                                -----------------------
                                                 BALANCE AT      CHARGED TO   CHARGED TO                 BALANCE AT
                                                BEGINNING OF      COSTS AND     OTHER                     END OF
                                                   PERIOD         EXPENSES    ACCOUNTS    DEDUCTIONS(1)   PERIOD
                                                ------------    -----------  -----------  -------------  ----------
Period of October 12, 2000 to December 31, 2000
      Allowance for doubtful accounts             $  703,000     $  956,500          -    $  934,500   $  725,000

Period of January 1, 2000 to October 11, 2000
      Allowance for doubtful accounts             $  709,000     $1,406,500          -    $1,412,500   $  703,000

Year ended December 31, 1999
      Allowance for doubtful accounts             $  574,000     $1,878,000          -    $1,743,000   $  709,000

Year ended December 31, 1998
      Allowance for doubtful accounts             $  553,000     $1,148,000          -    $1,127,000   $  574,000


     -----------------------------------
     (1)  Uncollectible accounts written off.

     All other financial statement schedules are omitted because they are not applicable or the information is included in the financial statements or related notes.

B. REPORTS ON FORM 8-K

There were no Current Reports on Form 8-K filed during the fourth quarter of fiscal 2000.

C. EXHIBITS

                                 EXHIBIT INDEX


     EXHIBIT NO.
     -----------
 2.1                    Agreement and Plan of Merger dated August 14, 2000, among
                        Advanstar, Inc., Advanstar Holdings Corp. (formerly known as
                        Jetman Acquisition Corp.), Junior Jetman Corp. and AHI
                        Advanstar LLC (Previously filed as Exhibit 2.1 to Form 8-K of
                        Advanstar, Inc. filed with the Securities and Exchange
                        Commission on October 26, 2000, and incorporated by
                        reference herein)

 3.1                    Certificate of Incorporation of Advanstar Communications
                        Inc. (Previously filed as an exhibit to the Company's
                        Registration Statement on Form S-4 (File No. 333-57201) and
                        incorporated by reference herein)

 3.1.1 Certificate of Amendment of the Certificates of Incorporation of Advanstar Communications Inc.

 3.2                    By-Laws of Advanstar Communications Inc. (Previously filed as an exhibit to the Company's Registration Statement on
                        Form S-4 (File No. 333-57201) and incorporated by reference herein)

 4.1                    Indenture, dated as of February 21, 2001 among Advanstar
                        Communications Inc., the Guarantor party thereto and the Trustee.

 10.1 Advanstar Holdings Corp. 2000 Management Plan Incentive dated as of October 11, 2000.

 10.2                   Advanstar Holdings Corp. Shareholders Agreement dated as of
                        October 11, 2000.

 10.3 Credit Agreement, dated as of October 11, 2000, as amended and restated November 7, 2000, among, Advanstar
                        Communications Inc., the guarantors party thereto and the lenders party thereto.

 10.4                   Employment Agreement, dated August 14, 2000, between
                        Advanstar, Inc. and Robert Krakoff. (Previously filed as
                        Exhibit 10.1 to Form 10-Q of Advanstar, Inc. filed with
                        the Securities and Exchange Commission on November 14, 2000,
                        and incorporated by reference herein)

 10.5                   Employment Agreement, dated August 14, 2000, between
                        Advanstar, Inc. and James M. Alic. (Previously filed as
                        Exhibit 10.2 to Form 10-Q of Advanstar, Inc. filed with
                        the Securities and Exchange Commission on November 14, 2000,
                        and incorporated by reference herein)

 10.6                   Employees' 401(k) Plan and Trust, as amended. (Previously
                        filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-57201) and incorporated by
                        reference herein)

 10.7                   Agreement, dated July 31, 1997, between Advanstar
                        Communications Inc. and Banta Publications. (Previously
                        filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-57201) and incorporated by
                        reference herein)

 21.1                   Subsidiaries of Advanstar Communications, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ADVANSTAR COMMUNICATIONS, INC.


                                          By: /s/ Robert Krakoff
                                             -----------------------------------
                                             Name:  Robert Krakoff
                                             Title: Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1933, this Report has been signed by the following persons in the capacities and on the dates indicated.

          SIGNATURE                         TITLE                 DATE
          ---------                         -----                 ----


  /s/ Robert L. Krakoff          Chairman of the Board and        April 12, 2001
 ----------------------------    Chief Executive Officer
      Robert L. Krakoff


  /s/ David W. Montgomery        Vice President-Finance, Chief    April 12, 2001
 ----------------------------    Financial Officer Secretary
      David W. Montgomery        and Principal Accounting
                                 Officer



  /s/ James M. Alic              Director                         April 12, 2001
 ---------------------------
      James M. Alic


  /s/ OhSang Kwon                Director                         April 12, 2001
 ---------------------------
      OhSang Kwon


  /s/ James A. Quella            Director                         April 12, 2001
 ---------------------------
      James A. Quella

                                 Director                         April __, 2001
 ---------------------------
      David M. Wittels