Form 10-Q
period 2001-03-31
ADVANSTAR COMMUNICATIONS INC
filed 2001-05-15
CIK 1062771

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange
    Act of 1934.

For the Quarterly Period Ended: March 31, 2001


                       Commission File Number: 333-57201

                         Advanstar Communications Inc.
             (Exact name of registrant as specified in its charter)


                                    New York
                        (State or other jurisdiction of
                         incorporation or organization)

                                   59-2757389
                                (I.R.S. Employer
                              Identification No.)


                   545 Boylston Street, Boston, Massachusetts
                    (Address of principal executive offices)

                                     02116
                                   (Zip Code)

       Registrant's telephone number, including area code: (617) 267-6500

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No
                                              -------    -------

As of May 15, 2001, 1,000,000 shares of the Registrant's common stock were outstanding.


PART I    Financial Information

Item 1.   Financial Statements:
                                                                                            Page in this
                                                                                             Quarterly
                                                                                               Report
                                                                                            ------------
                 Condensed Consolidated Balance Sheets at  March 31, 2001 (unaudited)              2
                     and December 31, 2000.................................................

                 Condensed Consolidated Statements of Operations (unaudited) for the three
                     months ended March 31, 2001 and 2000..................................        3

                 Condensed Consolidated Statements of Cash Flows (unaudited) for the
                      three months ended March 31, 2001 and 2000...........................        4

                 Notes to Condensed Consolidated Financial Statements (unaudited)..........        5

Item 2.  Management's Discussion and Analysis of  Financial Condition and
         Results of Operations.............................................................       16

Item 3.  Qualitative and Quantitative Disclosure about Market Risk.........................       24

PART II    Other Information

Item 4.          Submissions of Matters to a Vote of Security Holders......................       25

Item 6(a).       Exhibits..................................................................       25

Item 6(b).       Reports on Form 8-K.......................................................       25

                 Signature.................................................................       26

                 Exhibit Index.............................................................       27

                 Exhibits..................................................................

                         ADVANSTAR COMMUNICATIONS INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                                           March 31,      December 31,
                                                                                             2001            2000
                                                                                          -----------     ------------
                                                                                          (Unaudited)
                                       ASSETS
CURRENT ASSETS
  Cash and cash equivalents............................................................     $ 19,270        $ 17,675
  Accounts receivable, net.............................................................       30,713          31,158
  Prepaid expenses.....................................................................        8,748          15,721
  Other................................................................................        1,972           1,832
                                                                                            --------        --------
     Total current assets..............................................................       60,703          66,386
                                                                                            --------        --------
DUE FROM AFFILIATE.....................................................................       27,260          19,769
PROPERTY, PLANT AND EQUIPMENT, net.....................................................       25,052          25,767
GOODWILL AND INTANGIBLE ASSETS, net....................................................      831,255         836,755
DEFERRED INCOME TAXES..................................................................        7,743           7,743
OTHER ASSETS...........................................................................          758             785
                                                                                            --------        --------
     Total Assets......................................................................     $952,771        $957,205
                                                                                            ========        ========
                         LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt.................................................     $  2,950        $ 13,150
  Accounts payable.....................................................................       30,842          22,007
  Accrued liabilities..................................................................       26,508          21,350
  Deferred revenue.....................................................................       37,669          67,955
                                                                                            --------        --------
     Total current liabilities.........................................................       97,969         124,462
                                                                                            --------        --------
LONG-TERM DEBT, net of current maturities..............................................      542,050         551,850
OTHER LONG-TERM LIABILITIES............................................................        5,121           5,448
MINORITY INTEREST......................................................................        8,296          10,434
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY
  Common stock, $.01 par value; 40,000,000 shares authorized; 1,000,000 shares
    issued and outstanding at March 31, 2001 and December 31, 2000.....................           10              10
  Capital in excess of par.............................................................      315,617         280,842
  Accumulated deficit..................................................................      (14,471)        (16,745)
  Accumulated other comprehensive income (loss)........................................       (1,821)            904
                                                                                            --------        --------
     Total stockholder's equity........................................................      299,335         265,011
                                                                                            --------        --------
     Total liabilities and stockholder's equity........................................     $952,771        $957,205
                                                                                            ========        ========

  The accompanying notes to financial statements are an integral part of these consolidated statements.

                         ADVANSTAR COMMUNICATIONS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share data - Unaudited)

                                                                                 Successor        Predecessor
                                                                             -----------------------------------
                                                                                Three Months      Three Months
                                                                                    Ended             Ended
                                                                                  March 31,         March 31,
                                                                                    2001              2000
                                                                             -----------------------------------
Net revenue................................................................       $128,647          $133,067
                                                                                  ========          ========
Operating expenses:
  Costs of production......................................................         25,406            27,589
  Selling, editorial and circulation.......................................         45,683            49,347
  General and administrative...............................................         12,475            11,410
  Depreciation and amortization............................................         15,788            12,235
                                                                                  --------          --------
     Total operating expenses..............................................         99,352           100,581
                                                                                  --------          --------
Operating income...........................................................         29,295            32,486
Other income (expense):
  Interest expense, net....................................................        (14,674)          (12,359)
        Other income (expense), net........................................           (938)               55
                                                                                  --------          --------
Income before income taxes and minority interest...........................         13,683            20,182
Provision for income taxes.................................................          8,167             8,969
Minority interest in (income) loss of subsidiary...........................           (134)             (363)
                                                                                  --------          --------
Income before extraordinary item and accounting change.....................          5,382            10,850
Extraordinary item - early extinguishment of debt, net.....................         (2,556)               --
Cumulative effect of accounting change, net................................           (552)               --
                                                                                  --------          --------
Net income.................................................................       $  2,274          $ 10,850
                                                                                  ========          ========

  The accompanying notes to financial statements are an integral part of these consolidated statements.

                         ADVANSTAR COMMUNICATIONS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands - Unaudited)

                                                                                 Successor        Predecessor
                                                                             -----------------------------------
                                                                                Three Months      Three Months
                                                                                    Ended             Ended
                                                                                  March 31,         March 31,
                                                                                    2001              2000
                                                                             -----------------------------------
OPERATING ACTIVITIES
 Net income.............................................................        $   2,274            $ 10,850
 Adjustments to reconcile net income to net cash provided by operating activities
  Extraordinary item - early extinguishment of debt.....................            2,538                  --
  Unrealized losses on derivative financial instruments.................            1,984                  --
  Depreciation and amortization.........................................           15,788              12,235
  Non-cash interest.....................................................              536                 299
       Non-cash stock option compensation...............................               --                 111
  Loss on sales of assets and other.....................................              159                 863
  Changes in operating assets and liabilities...........................          (16,200)             (7,655)
                                                                                ---------            --------
    Net cash provided by operating activities...........................            7,079              16,703
                                                                                ---------            --------
INVESTING ACTIVITIES
    Additions to property, plant and equipment..........................           (1,638)             (4,178)
 Acquisition of publications and trade shows, net.......................           (3,784)             (8,758)
 Increase in long-term receivable from affiliate........................           (7,524)                 --
 Proceeds from sale of assets...........................................               17                  17
                                                                                ---------            --------
   Net cash used in investing activities................................          (12,929)            (12,919)
                                                                                ---------            --------
FINANCING ACTIVITIES
     Net proceeds from revolving credit facility........................           15,000                  --
 Borrowings of long-term debt...........................................          160,000                  --
 Payments of long-term debt.............................................         (195,000)             (1,975)
 Long-term debt financing costs.........................................           (7,606)                 --
 Capital contributions..................................................           34,775                  --
                                                                                ---------            --------
    Net cash provided by (used in)  financing activities................            7,169              (1,975)
                                                                                ---------            --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.................................              276                 (87)
NET INCREASE IN CASH AND CASH EQUIVALENTS...............................            1,595               1,722
CASH AND CASH EQUIVALENTS, beginning of period..........................           17,675              11,237
                                                                                ---------            --------
CASH AND CASH EQUIVALENTS, end of period................................        $  19,270            $ 12,959
                                                                                =========            ========

  The accompanying notes to financial statements are an integral part of these consolidated statements.

                         ADVANSTAR COMMUNICATIONS INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Advanstar Communications Inc. ( Communications, the Company) in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Although management believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes, included in the Company's Form 10-K for the year ended December 31, 2000. The results of operations for the three month period ended March 31, 2001, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2001.

2.  Derivative Financial Instruments

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that each derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value. Changes in the derivative financial instrument's fair value must be recognized currently in earnings unless specific hedge accounting criteria are met. For derivative financial instruments which meet the criteria, gains and losses may be recognized in other comprehensive income rather than current earnings.

The adoption of SFAS 133 on January 1, 2001, resulted in the pre-tax cumulative effect of an accounting change of approximately $0.9 million reduction to income and a $0.2 million reduction to other comprehensive income.

The Company uses derivative instruments to manage exposures to foreign currency and interest rate risks. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

Foreign Currency Risk - Certain forecasted transactions are exposed to foreign currency risk. The Company monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the Euro, British Pound and Brazilian Real. Forward contracts used to hedge forecasted international revenue for up to 15 months in the future are designated as cash flow hedging instruments. Forwards not designated as hedging instruments under SFAS 133 are also used to manage the impact of the variability in exchange rates.

Interest Rate Risk - Variable rate debt instruments are subject to interest rate risk. The Company has entered into interest rate collar and cap agreements with remaining maturities of up to 36 months, to manage its exposure to interest rate movements on a portion of its variable rate debt obligations.

Other expense and other comprehensive income include $1.1 million and $0.4 million, respectively, of net losses for the three months ended March 31, 2001. This represents the amount of hedge ineffectiveness and changes in fair value of derivative instruments not designated as hedging instruments.

                         ADVANSTAR COMMUNICATIONS INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

3.   Debt

In connection with the acquisition of the Company's parent, Advanstar, Inc. by a group of investors, including DLJ Merchant Banking Partners III L.P., on January 9, 2001, the 9.25% senior subordinated notes due 2008 (Notes) were tendered at an offer price in cash equal to 101% of the aggregate principal amount, plus accrued interest. The Company financed the repurchase of the Notes with bridge financing. The premium paid of $1.5 million on the tender of the Notes is reflected, net of income tax, as an extraordinary item in the accompanying 2001 condensed consolidated statement of operations.

On February 21, 2001, the Company issued $160.0 million of unsecured, 12% senior subordinated notes, due 2011(Replacement Notes). Interest on the Replacement Notes is payable semi-annually on February 15th and August 15th of each year commencing on August 15, 2001. The Replacement Notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by the Company and its wholly-owned domestic subsidiaries.

Concurrent with the issuance of the Replacement Notes, Advanstar, Inc. issued units comprised of 15% senior discount notes (the Discount Notes) with an aggregate principal amount at maturity of approximately $68.6 million, and warrants to purchase shares of common stock of its parent, Advanstar Holdings Corp., for consideration of approximately $34.8 million. The Company used the proceeds from issuance of the Replacement Notes and the Discount Notes to repay and terminate the bridge financing and to repay approximately $45.0 million of term loan borrowings under the credit facility consisting of a $100.0 million amortizing term loan A maturing April 11,2006 and a $315.0 million amortizing term loan B maturing October 11, 2008 (the Credit Facility). The contribution of the proceeds from the Discount Notes by Advanstar, Inc. to the Company was treated as a capital contribution. Concurrent with the retirement of the bridge financing, the Company charged-off deferred financing costs of approximately $1.7 million, net of income taxes, during the first quarter of 2001. This charge is reflected as an extraordinary item in the accompanying 2001 condensed consolidated statement of operations.


  Long-term debt consists of the following:

                                                                               March 31,        December 31,
                                                                                 2001              2000
                                                                             --------------   ----------------
Term loan A, interest at LIBOR plus 3.00%, 8.19% at March 31, 2001,
  due quarterly through April 11, 2007.....................................     $ 89,200          $100,000
Term loan B, interest at LIBOR plus 3.50%, 8.69% at March 31, 2001,
  due quarterly through October 11, 2008...................................      280,800           315,000
Revolving credit facility, interest at LIBOR plus 3.00%, 8.08% at
  March 31, 2001, due April 11, 2007.......................................       15,000                --
12.00% Senior subordinated notes, due 2011.................................      160,000                --
9.25% Senior subordinated notes, due 2008..................................           --           150,000
                                                                                --------          --------
                                                                                 545,000           565,000
Less-Current maturities....................................................       (2,950)          (13,150)
                                                                                --------          --------
                                                                                $542,050          $551,850
                                                                                ========          ========

                         ADVANSTAR COMMUNICATIONS INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

The Company's credit facility contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. Additionally, certain financial covenants under the Replacement Notes include a maximum leverage ratio, limitations on certain asset dispositions, dividends and other restricted payments. The Company was in compliance with all covenants as of March 31, 2001.

4.   Comprehensive Income

The table below presents comprehensive income, defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders. (In thousands)

                                                                              Successor    Predecessor
                                                                              ----------   -----------
                                                                                Three         Three
                                                                               Months        Months
                                                                                Ended         Ended
                                                                              March 31,     March 31,
                                                                                 2001          2000
                                                                              ----------    ----------
Net income.................................................................    $ 2,274       $10,850
Change in cumulative translation adjustment, net of tax....................     (2,198)         (938)
Change in unrealized losses on derivative financial instruments,
  net of tax...............................................................       (574)           --
                                                                               -------       -------
                                                                               $  (498)      $ 9,912
Comprehensive (loss) income................................................    =======       =======


5.    Segment Information

                                              Trade Shows                           Corporate
                                                  and         Trade      Marketing     and
                                              Conferences  Publications  Services     Other      Totals
                                              -----------  ------------  ---------  ---------  -----------
                                                                     (in thousands)
Three months ended March 31, 2001
(Successor)
Revenues...................................     $89,564      $34,640      $4,170   $    273     $128,647
Gross profit...............................      48,205        7,224       1,856        273       57,558
Segment assets.............................      10,579       28,251       2,233    911,708      952,771
----------------------------------------------------------------------------------------------------------
Three months ended March 31, 2000
(Prececessor)
Revenues...................................     $93,629      $34,974      $4,294   $    170     $133,067
Gross profit...............................      47,045        6,994       1,922        170       56,131
Segment assets.............................      16,205       27,104       2,310    594,193      639,812

                         ADVANSTAR COMMUNICATIONS INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

  The reconciliation of total segment gross profit to consolidated pre-tax income for the three months ended March 31, 2001 and 2000 is as follows (In thousands):

                                                                         Successor     Predecessor
                                                                       -----------------------------
                                                                          March 31,      March 31,
                                                                            2001           2000
                                                                       --------------  -------------
  Total segment gross profit.........................................     $ 57,558        $ 56,131
  General and administrative expense.................................      (12,475)        (11,410)
  Depreciation and amortization......................................      (15,788)        (12,235)
  Other expense......................................................      (15,612)        (12,304)
                                                                          --------        --------
  Consolidated income before minority interest, taxes,
    extraordinary item and accounting change.........................     $ 13,683        $ 20,182
                                                                          ========        ========

6.  Related Party Transactions

Financial Advisory Fees and Agreements

Credit Suisse First Boston Corporation (CSFB), an affiliate of the DLJ
Merchant Banking funds, acted as the Company's financial advisor and is an initial purchaser of the Replacement Notes and the Discount Notes. The Company agreed to pay customary fees to CSFB as compensation for those services. DLJ Capital Funding, an affiliate of the DLJ Merchant Banking funds, has received customary fees and reimbursement of expenses in connection with the bridge financing. The aggregate amount of all fees paid to the CSFB entities in connection with these financings during the quarter ended March 31, 2001 was approximately $7.3 million, plus out-of-pocket expenses.

Relationship with Advanstar.com

Advanstar.com, Inc. (Advanstar.com), an affiliate, is developing vertical community web sites to serve the Company's industry sectors and is operating the Company's event and publication-related web sites. The Company provides Advanstar.com with certain administrative support services in accounting, finance, legal, human resource management, information technology and business development. During 2000, the Company began to charge for these services based on a general overhead charge. In addition, selected staff in editorial and other functions in the Company are shared with Advanstar.com. Beginning in 2001, appropriate allocations of staff costs will be made to Advanstar.com. No such charges have been made during the quarter ended March 31, 2001. The Company also provides Advanstar.com with marketing and promotional support through advertising pages in its trade publications and exhibit space in its trade shows. In return, Advanstar.com provides support on its web sites for the Company's trade publications and trade shows at rates which reflect incremental costs. Advanstar.com operates specific web sites in support of the Company's trade publications and trade shows. Among other functions, these sites provide essential services, such as trade show and conference registration and publication subscription and reader services, in support of the Company's products. Advanstar.com has the right to use the content from the Company's publications and events, its brands and its customer lists for the purpose of building and operating the web sites. The Company has a long-term receivable of approximately $27.3 million from Advanstar.com as of March 31, 2001. There are no specific repayment terms for this receivable, but the Company anticipates repayment out of future operating results of Advanstar.com.

                         ADVANSTAR COMMUNICATIONS INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

7.  Supplemental Guarantor Condensed Consolidating Financial Statements

Basis of presentation

  The Replacement Notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by the Company and the wholly-owned domestic subsidiaries. The subsidiary guarantors are Mens Apparel Guild In California, Inc. (MAGIC) and Applied Business TeleCommunications, Inc.
(ABC). The subsidiary guarantors and the non-guarantor subsidiaries comprise all of the direct and indirect subsidiaries of the Company. The condensed consolidated financial statements of the guarantors are presented below and should be read in connection with the consolidated financial statements of the Company. Separate financial statements of the guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees and the Company believes the condensed consolidated financial statements presented are more meaningful in understanding the financial position of the guarantors and management has determined that such information is not material to investors.

  There are no significant restrictions on the ability of the subsidiary guarantors to make distributions to the Company.

                         ADVANSTAR COMMUNICATIONS INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               At March 31, 2001
                           (in thousands - Unaudited)

                                                                                  Non-
                                                                 Guarantor      Guarantor                   Consolidated
                                               Communications   Subsidiaries  Subsidiaries   Eliminations       Total
                                               --------------   ------------  ------------   ------------   -------------
                   ASSETS
Current assets:
 Cash and cash equivalents...................     $ 10,363       $      1      $  8,906      $      --       $ 19,270
 Accounts receivable, net....................       27,446             80         3,187             --         30,713
 Prepaid expenses............................        4,748          1,466         2,534             --          8,748
 Intercompany receivable (payable)...........      (77,693)       109,230       (31,537)            --             --
 Other.......................................        1,652             --           320             --          1,972
                                                  --------       --------      --------      ---------       --------
  Total current assets.......................      (33,484)       110,777       (16,590)            --         60,703
Due from affiliate...........................       27,260             --            --             --         27,260
Property, plant and equipment, net...........       23,204            608         1,240             --         25,052
Intangible assets, net.......................      708,982         55,695        66,578             --        831,255
Deferred income taxes and other assets.......        8,501             --            --             --          8,501
Investment in subsidiaries...................      188,103             --            --       (188,103)            --
                                                  --------       --------      --------      ---------       --------
                                                  $922,566       $167,080      $ 51,228      $(188,103)      $952,771
                                                  ========       ========      ========      =========       ========
           LIABILITIES AND
        STOCKHOLDER'S EQUITY
Current liabilities:
 Current maturities of long-term debt........     $  2,950       $     --     $      --      $      --       $  2,950
 Accounts payable............................       20,788          2,952         7,102             --         30,842
 Deferred revenue............................       31,619          3,059         2,991             --         37,669
 Accrued liabilities.........................       11,160         12,467         2,881             --         26,508
                                                  --------       --------      --------      ---------       --------
  Total current liabilities..................       66,517         18,478        12,974             --         97,969
Long term debt, net of current maturities....      542,050             --            --             --        542,050
Other long term liabilities..................        5,121             --            --             --          5,121
Minority interest............................        8,296             --            --             --          8,296
Stockholder's equity
 Common stock................................           10              3           474           (477)            10
 Capital in excess of par value..............      315,617        134,110        39,884       (173,994)       315,617
 Accumulated deficit.........................      (14,471)        14,489          (857)       (13,632)       (14,471)
 Accumulated other comprehensive income......         (574)            --        (1,247)            --         (1,821)
                                                  --------       --------      --------      ---------       --------
  Total stockholder's equity.................      300,582        148,602        38,254       (188,103)       299,335
                                                  --------       --------      --------      ---------       --------
                                                  $922,566       $167,080      $ 51,228      $(188,103)      $952,771
                                                  ========       ========      ========      =========       ========

                         ADVANSTAR COMMUNICATIONS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       Three Months Ended March 31, 2001
                           (in thousands - Unaudited)

                                                                                  Non-
                                                                 Guarantor      Guarantor                   Consolidated
                                               Communications   Subsidiaries  Subsidiaries   Eliminations       Total
                                               --------------   ------------  ------------   ------------   -------------
Net revenue..................................     $ 77,242        $34,005       $17,400        $     --        $128,647
                                                  ========        =======       =======        ========        ========
Operating expenses:
 Cost of sales and selling, editorial               49,046          9,249        12,794              --          71,089
  And circulation............................
 General and administrative..................       10,471            274         1,730              --          12,475
 Depreciation and amortization...............       13,540            936         1,312              --          15,788
                                                  --------        -------       -------        --------        --------
  Total operating expenses...................       73,057         10,459        15,836              --          99,352
                                                  --------        -------       -------        --------        --------
Operating income (loss)......................        4,185         23,546         1,564              --          29,295
Other income (expense):
 Interest income (expense), net..............      (14,388)            --          (286)             --         (14,674)
 Other income (expense), net.................         (985)            --            47              --            (938)
                                                  --------        -------       -------        --------        --------
Income (loss) before income taxes............      (11,188)        23,546         1,325              --          13,683
Provision (benefit) for income tax...........       (2,284)         8,918         1,533              --           8,167
Minority interest in earnings................         (134)            --            --              --            (134)
Equity in earnings of subsidiaries...........       14,420             --            --         (14,420)             --
                                                  --------        -------       -------        --------        --------
Income before extraordinary item
 and accounting change.......................        5,382         14,628          (208)        (14,420)          5,382
                                                  --------        -------       -------        --------        --------
Extraordinary item - early
 extinguishment of debt, net.................       (2,556)            --            --              --          (2,556)
Cumulative effect of accounting
 Change, net.................................         (552)            --            --              --            (552)
                                                  --------        -------       -------        --------        --------
Net income (loss)............................     $  2,274        $14,628       $  (208)      $(14,420)        $  2,274
                                                  ========        =======       =======       ========         ========

                         ADVANSTAR COMMUNICATIONS INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       Three Months Ended March 31, 2001
                           (in thousands - Unaudited)


                                                                      Guarantor    Non-Guarantor                  Consolidated
                                                   Communications   Subsidiaries    Subsidiaries   Eliminations       Total
                                                   ---------------  -------------  --------------  -------------  -------------
Operating Activities:
 Net income (loss)...............................        $  2,274       $ 14,628          $ (208)  $    (14,420)      $  2,274
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Undistributed earnings of subsidiaries.........         (14,420)            --              --         14,420             --
  Extraordinary item - early extinguishment of
       debt......................................           2,538             --              --             --          2,538
  Unrealized loss on derivative financial
       instruments...............................           1,984             --              --             --          1,984
  Depreciation and amortization..................          13,540            936           1,312             --         15,788
  Non cash items.................................             695             --              --             --            695
  Change in operating assets and liabilities.....            (911)       (15,474)            185             --        (16,200)
                                                         --------       --------          ------   ------------       --------
     Net cash provided by operating
     Activities..................................           5,700             90           1,289             --          7,079
                                                         --------       --------          ------   ------------       --------
Investment Activities:
 Additions to property, and equipment, net.......          (1,437)           (90)           (111)            --         (1,638)
 Acquisitions of publications and
  trade shows and other..........................          (4,281)            --             514             --         (3,767)
 Increase in long-term receivable from affiliate.          (7,524)            --              --             --         (7,524)
                                                         --------       --------          ------   ------------       --------
     Net cash provided by (used in)
     investing activities........................         (13,242)           (90)            403             --        (12,929)
                                                         --------       --------          ------   ------------       --------
Financing Activities:
 Payments of long-term debt, net.................         (20,000)            --              --             --        (20,000)
 Long-term debt financing costs..................          (7,606)            --              --             --         (7,606)
 Capital contributions...........................          34,775             --              --             --         34,775
                                                         --------       --------          ------   ------------       --------
     Net cash provided by (used in)
     financing activities........................           7,169             --              --             --          7,169
                                                         --------       --------          ------   ------------       --------
EFFECT OF EXCHANGE RATE ON CASH..................              --             --             276             --            276
NET INCREASE IN CASH AND CASH EQUIVALENTS........            (373)            --           1,968             --          1,595
CASH AND CASH EQUIVALENTS,
 beginning of period.............................          10,736              1           6,938             --         17,675
                                                         --------       --------          ------   ------------       --------
CASH AND CASH EQUIVALENTS,
 end of period...................................        $ 10,363       $      1          $8,906   $         --       $ 19,270
                                                         ========       ========          ======   ============       ========

                         ADVANSTAR COMMUNICATIONS INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              At December 31, 2000
                                 (in thousands)

                                                                    Guarantor       Non-Guarantor                     Consolidated
                                                Communications    subsidiaries      subsidiaries      Eliminations       total
                                                --------------    ------------      -------------     ------------    ------------
                 ASSETS
Current assets:
 Cash and cash equivalents....................     $ 10,736          $      1         $  6,938          $      --       $ 17,675
 Accounts receivable, net.....................       28,061               329            2,768                 --         31,158
 Prepaid expenses.............................        8,223             2,712            4,786                 --         15,721
 Intercompany receivable (payable)............      (72,727)          100,811          (28,084)                --             --
 Other........................................        1,491                --              341                 --          1,832
                                                   --------          --------         --------          ---------       --------
        Total current assets..................      (24,216)          103,853          (13,251)                --         66,386
Noncurrent assets:
 Due from affiliate...........................       19,769                --               --                 --         19,769
 Property, plant and equipment, net...........       23,654               713            1,400                 --         25,767
 Intangible assets, net.......................      701,250            56,435           79,070                 --        836,755
 Deferred income taxes and other..............        8,446                --               82                 --          8,528
 Investments in subsidiaries..................      182,395                --               --           (182,395)            --
                                                   --------          --------         --------          ---------       --------
                                                   $911,298          $161,001         $ 67,301          $(182,395)      $957,205
                                                   ========          ========         ========          =========       ========
      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Current maturities of long-term debt.........     $ 13,150          $     --         $     --          $      --       $ 13,150
 Accounts payable.............................       13,800             1,793            6,414                 --         22,007
 Deferred revenue.............................       37,389            21,526            9,040                 --         67,955
 Accrued liabilities..........................       15,120             3,707            2,523                 --         21,350
                                                   --------          --------         --------          ---------       --------
        Total current liabilities.............       79,459            27,026           17,977                 --        124,462
Long-term debt, net of current maturities.....      551,850                --               --                 --        551,850
Other long-term liabilities...................        5,448                --               --                 --          5,448
Minority interest.............................       10,434                --               --                 --         10,434
Stockholder's equity:
 Common stock.................................           10                 3              403               (406)            10
 Capital in excess of par value...............      280,842           134,110           49,988           (184,098)       280,842
 Accumulated deficit..........................      (16,745)             (138)          (1,971)             2,109        (16,745)
 Accumulated other comprehensive income.......           --                --              904                 --            904
                                                   --------          --------         --------          ---------       --------
        Total stockholder's equity............      264,107           133,975           49,324           (182,395)       265,011
                                                   --------          --------         --------          ---------       --------
                                                   $911,298          $161,001         $ 67,301          $(182,395)      $957,205
                                                   ========          ========         ========          =========       ========

                         ADVANSTAR COMMUNICATIONS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       Three Months Ended March 31, 2000
                           (in thousands - Unaudited)

                                                                           Non-
                                                          Guarantor      Guarantor                   Consolidated
                                        Communications   Subsidiaries  Subsidiaries   Eliminations       Total
                                        ---------------  ------------  -------------  -------------  -------------
Net revenue............................       $ 85,878        $30,875       $16,314       $     --       $133,067
                                              ========        =======       =======       ========       ========
Operating expenses:
 Cost of sales and selling, editorial
  And circulation......................         56,063          9,385        11,488             --         76,936
 General and administrative............          9,605            193         1,612             --         11,410
 Depreciation and amortization.........          8,164          3,225           846             --         12,235
                                              --------        -------       -------       --------       --------
  Total operating expenses.............         73,832         12,803        13,946             --        100,581
                                              --------        -------       -------       --------       --------
Operating income (loss)................         12,046         18,072         2,368             --         32,486
Other income (expense):
 Interest income (expense), net........        (12,016)            --          (343)            --        (12,359)
 Other income (expense), net...........          1,075             --        (1,020)            --             55
                                              --------        -------       -------       --------       --------
Income (loss) before income taxes......          1,105         18,072         1,005             --         20,182
Provision (benefit) for income tax.....            555          7,670           744             --          8,969
Minority interest in earnings..........           (363)            --            --             --           (363)
Equity in earnings of subsidiaries.....         10,663             --            --        (10,663)            --
                                              --------        -------       -------       --------       --------
Net income (loss)......................       $ 10,850        $10,402       $   261       $(10,663)      $ 10,850
                                              ========        =======       =======       ========       ========

                         ADVANSTAR COMMUNICATIONS INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       Three Months Ended March 31, 2000
                           (in thousands - Unaudited)


                                                                      Guarantor    Non-Guarantor                  Consolidated
                                                   Communications   Subsidiaries    Subsidiaries   Eliminations       Total
                                                   ---------------  -------------  --------------  -------------  -------------
Operating Activities:
 Net income (loss)...............................        $ 10,850       $ 10,402         $   261       $(10,663)      $ 10,850
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Undistributed earnings of subsidiaries.........         (10,663)            --              --         10,663             --
  Depreciation and amortization..................           8,170          3,225             840             --         12,235
  Non cash items.................................           1,273             --              --             --          1,273
  Change in operating assets and liabilities.....          10,686        (13,467)         (4,874)            --         (7,655)
                                                         --------       --------         -------       --------       --------
     Net cash provided by operating
     Activities..................................          20,316            160          (3,773)            --         16,703
                                                         --------       --------         -------       --------       --------
Investment Activities:
 Investment in subsidiaries......................         (13,630)            --              --         13,630             --
 Additions to property, and equipment, net.......          (3,713)          (154)           (294)            --         (4,161)
 Acquisitions of publications and
  trade shows and other..........................            (679)            --          (8,079)            --         (8,758)
                                                         --------       --------         -------       --------       --------
     Net cash provided by (used in)
     investing activities........................         (18,022)          (154)         (8,373)        13,630        (12,919)
                                                         --------       --------         -------       --------       --------
Financing Activities:
 Payments of long-term debt, net.................          (1,975)            --              --             --         (1,975)
 Capital contributions and other.................              --             --          13,630        (13,630)            --
                                                         --------       --------         -------       --------       --------
     Net cash provided by (used in)
     financing activities........................          (1,975)            --          13,630        (13,630)        (1,975)
                                                         --------       --------         -------       --------       --------
EFFECT OF EXCHANGE RATE ON CASH                                --             --             (87)            --            (87)
NET INCREASE IN CASH AND CASH EQUIVALENTS........             319              6           1,397             --          1,722
CASH AND CASH EQUIVALENTS,
 beginning of period.............................           5,612             33           5,592             --         11,237
                                                         --------       --------         -------       --------       --------
CASH AND CASH EQUIVALENTS,
 end of period...................................        $  5,931       $     39         $ 6,989       $     --       $ 12,959
                                                         ========       ========         =======       ========       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

     This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned not to place undue reliance on these forward-looking statements, including statements about plans and objectives of management and market growth and opportunity. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements. Important cautionary statements and risk factors that would affect actual results are discussed in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission, including those under the caption entitled "Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2001.

General

  Communications is a worldwide provider of integrated, business-to-business marketing communications products and services for targeted industry sectors, principally through trade shows and conferences and through controlled circulation trade, business and professional magazines. We also provide a broad range of other marketing services products, including classified advertising, direct mail services, reprints, database marketing, guides, and reference books.

  We report our business in three segments:
  . trade shows and conferences, which consists primarily of the management of trade shows and seminars held in convention and conference centers;
  . trade publications, which consists primarily of the creation and distribution of controlled circulation trade, business and professional magazines; and
  . marketing services, which consists primarily of sales of a variety of direct mail and database products, magazine editorial reprints, and classified advertising.

  Trade shows and conferences accounted for approximately 70% of total revenue in the three months ended March 31, 2001 and 2000, respectively. Trade publications accounted for approximately 27% of total revenue in the three months ended March 31, 2001 and 2000, respectively, while marketing services accounted for approximately 3% of total revenue in the three months ended March 31, 2001 and 2000, respectively. Our revenue reaches its highest levels during the first and third quarters of the year due to the timing of the MAGIC trade shows and our other large trade shows and conferences. Because trade show and conference revenue is recognized when a particular event is held, we may experience fluctuations in quarterly revenue based on the movement of annual trade show dates from one quarter to another.

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

   The Acquisition

As a result of the acquisition of our company by the DLJ Merchant Banking funds (the DLJ Acquisition), we have higher indebtedness and interest expense than reflected in our 2000 historical results of operations. In addition, our acquisition was accounted for under the purchase method of accounting. Under purchase accounting, the purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder being allocated to goodwill. The increase in basis of these assets will result in non-cash depreciation and amortization charges in future periods that will be significantly higher than that reflected in our 2000 historical financial information.

During the first quarter of 2001, we recorded an extraordinary charge of approximately $2.6 million, net of a deferred tax benefit of approximately $1.5 million, in connection with the repayment of the 9.25% senior subordinated notes and the write-off of deferred financing fees related to the bridge facility. The 9.25% senior subordinated notes were refinanced with the proceeds of the 12.00% senior subordinated notes and the concurrent offering of additional parent company units. See, notes to condensed consolidated financial statements in Item 1 for further details.

Sources of Revenue

  Trade shows and conferences. The trade shows and conferences segment derives revenue principally from the sale of exhibit space and conference attendance fees generated at its events. Events are generally held on an annual basis in major metropolitan or convention areas such as New York City or Las Vegas. At many of our trade shows, a portion of exhibit space is reserved and partial payment is received as much as a year in advance. The sale of exhibit space is affected by the on-going quality and quantity of attendance, venue selection and availability, industry life cycle and general market conditions. Revenue and related direct event expenses are recognized in the month in which the event is held. Cash is collected in advance of an event and is recorded on our balance sheet as deferred revenue.

  Publications. The publications segment derives revenue principally from the sale of advertising in its business-to-business magazines. Additionally, certain publications derive revenue from paid subscriptions, custom publishing,
and sponsorship activities.   Paid subscriptions comprise less than 5% of total
publishing revenue.   Most publications are produced monthly with advertising
sold both on an annual schedule and single insertion basis. The sale of advertising is affected by new product releases, circulation quality, readership and general market conditions. Advertising revenue is recognized on the publication issue date, and subscription revenue, if any, is recognized over the subscription period, typically one year.

  Marketing services. The marketing services segment derives its revenue from the sale of value-added marketing products such as classified advertising, both print and internet based, direct mail services, reprints, database marketing, directories, guides and reference books. These products complement and, in many cases, utilize the content or databases generated by our trade shows, conferences and publications. The sale of these products is affected by the success of the event or publication from which these products are derived, the quality of the sales team and general market conditions. Revenue is generally recognized when the applicable product is shipped.

Components of Expenses

  Trade shows and conferences. Costs incurred by the trade shows and conferences segment include facility rent, outsourced services such as registration, security and decorator, and attendee and exhibitor promotion. Exhibitors generally contract directly with third parties for on-site services such as electrical, booth set-up and drayage. Staff salaries and related payroll expenses are treated as monthly period expenses. All other direct costs are expensed in the month the event occurs.

  Publications. Costs incurred by the trade publications segment include printing, paper and postage; selling and promotion; editorial and prepress; and circulation acquisition and fulfillment. Additionally, publisher and sales staff costs, and production, editorial and circulation staff costs, with related payroll taxes and benefits, are charged to the publications. We outsource the actual printing of our publications.

  Marketing services. Costs of the marketing services segment include printing and distribution costs, database administration fees and selling and product development salaries and related payroll taxes and benefits.

  General and administrative costs are not allocated to the segments.

Selected Financial Data

  The following table sets forth selected statements of operations and other financial data.

  We define "EBITDA" as operating income plus amortization and depreciation. EBITDA does not represent, and should not be considered to be, an alternative to net income or cash flow from operations as determined in accordance with GAAP, and our calculation thereof may not be comparable to that reported by other companies. We believe that EBITDA provides useful information regarding our ability to service and/or incur indebtedness and is used by many other companies. Our key financial covenants under our existing credit facility, which impact the amount of indebtedness we are permitted to incur, are based, in part, on our EBITDA. EBITDA does not take into account our working capital requirements, debt service requirements and other commitments. Accordingly, EBITDA is not necessarily indicative of amounts that may be available to us for discretionary uses.

  To calculate EBITDA for the three months ended March 31, 2001 and 2000, we adjusted operating income by $(0.3) million and $(0.9) million, respectively, to reflect minority interest.

                                                                          Successor       Predecessor
                                                                      ---------------------------------
                                                                         Three Months     Three Months
                                                                            Ended             Ended
                                                                           March 31,        March 31,
                                                                             2001             2000
                                                                           --------         --------
In thousands
Net revenue:
  Trade shows and conferences......................................         $ 89,564        $ 93,629
  Publications.....................................................           34,640          34,974
  Marketing services and other.....................................            4,443           4,464
                                                                            --------        --------
     Total net revenues............................................          128,647         133,067
                                                                            ========        ========
Production, selling and other direct expenses:
  Trade shows and conferences......................................           41,359          46,584
  Publications.....................................................           27,416          27,980
  Marketing services and other.....................................            2,314           2,372
                                                                            --------        --------
     Total production, selling and other direct expenses...........           71,089          76,936
General and administrative expenses................................           14,750          12,609
Non-cash stock option compensation.................................               --             111
Amortization.......................................................           13,513          10,925
                                                                            --------        --------
     Operating income..............................................           29,295          32,486
Other income (expense):
  Interest expense (net)...........................................          (14,674)        (12,359)
  Other income (expense)...........................................           (1,072)           (308)
Provision  for income taxes........................................            8,167           8,969
                                                                            --------        --------
Income before extraordinary item and accounting change.............         $  5,382        $ 10,850
                                                                            ========        ========

EBITDA.............................................................         $ 44,802        $ 43,838

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000 Revenue

  Total revenue decreased $4.5 million or 3.3% from $133.1 million for the quarter ended March 31, 2000 to $128.6 million for the comparable period in 2001.

  Revenue from trade shows and conferences decreased $4.0 million or 4.3% from $93.6 million in the first quarter of 2000 to $89.6 million for the first quarter of 2001. This decrease was attributable to the shift in the timing of when events take place and events which were discontinued or sold. First quarter 2001 results were impacted by a shift in timing of several trade shows, including two major shows, SeCa and iEB. Both shows were held in the first quarter of 2000, but moved to the second quarter this year. Adjusting first quarter 2000 results for all such movements, quarterly revenues in 2001 increased by $3.2 million, or 3.7%.

  Revenue from publications decreased $0.4 million or 1.0% from $35.0 million in the first quarter of 2000 to $34.6 million for the comparable period in 2001. This decrease was primarily attributable to a slowdown in our existing product portfolio and the sale or discontinuation of certain magazines published in 2000.

Advertising revenue in our existing product portfolio declined due to a general economic downturn in parts of our portfolio. Advertising pages decreased approximately 1.1% in the first quarter of 2001. This decrease was partially offset by a slight increase in advertising revenue per page during the quarter. The economic outlook in the publishing sector continues to be challenging, and forward visibility on our advertising revenue and pages is limited.

  Revenue from marketing services was $4.4 million in the first quarter of 2001 and 2000. Marketing services revenue is closely linked to our publishing operations and the results are in line with the results of our publishing segment.


Production, Selling and Other Direct Expenses

  Production, selling and other direct expenses decreased $5.8 million or 7.6% from $76.9 million for the first quarter of 2000 to $71.1 million for the first quarter of 2001.

  Expenses of trade shows and conferences decreased $5.2 million or 11.2% from $46.6 million in the first quarter of 2000 to $41.4 million in the comparable period in 2001. This decrease was primarily due to costs associated with the movement of events between quarters and sold or discontinued events. Adjusting first-quarter 2000 for these movements, trade show and conference expenses in 2001 decreased by $1.7 million, or 3.9%.

  Publications production, selling and other direct expenses decreased $0.6 million or 2.0% from $28.0 million in the first quarter of 2000 to $27.4 million in the first quarter of 2000. This decrease was primarily attributable to the decrease in advertising pages, the effect of sold or discontinued magazines published in 2000 and other ongoing cost management strategies.

  Marketing services production, selling and other direct expenses was $2.3 million and $2.4 million in the first quarter of 2001 and 2000, respectively.

General and Administrative Expenses

  General and administrative expenses increased $2.2 million, or 17.0%, from $12.6 million in the first quarter of 2000 to $14.8 million in the first quarter of 2001. The increase was primarily due to the full-period depreciation effect of the development and expansion of our information technology infrastructure; the consolidation of our New York metropolitan area offices; and the full year effect of staffing and salary increases in our central service groups, such as publishing operations, finance and legal administration, in line with our growth in scale and complexity.

Amortization

  Amortization expense increased $2.6 million from $10.9 million for the three months ended March 31, 2000 to $13.5 million for the three months ended March 31, 2001 primarily due to increased amortization of intangible assets related to the DLJ Acquisition.

Interest Expense

  Net interest expense increased $2.3 million or 18.7% from $12.4 million for the three months ended March 31, 2000 to $14.7 million for the three months ended March 31, 2001 due to the additional indebtedness necessary to fund the DLJ Acquisition. In February 2001, we replaced our existing $150.0 million, 9.25% senior subordinated notes with $160.0 million, 12.00% senior subordinated notes.

Other Expense

  Other expense increased $0.8 million from $0.3 million for the three months ended March 31, 2000 to $1.1 million for the three months ended March 31, 2001. As a result of the provisions of SFAS 133, the Company recorded a $1.1 million loss during the quarter, primarily due to a decrease in fair value of our interest rate protection agreements related to an overall decline in interest rates. Under SFAS 133, our derivative financial instruments are required to be marked-to-market each period to reflect the current fair value. See, notes to condensed consolidated financial statements in Item 1 for further details.

Income Taxes

  Provision for income taxes excluding the tax effect of extraordinary items and accounting changes decreased $0.8 million from $9.0 million for the three months ended March 31, 2000 to $8.2 million for the three months ended March 31, 2001. This decrease was primarily due to a decrease in taxable earnings related to increased interest expense and other expenses as more fully described above, partially offset by an increase in non-deductible amortization resulting from the DLJ Acquisition.

EBITDA

  EBITDA increased $1.0 million or 2.2% from $43.8 million for the three months ended March 31, 2000 to $44.8 million for the three months ended March 31, 2001. The increase was due to the increase in our operating performance and other changes as described above. Adjusting first-quarter 2000 for the movement of trade shows from one quarter to another, EBITDA for the three months ended March 31, 2001 increased by $4.7 million, or 11.7%.

Liquidity and Capital Resources

  As of March 31, 2001, we had: (a) total indebtedness of $545.0 million;  and
(b) approximately $61.8 million of borrowings available under our credit facility, subject to customary conditions.

  Credit facility. The term loan facility under the credit facility consists of a $100.0 million amortizing term loan A maturing April 11, 2006 and a $315.0 million amortizing term loan B maturing October 11, 2008. The credit facility also includes a $80.0 million revolving credit facility. The revolving credit facility will terminate six and one-half years after the closing date. The credit facility may be increased by up to $50.0 million at our request, with the consent of the lenders or other financial institutions providing the increase. In February, 2001, we repaid $10.8 million of term loan A and $34.2 million of term loan B at the closing of our 12.00% senior subordinated notes.

  Borrowings under the credit facility generally bear interest based on a margin over, at our option, the base rate or the reserve-adjusted London-interbank offered rate, or LIBOR. The applicable margin, until approximately six months after the closing date, is 3.00% over LIBOR and 1.75% over the base rate for borrowings under the revolving credit facility and for term loan A, and 3.50% over LIBOR and 2.25% over the base rate for term loan B. Thereafter, the applicable margin for revolving credit loans and term loan A will vary based upon our ratio of consolidated debt to EBITDA, as defined in the credit facility, and the applicable margin for term loan B will remain 3.50% over LIBOR and 2.25% over the base rate. Our obligations under the credit facility are guaranteed by Holdings, our parent company and all our existing and future domestic subsidiaries and are secured by substantially all of the assets of our company and the subsidiary guarantors, including a pledge of the capital stock of all our existing and future domestic subsidiaries, a pledge of no more than 65% of the voting stock of any foreign subsidiary directly owned by our company or any domestic subsidiary, a pledge of all intercompany indebtedness in favor of our company and our domestic subsidiaries, a pledge of our company's and Advanstar IH, Inc.'s capital stock by our parent company and a pledge of our parent company's capital stock by Holdings. The credit facility contains customary covenants, including covenants that limit our ability to incur debt, pay dividends and make investments, and customary events of default.

  Notes. The 12.00% senior subordinated notes (Notes) mature in 2011 and are guaranteed by each of our existing and future domestic restricted subsidiaries. Interest on the notes is payable semi-annually in cash. The notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments.

  Parent company notes. As part of the financing for the DLJ Acquisition, our parent, Advanstar, Inc. issued senior discount notes due October 2011 with a principal amount at maturity of $103.2 million. Concurrently with the closing of the offering of the Notes, Advanstar, Inc. sold additional senior discount notes due October 2011 with an additional aggregate principal amount at maturity of $68.6 million. These notes will not require cash interest payments until 2006 and contain customary covenants and events of default, including covenants that limit the ability of Advanstar, Inc. and its subsidiaries, including the Company, to incur debt, pay dividends and make investments. Neither we nor any of our subsidiaries guaranteed the notes. However, Advanstar, Inc. is a holding company and its ability to pay interest on these notes will be dependent upon the receipt of dividends from its subsidiaries, including our company.

  Capital expenditures

  Capital expenditures in the first quarter of 2001 were approximately $1.6 million and we anticipate that we will spend approximately $10.0 million on capital expenditures in each of 2001 and 2002, primarily for expenditures related to our desktop computers and management information systems. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under the credit facility will be adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

  Acquisitions and Investments

  We have provided funding to Advanstar.com, our affiliate and a subsidiary of Advanstar, Inc., to support its operations. We provided funding of approximately $7.5 million in the first quarter of 2001 and anticipate that we will provide an aggregate of $10.9 million of additional funding in 2001. Our debt instruments limit the total amount we can invest in Advanstar.com, but, based on current estimates, we anticipate that we will be able to make these investments within those limitations.

  Our business strategy includes the consummation of strategic acquisitions. In connection with any future acquisitions, we may require additional funding, which may be provided in the form of additional debt or equity financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms or in a manner that complies with the restrictive covenants in our debt instruments. Consistent with our strategy since 1996, we are engaged in negotiations involving potential acquisitions of complementary businesses.

  Source of funds

  We generally operate with negative working capital, excluding cash and current maturities of long-term debt, due to the impact of deferred revenue from trade shows, which is billed and collected as deposits up to one year in advance of the respective trade show. Consequently, our existing operations are expected to maintain very low or negative working capital balances, excluding cash and current maturities of long-term debt. We anticipate that our operating cash flow, together with borrowings under the credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

  From time to time we will continue to explore additional financing methods and other means to lower our cost of capital, which could include stock issuance or debt financing and the application of the proceeds therefrom to the repayment of bank debt or other indebtedness.

  Historically, our financing requirements have been funded primarily through cash generated by operating activities and borrowings under our revolving credit facility. From time to time we have also raised additional funds through sales of common stock, high yield offerings and term borrowings under our credit facility for purposes of completing strategic acquisitions.

  Cash flows from operating activities. Net cash provided by operations decreased $9.6 million, or 57.6%, to $7.1 million in the first three months of 2001 from $16.7 million in the comparable period of 2000. The decrease was primarily due to an increase of approximately $4.1 million in interest payments, an increase in salary and bonus payments of approximately $2.9 million due to improved performance in 2000 and increased staffing levels and an increase in working capital items of approximately $2.6 million.

  Cash flows used in investing activities. Net cash used in investing activities remained unchanged at $12.9 million for the three months ended March 31, 2001 and 2000, respectively. An increase in our funding of Advanstar.com during 2001 served to offset a decrease in acquisitions and fixed asset expenditures, as more fully discussed below.

  Cash flows from financing activities. Net cash provided by financing activities increased $9.2 million in the first three months of 2001 to $7.2 million, from a use of cash of $2.0 million in the comparable period of 2000. This increase was principally due to the effect of refinancing the Notes, as more fully discussed above.

Item 3. Qualitative and Quantitative Disclosure about Market Risk

  We are exposed to various market risks, which is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We enter into financial instruments to manage and reduce the impact of changes in interest rates and foreign currency exchange rates.

Interest. We rely significantly on variable rate and fixed rate debt in our capital structure. At March 31, 2001, we had fixed rate debt of $160.0 million and variable rate debt of $385.0 million. The pre-tax earnings and cash flows impact for the next year resulting from a 100 basis point increase in interest rates on variable rate debt would be a reduction of pre-tax earnings of $3.9 million, holding other variables constant and excluding the impact of our interest rate protection agreements. Under the credit facility, we are required to enter into interest rate protection agreements that have the effect of causing at least half of the outstanding term loan borrowings and senior subordinated notes to be fixed-rate borrowings. We have entered into agreements to cap the interest rate on $255.5 million of borrowings under our credit facility, which would have the effect of reducing the impact of interest rate increases on our earnings and cash flows.

Currencies. Outside of the United States, we maintain assets and operations in Europe, South America and Asia. The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into U.S. dollars. As a result, exposure to foreign currency gains and losses exists. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency. Our subsidiaries and affiliates also purchase and sell products and services in various currencies. As a result, we may be exposed to cost increases relative to the local currencies in the markets in which we sell.

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

Our strategy for management of currency risk relies primarily upon conducting our operations in a country's respective currency and may, from time to time, involve currency derivatives, primarily forward exchange contracts, to reduce our exposure to currency fluctuations. As of March 31, 2001 there were open foreign exchange derivative contracts with a notional amount totaling $10.3 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to approximately $1.2 million. Actual results may differ.

PART II  Other Information

Item 4.         Submissions of Matters to a Vote of Security Holders. None

Item 6.         Exhibits and Reports filed on Form 8-K

Item 6(a).      Exhibits

                99.1    Press release dated March 15, 2001.

Item 6(b).      Reports on Form 8-K

                Advanstar filed no reports on Form 8-K during the quarter ended March 31, 2001.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Advanstar  Communications Inc.


                                    By:   /s/   David W. Montgomery

Date: May 15, 2001
                                             David W. Montgomery
                                         Vice President - Finance and
                                            Chief Financial Officer
                                           (Authorized Officer and
                                         Principal Financial Officer)

                         Advanstar Communications Inc.
                                 Exhibit Index

Exhibit No.     Exhibit

  99.1          Press release dated March 15, 2001.