Form 10-Q
period 2001-06-30
ADVANSTAR COMMUNICATIONS INC
filed 2001-08-14
CIK 1062771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
 X Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the Quarterly Period Ended: June 30, 2001


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

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No _____
                                              -------

As of August 14, 2001, 1,000,000 shares of the Registrant's common stock were outstanding.

PART I      Financial Information

Item 1.   Financial Statements:

                                                                                           Page in this
                                                                                            Quarterly
                                                                                              Report
                                                                                              ------
                Condensed Consolidated Balance Sheets at  June 30, 2001 (unaudited)
                  and December 31, 2000...................................................            2

                Condensed Consolidated Statements of Operations (unaudited) for the three
                  months ended June 30, 2001 and 2000.....................................            3

                Condensed Consolidated Statements of Operations (unaudited) for the six
                  months ended June 30, 2001 and 2000.....................................            4

                Condensed Consolidated Statements of Cash Flows (unaudited) for the
                  six months ended June 30, 2001 and 2000.................................            5

                Notes to Condensed Consolidated Financial Statements (unaudited)..........            6

Item 2.   Management's Discussion and Analysis of  Financial Condition and Results of
          Operations......................................................................           20

Item 3.   Qualitative and Quantitative Disclosure about Market Risk.......................           28

PART II     Other Information


Item 4.         Submissions of Matters to a Vote of Security Holders......................           29

Item 6(a).      Exhibits..................................................................           29

Item 6(b).      Reports on Form 8-K.......................................................           29

                Signature.................................................................           29

                Exhibit Index.............................................................           30

                Exhibits..................................................................

                         ADVANSTAR COMMUNICATIONS INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                                              June 30,        December 31,
                                                                                                2001             2000
                                                                                                ----             ----
                                       ASSETS                                                (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents............................................................       $ 14,461        $ 17,675
  Accounts receivable, net.............................................................         32,550          31,158
  Prepaid expenses.....................................................................          8,401          15,721
  Other................................................................................          1,668           1,832
                                                                                              --------        --------
     Total current assets..............................................................         57,080          66,386
                                                                                              --------        --------

DUE FROM AFFILIATE.....................................................................         32,271          19,769
PROPERTY, PLANT AND EQUIPMENT, net.....................................................         26,077          25,767
GOODWILL AND INTANGIBLE ASSETS, net....................................................        819,866         836,755
DEFERRED INCOME TAXES..................................................................          7,743           7,743
OTHER ASSETS...........................................................................            509             785
                                                                                              --------        --------
     Total Assets......................................................................       $943,546        $957,205
                                                                                              ========        ========


                         LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt.................................................       $  6,700        $ 13,150
  Accounts payable.....................................................................         20,462          22,007
  Accrued liabilities..................................................................         26,432          21,350
  Deferred revenue.....................................................................         47,001          67,955
                                                                                              --------        --------
     Total current liabilities.........................................................        100,595         124,462
                                                                                              --------        --------
LONG-TERM DEBT, net of current maturities..............................................        545,300         551,850
OTHER LONG-TERM LIABILITIES............................................................          4,457           5,448
MINORITY INTEREST......................................................................          8,899          10,434
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY
  Common stock, $.01 par value; 40,000,000 shares authorized; 1,000,000 shares
    issued and outstanding at June 30, 2001 and December 31, 2000......................             10              10
  Capital in excess of par.............................................................        315,617         280,842
  Accumulated deficit..................................................................        (26,508)        (16,745)
  Accumulated other comprehensive income (loss)........................................         (4,824)            904
                                                                                              --------        --------
     Total stockholder's equity  ......................................................        284,295         265,011
                                                                                              --------        --------
     Total liabilities and stockholder's equity........................................       $943,546        $957,205
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

                         ADVANSTAR COMMUNICATIONS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share data - Unaudited)

                                                                                  Successor        Predecessor
                                                                             -----------------------------------
                                                                                Three Months      Three Months
                                                                                    Ended             Ended
                                                                                   June 30,          June 30,
                                                                                     2001              2000
                                                                             -----------------------------------
Net revenue...................................................................        $ 75,481          $ 74,400
                                                                                      --------          --------
Operating expenses:
  Costs of production.........................................................          15,598            14,548
  Selling, editorial and circulation..........................................          38,159            34,557
  General and administrative..................................................          11,633            12,283
  Depreciation and amortization...............................................          14,658            12,668
                                                                                      --------          --------
     Total operating expenses.................................................          80,048            74,056
                                                                                      --------          --------
Operating income (loss).......................................................          (4,567)              344
Other income (expense):
  Interest expense, net.......................................................         (13,518)          (12,136)
        Other income (expense), net...........................................           2,488               (58)
                                                                                      --------          --------
Loss before income taxes and minority interest................................         (15,597)          (11,850)
Income tax benefit............................................................          (4,192)           (2,243)
Minority interest.............................................................            (632)             (348)
                                                                                      --------          --------
Net loss......................................................................        $(12,037)         $ (9,955)
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

                         ADVANSTAR COMMUNICATIONS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share data - Unaudited)

                                                                                  Successor        Predecessor
                                                                             -----------------------------------
                                                                                 Six Months        Six Months
                                                                                    Ended             Ended
                                                                                  June 30,          June 30,
                                                                                    2001              2000
                                                                             -----------------------------------
Net revenue..................................................................         $204,128          $207,467
                                                                                      --------          --------
Operating expenses:
  Costs of production  ...........................................................      41,004            42,137
  Selling, editorial and circulation  ............................................      83,842            83,904
  General and administrative  ....................................................      24,108            23,693
  Depreciation and amortization  .................................................      30,446            24,903
                                                                                      --------          --------
     Total operating expenses  ...................................................     179,400           174,637
                                                                                      --------          --------
Operating income   ...............................................................      24,728            32,830
Other income (expense):
  Interest expense, net  .........................................................     (28,192)          (24,495)
  Other income (expense), net  ...................................................       1,550                (3)
                                                                                      --------          --------
Income (loss) before income taxes and minority interest  .........................      (1,914)            8,332
Provision for income taxes   .....................................................       3,975             6,726
Minority interest   ..............................................................        (766)             (711)
                                                                                      --------          --------
Income (loss) before extraordinary item and accounting change.....................      (6,655)              895
Extraordinary item - early extinguishment of debt, net............................      (2,556)                -
Cumulative effect of accounting change, net.......................................        (552)                -
                                                                                      --------          --------
Net income (loss).................................................................    $ (9,763)         $    895
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

                         ADVANSTAR COMMUNICATIONS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands - Unaudited)

                                                                              Successor          Predecessor
                                                                        ---------------------------------------
                                                                             Six Months          Six Months
                                                                                Ended               Ended
                                                                              June 30,            June 30,
                                                                                2001                2000
                                                                        ---------------------------------------
OPERATING ACTIVITIES
 Net income (loss)  ............................................................  $  (9,763)           $    895
 Adjustments to reconcile net income to net cash provided by operating activities
  Extraordinary item - early extinguishment of debt.............................      2,538                   -
  Depreciation and amortization  ...............................................     30,446              24,903
  Non-cash interest  ...........................................................      1,110                 599
  Non-cash stock option compensation  ..........................................          -                (183)
  Loss on sales of assets and other  ...........................................        770               1,211
  Changes in operating assets and liabilities...................................    (14,618)             (9,448)
                                                                                  ---------            --------
    Net cash provided by operating activities  .................................     10,483              17,977
                                                                                  ---------            --------
INVESTING ACTIVITIES
 Additions to property, plant and equipment  ...................................     (4,950)             (6,463)
 Acquisition of publications and trade shows, net  .............................     (9,214)             (8,146)
 Increase in long-term receivable from affiliate................................    (12,535)                  -
 Proceeds from sale of assets and other.........................................         18              (1,103)
                                                                                  ---------            --------
   Net cash used in investing activities  ......................................    (26,681)            (15,712)
                                                                                  ---------            --------
FINANCING ACTIVITIES
 Net proceeds from revolving credit facility  ..................................     22,000               3,000
 Borrowings of long-term debt...................................................    160,000                   -
 Payments of long-term debt.....................................................   (195,000)             (4,916)
 Long-term debt financing costs.................................................     (9,001)                  -
 Capital contributions  ........................................................     34,775                   -
                                                                                  ---------            --------
    Net cash provided by (used in) financing activities  .......................     12,774              (1,916)
                                                                                  ---------            --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.........................................        210                 363
                                                                                  ---------            --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................     (3,214)                712
CASH AND CASH EQUIVALENTS, beginning of period  ................................     17,675              11,237
                                                                                  ---------            --------
CASH AND CASH EQUIVALENTS, end of period  ......................................  $  14,461            $ 11,949
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

                         ADVANSTAR COMMUNICATIONS INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Advanstar Communications Inc. ( Communications, the Company) in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes that the disclosures are adequate to make the information presented not misleading. However, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes, included in the Company's Form 10-K for the year ended December 31, 2000. The results of operations for the three and six month periods ended June 30, 2001, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2001.

2.  Derivative Financial Instruments

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires that derivative instruments be recorded in the balance sheet at fair value. Changes in the fair value of derivative financial instruments must be recognized currently in earnings unless specific hedge accounting criteria are met. For those which meet the criteria, gains and losses may be recognized in other comprehensive income rather than in current earnings.

The adoption of SFAS 133 on January 1, 2001, resulted in the pre-tax cumulative effect of an accounting change of a reduction to income of approximately $0.9 million and a $0.2 million reduction to other comprehensive income.

The Company uses derivative instruments to manage exposures to foreign currency and interest rate risks. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

Certain forecasted transactions are exposed to foreign currency risk. Principal currencies hedged include the Euro, British Pound and Brazilian Real. Forward contracts used to hedge forecasted international revenue for up to 15 months in the future are designated as cash flow hedging instruments. Forwards not designated as hedging instruments under SFAS 133 are also used to manage the impact of the variability in exchange rates.

Variable rate debt instruments are subject to interest rate risk. The Company has entered into interest rate collar and cap agreements with remaining maturities of up to 33 months to manage its exposure to interest rate movements on a portion of its variable rate debt obligations.

Other expense includes income of $2.0 million and $0.9 million for the three and six months ended June 30, 2001 representing the amount of hedge ineffectiveness and changes in fair value of derivative instruments not designated as hedging instruments. Other comprehensive income includes net losses of $2.0 million and $2.5 million, respectively, for the three and six months ended June 30, 2001.

                         ADVANSTAR COMMUNICATIONS INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

3.   Debt

On January 9, 2001, in connection with the acquisition of the Company's parent, Advanstar, Inc. by a group of investors, including DLJ Merchant Banking Partners III L.P., the 9.25% senior subordinated notes due 2008 (Notes) were tendered at an offer price in cash equal to 101% of the aggregate principal amount, plus accrued interest. The Company financed the repurchase of the Notes with bridge financing. The premium paid on the tender of the Notes of $1.5 million is reflected, net of income tax, as an extraordinary item in the accompanying 2001 condensed consolidated statement of operations.

On February 21, 2001, the Company issued $160.0 million of unsecured, 12% senior subordinated notes, due 2011(Replacement Notes). Interest on the Replacement Notes is payable semi-annually on February 15th and August 15th of each year commencing on August 15, 2001. The Replacement Notes are fully and unconditionally guaranteed on a senior subordinated basis, by the Company and its wholly-owned domestic subsidiaries.

Concurrently, Advanstar, Inc. issued units comprised of 15% senior discount notes (the Discount Notes) with an aggregate principal amount at maturity of approximately $68.6 million, and warrants to purchase shares of common stock of its parent, Advanstar Holdings Corp., for consideration of approximately $34.8 million. The Company used the proceeds from issuance of the Replacement Notes and the Discount Notes to repay and terminate the bridge financing and to repay approximately $45.0 million of term loan borrowings under the credit facility.

The contribution of the proceeds from the Discount Notes by Advanstar, Inc. to the Company was treated as a capital contribution. The Company charged-off deferred financing costs of approximately $1.6 million, net of income taxes, during the first quarter of 2001. This charge is reflected as an extraordinary item in the accompanying 2001 condensed consolidated statement of operations.


  Long-term debt consists of the following:

                                                                                June 30,            December 31,
                                                                                  2001                  2000
                                                                            ---------------       ---------------
Term loan A, interest at LIBOR plus 3.00%, 7.00% at June 30, 2001, due            $ 89,200            $100,000
 quarterly through April 11, 2007
Term loan B, interest at LIBOR plus 3.50%, 7.50% at June 30, 2001, due             280,800             315,000
 quarterly through October 11, 2008
Revolving credit facility, interest at LIBOR plus 3.00%, 7.19% at June 30,          22,000                   -
 2001, due April 11, 2007
12.00% Senior subordinated notes, due 2011                                         160,000                   -
9.25% Senior subordinated notes, due 2008                                                -             150,000
                                                                            ---------------       ---------------
                                                                                   552,000             565,000

Less- Current maturities                                                            (6,700)            (13,150)
                                                                            ---------------       ---------------
                                                                                  $545,300            $551,850
                                                                            ===============       ================

                         ADVANSTAR COMMUNICATIONS INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

The Company's credit facility contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio.
Additionally, certain financial covenants under the Replacement Notes include a maximum leverage ratio, limitations on certain asset dispositions, dividends and other restricted payments. The Company was in compliance with all covenants as of June 30, 2001.


4.   Comprehensive Income

The tables below presents comprehensive income, defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders. (in thousands)

                                                                              Successor    Predecessor
                                                                              ---------    -----------
                                                                                 Three         Three
                                                                                 Months        Months
                                                                                 Ended         Ended
                                                                                June 30,      June 30,
                                                                                  2001          2000
                                                                                  ----          ----


Net loss...................................................................     $(12,037)     $ (9,955)
Change in cumulative translation adjustment................................         (981)         (593)
Change in unrealized losses on derivative financial instruments,
    net of tax.............................................................       (1,975)            -
                                                                                ---------     ---------
Comprehensive loss.........................................................     $(14,993)     $(10,548)
                                                                                =========     =========

                                                                              Successor    Predecessor
                                                                              ---------    -----------
                                                                              Six Months    Six Months
                                                                                Ended         Ended
                                                                               June 30,      June 30,
                                                                                 2001          2000
                                                                                 ----          ----

Net loss...................................................................     $ (9,763)      $   895
Change in cumulative translation adjustment................................       (3,179)       (1,531)
Change in unrealized losses on derivative financial instruments, net of tax
    net of tax.............................................................       (2,549)            -
                                                                                ---------      --------
Comprehensive loss.........................................................     $(15,491)      $  (636)
                                                                                =========      ========


                         ADVANSTAR COMMUNICATIONS INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


                                                Trade Shows                           Corporate
                                                    and         Trade      Marketing     and
                                                Conferences  Publications  Services     Other      Totals
                                                -----------  ------------  ---------  ---------    -------
                                                                       (In thousands)
Three months ended June 30, 2001 (Successor)
Revenues........................................   $ 30,110      $ 40,733     $4,476   $    162    $ 75,481
Gross profit....................................      7,105        12,116      2,409         94      21,724
Segment assets..................................      8,332        32,450      2,241    900,523     943,546

-----------------------------------------------------------------------------------------------------------

Three months ended June 30, 2000
 (Prececessor)
Revenues........................................   $ 25,411      $ 43,936     $4,794   $    259    $ 74,400
Gross profit....................................      6,385        15,948      2,703        259      25,295
Segment assets..................................     15,942        35,345      2,536    724,121     777,944

                                                   Trade Shows                           Corporate
                                                       and         Trade      Marketing     and
                                                   Conferences  Publications  Services     Other      Totals
                                                   -----------  ------------  --------     -----     --------
                                                                        (In thousands)
Six months ended June 30, 2001 (Successor)
Revenues........................................   $119,674      $ 75,373     $8,646   $    435    $ 204,128
Gross profit....................................     55,310        19,340      4,265        367       79,282
Segment assets..................................      8,332        32,450      2,241    900,523      943,546

-------------------------------------------------------------------------------------------------------------

Six months ended June 30, 2000 (Prececessor)
Revenues........................................   $119,040      $ 78,910     $9,088   $    429    $ 207,467
Gross profit....................................     53,395        22,993      4,609        429       81,426
Segment assets..................................     15,942        35,345      2,536    724,121      777,944

                         ADVANSTAR COMMUNICATIONS INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

   The reconciliation of total segment gross profit to consolidated pre-tax income is as follows (in thousands):

                                                                           Successor      Predecessor
                                                                         -----------------------------
                                                                              Three          Three
                                                                             Months         Months
                                                                              Ended          Ended
                                                                            June 30,       June 30,
                                                                              2001           2000
                                                                            --------       --------
         Total segment gross profit....................................     $ 21,724       $ 25,295
         General and administrative expense............................      (11,633)       (12,283)
         Depreciation and amortization.................................      (14,658)       (12,688)
         Other expense.................................................      (11,030)       (12,194)
                                                                            --------       --------
         Loss before minority interest and income taxes................     $(15,597)      $(11,850)
                                                                            ========       ========
                                                                           Successor      Predecessor
                                                                         -----------------------------
                                                                              Six             Six
                                                                             Months         Months
                                                                              Ended          Ended
                                                                            June 30,       June 30,
                                                                              2001           2000
                                                                            --------       --------
         Total segment gross profit....................................     $ 79,282       $ 81,426
         General and administrative expense............................      (24,108)       (23,693)
         Depreciation and amortization.................................      (30,446)       (24,903)
         Other expense.................................................      (26,642)       (24,498)
                                                                            --------       --------
         Income (loss) before minority interest and income taxes.......     $ (1,914)      $  8,332
                                                                            ========       ========

6.  Related Party Transactions

Financial Advisory Fees and Agreements

Credit Suisse First Boston Corporation (CSFB), an affiliate of the DLJ Merchant Banking funds, acted as the Company's financial advisor and was an initial purchaser of the Replacement Notes and the Discount Notes. The Company paid customary fees to CSFB as compensation for those services. DLJ Capital Funding, an affiliate of the DLJ Merchant Banking funds, received customary fees and reimbursement of expenses in connection with the bridge financing. The aggregate amount of all fees paid to the CSFB entities in connection with these financings for the six months ended June 30, 2001 was approximately $7.3 million, plus out-of-pocket expenses.

                         ADVANSTAR COMMUNICATIONS INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Relationship with Advanstar.com

Advanstar.com, Inc. (Advanstar.com) an affiliate, is operating the Company's event and publication-related web sites and is developing selected enhanced web opportunities to serve the Company's customers in selected industries. The Company provides Advanstar.com with certain administrative support services and charges for these services based on a general overhead charge. In addition, selected sales, editorial, marketing and production staff in the Company are shared with Advanstar.com. The Company also provides Advanstar.com with marketing and promotional support through advertising pages in its trade publications and exhibit space in its trade shows. In return, Advanstar.com provides support on its web sites for the Company's trade publications and trade shows. The Company has a long-term receivable of approximately $26.7 million from Advanstar.com as of June 30, 2001.

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

                         ADVANSTAR COMMUNICATIONS INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 JUNE 30, 2001
                          (in thousands - unaudited)


                                                           Guarantor       Non-Guarantor                         Consolidated
                                        Communications    Subsidiaries      Subsidiaries         Elimination         Total
                                        --------------    ------------     ---------------     -------------     -------------
                   ASSETS
Current assets:
     Cash and cash equivalents          $        5,733    $          -     $         8,728      $          -     $      14,461
     Accounts receivable, net                   29,173              41               3,336                 -            32,550
     Prepaid expenses                            3,678           2,657               2,066                 -             8,401
     Investments                                     -               -                   -                 -                 -
     Intercompany receivable (payable)        (121,767)        134,159             (12,392)                -                 -
     Other                                      (2,613)              -               4,281                 -             1,668
                                        --------------    ------------     ---------------      ------------     -------------
            Total current assets               (85,796)        136,857               6,019                 -            57,080

Due from affiliate:                             32,271                                                                  32,271

Property, plant and equipment, net              24,100             860               1,117                 -            26,077
Investments in subsidiaries:                   512,705               -                   -          (512,705)                -
Intangible assets, net:                        394,190         353,163              72,513                 -           819,866
Deferred income taxes:                           7,743               -                   -                 -             7,743
Other assets:                                      509               -                   -                 -               509
                                        --------------    ------------     ---------------      ------------     -------------
                                               885,722         490,880              79,649          (512,705)          943,546
                                        ==============    ============     ===============      ============     =============

        LIABILITIES AND SHAREHOLDER'S
                   EQUITY
Current liabilities
     Current portion of long-term debt  $        6,700    $          -     $             -      $          -     $       6,700
     Accounts payable                           13,696           1,469               5,297                 -            20,462
     Deferred revenue                            9,144          32,052               5,805                 -            47,001
     Accrued liabilities                        11,956          12,069               2,407                 -            26,432
                                        --------------    ------------     ---------------      ------------     -------------
       Total current liabilities                41,496          45,590              13,509                 -           100,595

Long term debt, net of current
     maturities:                               545,300               -                   -                 -           545,300
Other long term liabilities:                     4,241               -                 216                 -             4,457
Minority interest                                8,115               -                 784                 -             8,899

Shareholder interest
     Common stock                                   10               3                 472              (475)               10
     Capital in excess of par value            315,617         438,117              71,296          (509,413)          315,617
     Retained earnings (deficit)               (26,508)          7,170              (4,353)           (2,817)          (26,508)
     Accum other comprehensive income           (2,549)              -              (2,275)                -            (4,824)
                                        --------------    ------------     ---------------      ------------     -------------
          Total shareholders' equity           286,570         445,290              65,140          (512,705)          284,295
                                        --------------    ------------     ---------------      ------------     -------------
                                        $      885,722    $    490,880     $        79,649      $   (512,705)    $     943,546
                                        ==============    ============     ===============      ============     =============

                         ADVANSTAR COMMUNICATIONS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       THREE MONTHS ENDED JUNE 30, 2001
                          (in thousands - unaudited)

                                                                          Guarantor     Non-Guarantor                 Consolidated
                                                        Communications   Subsidiaries    Subsidiaries   Elimination       Total
                                                       ---------------- -------------- --------------- ------------- --------------
Net revenue                                                $  65,104       $  1,795        $  8,582       $      -      $  75,481
                                                       ---------------- -------------- --------------- ------------- --------------
Operating expenses
     Cost of sales and selling, editorial and
       circulation                                            43,124          2,634           7,999              -         53,757
     General and administrative                                9,771            289           1,573              -         11,633
     Depreciation and amortization                             6,066          6,764           1,828              -         14,658
                                                       ---------------- -------------- --------------- ------------- --------------
     Total operating expenses                                 58,961          9,687          11,400              -         80,048
                                                       ---------------- -------------- --------------- ------------- --------------
Operating income (loss)                                        6,143         (7,892)         (2,818)             -         (4,567)

Other income (expense):
     Interest income (expense), net                          (13,118)             -            (400)             -        (13,518)
     Other income (expense), net                               1,560              -             928              -          2,488
                                                       ---------------- -------------- --------------- ------------- --------------
Loss before minority interest and income taxes                (5,415)        (7,892)         (2,290)             -        (15,597)

     Provision (benefit) for income tax                       (4,105)          (484)            397              -         (4,192)
     Minority interests                                          180              -            (812)             -           (632)
     Equity in loss of subsidiaries                          (10,907)             -               -         10,907
                                                       ---------------- -------------- --------------- ------------- --------------
Net loss                                                   $ (12,037)      $ (7,408)       $ (3,499)      $ 10,907      $ (12,037)
                                                       ================ ============== =============== ============= ==============

                         ADVANSTAR COMMUNICATIONS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        SIX MONTHS ENDED JUNE 30, 2001
                          (in thousands - unaudited)


                                                                        Guarantor     Non-Guarantor                 Consolidated
                                                       Communications  Subsidiaries   Subsidiaries   Elimination        Total
                                                       -------------- -------------- -------------- ------------   ----------------
Net revenue                                                 $ 142,346     $ 35,800       $ 25,982          $ -          $ 204,128
                                                       -------------- -------------- -------------- ------------   ----------------

Operating expenses
     Cost of sales and selling, editorial and
          circulation                                          92,170       11,883         20,793            -            124,846
     General and administrative                                20,242          563          3,303            -             24,108
     Depreciation and amortization                             19,606        7,700          3,140            -             30,446
                                                       -------------- -------------- -------------- ------------   ----------------
     Total operating expenses                                 132,018       20,146         27,236            -            179,400
                                                       -------------- -------------- -------------- ------------   ----------------

Operating income (loss)                                        10,328       15,654         (1,254)           -             24,728

Other income (expense):
     Interest income (expense), net                           (27,506)           -           (686)           -            (28,192)
     Other income (expense), net                                  575            -            975            -              1,550
                                                       -------------- -------------- -------------- ------------   ----------------

Income (loss) before minority interest and income taxes       (16,603)      15,654           (965)           -             (1,914)

     Provision (benefit) for income tax                        (6,389)       8,434          1,930            -              3,975
     Minority interests                                            46            -           (812)           -               (766)
     Equity in (loss) of subsidiaries                           3,513            -              -       (3,513)
                                                       -------------- -------------- -------------- ------------   ----------------

Income before extraordinary and
     accounting change                                         (6,655)       7,220         (3,707)      (3,513)            (6,655)

     Extraordinary item                                        (2,556)           -              -            -             (2,556)
     Cumulative effect of change in
       accounting, net                                           (552)           -              -            -               (552)

                                                       -------------- -------------- -------------- ------------   ----------------
Net income (loss)                                            $ (9,763)     $ 7,220       $ (3,707)    $ (3,513)          $ (9,763)
                                                       ============== ============== ============== ============   ================


                         ADVANSTAR COMMUNICATIONS INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        SIX MONTHS ENDED JUNE 30, 2001
                          (in thousands - unaudited)

                                                                                Guarantor    Non-Guarantor             Consolidated
                                                               Communications  Subsidiaries  Subsidiaries  Elimination     Total
                                                             ----------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income (loss)                                          $      (9,763)    $     7,220  $    (3,707)   $     (3,513)  $  (9,763)
  Adjustments to reconcile net income (loss)
       to net cash provided by operating activities:
       Undistributed earnings of subsidiaries                       (3,513)              -            -           3,513           -
       Extraordinary item                                            2,538               -            -               -       2,538
       Depreciation and amortization                                19,606           7,700        3,140               -      30,446
       Non cash items                                                1,880               -            -               -       1,880
       Change in working capital items                              (3,405)        (14,355)       3,142               -     (14,618)

                                                             -------------     -----------  -----------    ------------   ---------
       Net cash provided by (used in) operating
       activities                                                    7,343             565        2,575               -      10,483
                                                             -------------     -----------  -----------    ------------   ---------

INVESTMENT ACTIVITIES:
       Additions to property, plant and equipment,
       net                                                          (4,215)           (566)        (169)              -      (4,950)
       Acquisitions of publ and trade shows                         (8,370)              -         (826)              -      (9,196)
       Intercompany                                                (12,535)              -            -               -     (12,535)

                                                             -------------     -----------  -----------    ------------   ---------
       Net cash provided by (used in) investing
       activities                                                  (25,120)           (566)        (995)              -     (26,681)
                                                             -------------     -----------  -----------    ------------   ---------

FINANCING ACTIVITIES:
       Capital contributions                                        34,775               -            -               -      34,775
       Long-term debt financing costs                               (9,001)              -            -               -      (9,001)
       Borrowings of long-term debt, net                           (13,000)              -            -               -     (13,000)
                                                             -------------     -----------  -----------    ------------   ---------
       Net cash provided by (used in) financing
       activities                                                   12,774               -            -               -      12,774
                                                             -------------     -----------  -----------    ------------   ---------

EFFECT OF EXCHANGE RATE CHANGES
     ON CASH AND CASH EQUIVALENTS                                        -               -          210               -         210
                                                             -------------     -----------  -----------    ------------   ---------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS:                                              (5,003)             (1)       1,790               -      (3,214)
                                                             -------------     -----------  -----------    ------------   ---------

CASH AND CASH EQUIVALENTS, beginning of period                      10,736               1        6,938               -      17,675
                                                             -------------     -----------  -----------    ------------   ---------
CASH AND CASH EQUIVALENTS, end of period                     $       5,733     $         -  $     8,728    $          -   $  14,461
                                                             =============     ===========  ===========    ============   =========

                         ADVANSTAR COMMUNICATIONS INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             At December 31, 2000
                                (in thousands)

                                                   Guarantor          Non-Guarantor                           Consolidated
                             Communications       subsidiaries        subsidiaries         Eliminations           total
                            ----------------     --------------      --------------       --------------     ---------------
          ASSETS
Current assets:
 Cash and cash equivalents         $ 10,736            $      1           $  6,938        $          -             $ 17,675
 Accounts receivable, net            28,061                 329              2,768                   -               31,158
 Prepaid expenses                     8,223               2,712              4,786                   -               15,721
 Intercompany receivable
  (payable)                         (72,727)            100,811            (28,084)                  -                    -
 Other                                1,491                   -                341                   -                1,832
                            ----------------     --------------      --------------       --------------     ---------------
   Total current assets             (24,216)            103,853            (13,251)                  -               66,386

Noncurrent assets:
 Due from affiliate                  19,769                   -                  -                   -               19,769
 Property, plant and
  equipment, net                     23,654                 713              1,400                   -               25,767
 Intangible assets, net             701,250              56,435             79,070                   -              836,755
 Deferred income taxes and
  other                               8,446                   -                 82                   -                8,528
 Investments in
  subsidiaries                      182,395                   -                  -            (182,395)                   -
                            ----------------     --------------      --------------       --------------     ---------------
                                   $911,298            $161,001           $ 67,301        $   (182,395)            $957,205
                            ================     ==============      ==============       ==============     ================
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Current maturities of             $ 13,150            $      -           $      -        $          -             $ 13,150
  long-term debt
 Accounts payable                    13,800               1,793              6,414                   -               22,007
 Deferred revenue                    37,389              21,526              9,040                   -               67,955
 Accrued liabilities                 15,120               3,707              2,523                   -               21,350
                            ----------------     --------------      --------------       --------------     ---------------
   Total current
    liabilities                      79,459              27,026             17,977                   -              124,462
Long-term debt, net of
 current maturities                 551,850                   -                  -                   -              551,850
Other long-term liabilities           5,448                   -                  -                   -                5,448
Minority interest                    10,434                   -                  -                   -               10,434
Stockholder's equity:
 Common stock                            10                   3                403                (406)                  10
 Capital in excess of par
  value                             280,842             134,110             49,988            (184,098)             280,842
 Accumulated deficit                (16,745)               (138)            (1,971)              2,109              (16,745)
 Accumulated other
  comprehensive income                    -                   -                904                   -                  904
                            ----------------     --------------      --------------       --------------     ---------------
        Total stockholder's
         equity                     264,107             133,975             49,324            (182,395)             265,011
                            ----------------     --------------      --------------       --------------     ---------------
                                   $911,298            $161,001           $ 67,301        $   (182,395)            $957,205
                            ================     ==============      ==============       ==============     ===============

                         ADVANSTAR COMMUNICATIONS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       THREE MONTHS ENDED JUNE 30, 2000
                          (in thousands - unaudited)


                                                                    Guarantor      Non-Guarantor                  Consolidated
                                                 Communications    Subsidiaries    Subsidiaries     Elimination      Total
                                                 --------------    ------------    ------------     -----------   ------------
Net revenue                                      $       60,999    $        610    $     12,791     $         -   $     74,400
                                                 --------------    ------------    ------------     -----------   ------------

Operating expenses
     Cost of sales and selling, editorial and
     circulation                                         37,313           1,035          10,757               -         49,105
     General and administrative                          10,319             248           1,716               -         12,283
     Depreciation and amortization                        8,584           3,182             902               -         12,668
                                                 --------------    ------------    ------------     -----------   ------------
     Total operating expenses                            56,216           4,465          13,375               -         74,056
                                                 --------------    ------------    ------------     -----------   ------------

Operating income (loss)                                   4,783          (3,855)           (584)              -            344

Other income (expense):
     Interest income (expense), net                     (11,789)              -            (347)              -        (12,136)
     Other income (expense), net                            426               -            (484)              -            (58)
                                                 --------------    ------------    ------------     -----------   ------------
Loss before minority interest and income taxes           (6,580)         (3,855)         (1,415)              -        (11,850)
                                                 --------------    ------------    ------------     -----------   ------------

     Provision (benefit) for income tax                  (2,463)           (276)            496               -         (2,243)
     Minority interest in earnings                         (348)              -               -               -           (348)
     Equity in (loss) of subsidiaries                    (5,490)              -               -           5,490
                                                 --------------    ------------    ------------     -----------   ------------
Net loss                                         $       (9,955)   $     (3,579)   $     (1,911)    $     5,490   $     (9,955)
                                                 ==============    ============    ============     ===========   ============

                        ADVANSTAR COMMUNICATIONS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        SIX MONTHS ENDED JUNE 30, 2000
                           (in thousands - unaudited)



                                                                           Guarantor      Non-Guarantor                 Consolidated
                                                         Communications   Subsidiaries    Subsidiaries    Elimination       Total
                                                        ---------------- --------------- --------------- -------------- ------------
Net revenue                                                 $ 146,877          $ 31,485       $ 29,105          $ -      $ 207,467
                                                        ---------------- --------------- --------------- -------------- ------------

Operating expenses
     Cost of sales and selling, editorial and
     circulation                                               93,376            10,420         22,245            -        126,041
     General and administrative                                19,924               441          3,328            -         23,693
     Depreciation and amortization                             16,748             6,407          1,748            -         24,903
                                                        ---------------- --------------- --------------- -------------- ------------
     Total operating expenses                                 130,048            17,268         27,321            -        174,637
                                                        ---------------- --------------- --------------- -------------- ------------

Operating income (loss)                                        16,829            14,217          1,784            -         32,830

Other income (expense):
     Interest expense, net                                    (23,805)                -           (690)           -        (24,495)
     Other income (expense), net                                1,501                 -         (1,504)           -             (3)

                                                        ---------------- --------------- --------------- -------------- ------------
Income (loss) before minority interest and income taxes        (5,475)           14,217           (410)           -          8,332
                                                        ---------------- --------------- --------------- -------------- ------------

     Provision (benefit) for income tax                        (1,908)            7,394          1,240            -          6,726
     Minority interest in earnings                               (711)                -              -            -           (711)
     Equity in (loss) of subsidiaries                           5,173                 -              -       (5,173)             -

                                                        ---------------- --------------- --------------- -------------- ------------
Net income (loss)                                               $ 895           $ 6,823       $ (1,650)    $ (5,173)         $ 895
                                                        ================ =============== =============== ============== ============

                         ADVANSTAR COMMUNICATIONS INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        SIX MONTHS ENDED JUNE 31, 2000
                          (in thousands - unaudited)

                                                                               Guarantor    Non-Guarantor               Consolidated
                                                              Communications  Subsidiaries   Subsidiaries  Elimination      Total
                                                              --------------  ------------  ------------- ------------- ------------
OPERATING ACTIVITIES:
  Net income (loss)                                              $    895       $  6,823      $ (1,650)     $ (5,173)     $    895
  Adjustments to reconcile net income (loss)
       to net cash provided by operating activities:
       Undistributed earnings of subsidiaries                      (5,173)             -             -         5,173             -
       Depreciation and amortization                               16,748          6,407         1,748             -        24,903
       Non cash Items                                               1,627              -             -             -         1,627
       Change in working capital items                              6,242        (13,505)       (2,185)            -        (9,448)

                                                                 --------       --------      --------      --------      --------
       Net cash provided by (used in) operating activities         20,339           (275)       (2,087)            -        17,977
                                                                 --------       --------      --------      --------      --------

INVESTMENT ACTIVITIES:
       Investment in subsidiaries                                 (13,089)             -             -        13,089             -
       Additions to property, plant and equipment, net             (5,871)          (215)         (377)            -        (6,463)
       Acquisitions of publ and trade shows                          (540)           500        (8,106)            -        (8,146)
       Intercompany                                                (1,103)             -             -             -        (1,103)

                                                                 --------       --------      --------      --------      --------
       Net cash provided by (used in) investing activities        (20,603)           285        (8,483)       13,089       (15,712)
                                                                 --------       --------      --------      --------      --------

FINANCING ACTIVITIES:
       Proceeds from sale of common stock and
       capital contributions and other                                  -              -        13,089       (13,089)            -
       Borrowings of long-term debt, net                           (1,916)             -             -             -        (1,916)

                                                                 --------       --------      --------      --------      --------
       Net cash provided by (used in) financing activities         (1,916)             -        13,089       (13,089)       (1,916)
                                                                 --------       --------      --------      --------      --------

EFFECT OF EXCHANGE RATE CHANGES
     ON CASH AND CASH EQUIVALENTS                                       -              -           363             -           363
                                                                 --------       --------      --------      --------      --------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                              (2,180)            10         2,882             -           712
                                                                 --------       --------      --------      --------      --------

CASH AND CASH EQUIVALENTS, beginning of period                      5,612             33         5,592             -        11,237

                                                                 --------       --------      --------      --------      --------
CASH AND CASH EQUIVALENTS, end of period                         $  3,432       $     43      $  8,474      $      -      $ 11,949
                                                                 ========       ========      ========      ========      ========

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

General
  Advanstar Communications Inc. is a worldwide provider of integrated, business-to-business marketing communications products and services for targeted industry sectors, principally through trade shows and conferences and through controlled circulation trade, business and professional magazines. We also provide a broad range of other marketing services products, including classified advertising, direct mail services, reprints, database marketing, guides and reference books.

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

  Trade shows and conferences accounted for approximately 59% and 57% of total revenue in the six months ended June 30, 2001 and 2000, respectively. Trade publications accounted for approximately 37% and 38% of total revenue in the six months ended June 30, 2001 and 2000, respectively, while marketing services accounted for approximately 4% and 5% of total revenue in the six months ended June 30, 2001 and 2000, respectively. Our revenue reaches its highest levels during the first and third quarters of the year due to the timing of the MAGIC trade shows and our other large trade shows and conferences. Because trade show and conference revenue is recognized when a particular event is held, we may experience fluctuations in quarterly revenue based on the movement of annual trade show dates from one quarter to another.

  We provide our affiliate Advanstar.com with administrative support services in accounting, finance, legal, human resource management, information technology and business development. We also provide Advanstar.com with marketing and promotional support through advertising pages in our trade publications and exhibit space in our trade shows. In return, Advanstar.com provides promotional support on its web sites for our trade publications and trade shows.

  In March 2001, our parent, Advanstar, Inc. announced plans to more tightly focus the activities of Advanstar.com. These plans will have the effect of more closely integrating many of the sales, marketing, technology and operating functions of Advanstar.com with our core activities in publishing, tradeshows, and marketing services. Also, Advanstar.com will reduce the number of internet products originally scheduled for introduction in 2001.

  The Acquisition.   As a result of the acquisition of our company by the DLJ
Merchant Banking funds (the DLJ Acquisition), we have higher indebtedness and interest expense than reflected in our 2000 historical results of operations. In addition, our acquisition was accounted for under the purchase method of accounting resulting in non-cash depreciation and amortization charges in future periods that will be significantly higher than that reflected in our 2000 historical financial information.

  During the first quarter of 2001, we recorded an extraordinary charge of approximately $2.6 million, net of a deferred tax benefit of approximately $1.5 million, in connection with the repayment of the 9.25% senior subordinated notes and the write-off of deferred financing fees related to the bridge facility.
The 9.25% senior subordinated notes were refinanced with the proceeds of the 12.00% senior subordinated notes and the concurrent offering of additional senior discount notes. See notes to condensed consolidated financial statements in Item 1 for further details.

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

  To calculate EBITDA for the three months ended June 30, 2001 and 2000, we reduced operating income by $0.8 million and $0.5 million, respectively, to reflect minority interest. To calculate EBITDA for the six months ended June 30, 2001 and 2000, we reduced operating income by $1.1 million and $1.4 million, respectively, to reflect minority interest.


                                                                Successor                        Predecessor
                                                  -------------------------------------------------------------------
                                                     Three Months       Six Months      Three Months     Six Months
                                                         Ended             Ended            Ended           Ended
                                                       June 30,          June 30,         June 30,        June 30,
                                                         2001              2001             2000            2000
                                                         ----              ----             ----            ----
In thousands
Net revenue:
  Trade shows and conferences.....................         $ 30,110          $119,674        $ 25,411        $119,040
  Publications....................................           40,733            75,373          43,936          78,910
  Marketing services and other....................            4,638             9,081           5,053           9,517
                                                           --------          --------        --------        --------
     Total net revenues...........................           75,481           204,128          74,400         207,467
Production, selling and other direct expenses:
  Trade shows and conferences.....................           23,005            64,364          19,026          65,645
  Publications....................................           28,617            56,033          27,988          55,917
  Marketing services and other....................            2,135             4,449           2,091           4,479
                                                           --------          --------        --------        --------
     Total production, selling and other direct
       expenses...................................           53,757           124,846          49,105         126,041
General and administrative expenses...............           13,893            28,643          14,018          26,627
Non-cash stock option compensation................               --                --            (294)           (183)
Amortization......................................           12,398            25,911          11,227          22,152
                                                           --------          --------        --------        --------
     Operating income (loss)......................           (4,567)           24,728             344          32,830
Other income (expense):
  Interest expense, net...........................          (13,518)          (28,192)        (12,136)        (24,495)
  Other income (expense)..........................            1,856               784            (406)           (714)
Provision (benefit) for income taxes..............           (4,192)            3,975          (2,243)          6,726
                                                           --------          --------        --------        --------
Income (loss) before extraordinary item and
  accounting change...............................         $(12,037)         $ (6,655)       $ (9,955)       $    895
                                                           --------          ========        ========        ========

EBITDA............................................         $  9,320          $ 54,122        $ 12,535        $ 56,373

Results of Operations
  The following discussion compares our results for the three months and six months ended June 30, 2001 to that of our predecessor's results in 2000.

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30,
2000

Revenue

  Total revenue increased $1.1 million or 1.5% to $75.5 million in the second quarter of 2001 from $74.4 million for the quarter ended June 30, 2000.

  Revenue from trade shows and conferences increased $4.7 million or 18.5% to $30.1 million for the second quarter of 2001 from $25.4 million in the second quarter of 2000. This increase was primarily attributable to a shift in the timing of when events take place, revenue growth in our core trade shows and new event launches, partially offset by the discontinuation of several events in the technology and healthcare/pharmaceutical markets and the repositioning and consolidation of our east coast fashion events. Second quarter 2001 results were impacted by a net shift in timing of nine trade shows, including three major trade shows, SeCA, iEB and e-Learning Conference and Expo. The SeCA and iEB shows were held in the first quarter of 2000, but moved to the second quarter this year, while e-Learning was held in the third quarter of 2000, but moved to the second quarter this year. Adjusting second quarter 2000 results for all such movements, second quarter 2001 trade show revenue decreased by $2.6 million, or 7.9%, primarily due to the realignment of our east coast fashion events.

  Revenue from publications decreased $3.2 million or 7.3% to $40.7 million for the second quarter in 2001 from $43.9 million in the second quarter of 2000. This decrease was attributable to the overall slowdown in the economy and the resulting reduction in marketing spending by our customers as they adjust to slowing growth in their respective industry sectors. Advertising pages decreased approximately 6.9% while advertising revenue per page decreased approximately 1.2% in the second quarter of 2001. The economic outlook in the publishing sector continues to be challenging, and forward visibility on our advertising revenue and pages is limited, due to the concerns of our customers related to the overall business environment. We also discontinued publication of certain magazines published in 2000. These declines were offset by revenue from our acquisition of Motor Age and Auto Body Repair News magazines.

  Revenue from marketing services was $4.6 million in the second quarter of 2001 compared to $5.1 million in the comparable period of 2000. Marketing services revenue is closely linked to our publishing operations and the results are in line with the results of our publishing segment.


Production, Selling and Other Direct Expenses

  Production, selling and other direct expenses increased $4.7 million or 9.5% to $53.8 million for the second quarter of 2001 from $49.1 million for the second quarter of 2000.

  Expenses of trade shows and conferences increased $4.0 million or 20.9% to $23.0 million for the second quarter of 2001 from $19.0 million in the second quarter of 2000. This increase was primarily due to costs associated with the movement of events between quarters, partially offset by cost savings associated with discontinued events. Adjusting second quarter 2000 results for these movements, trade show and conference expenses in 2001 decreased by $0.6 million, or 2.6%.

  Publications production, selling and other direct expenses increased $0.6 million or 2.3% to $28.6 million in the second quarter of 2001 from $28.0 million in the second quarter of 2000. This increase was primarily attributable to our acquisitions described above, the launch of e-Learning magazine late in the second quarter of 2000, and a 15% postage increase effective January, 2001, partially offset by our ongoing cost management reduction program.

  Marketing services production, selling and other direct expenses were unchanged at $2.1 million in the second quarter of 2001 and 2000, respectively.

General and Administrative Expenses

  General and administrative expenses decreased $0.1 million, or 0.9%, to $13.9 million in the second quarter of 2001 from $14.0 million in the second quarter of 2000. Depreciation expense increased $0.6 million related to the development and expansion of our information technology infrastructure, offset by cost savings in our industry-focused infrastructure and our central service groups, such as publishing operations, business development and finance.

Amortization

  Amortization expense increased $1.2 million from $11.2 million in the second quarter of 2000 to $12.4 million in the second quarter of 2001 primarily due to increased amortization of intangible assets related to the DLJ Acquisition.

Interest Expense

  Net interest expense increased $1.4 million or 11.4% to $13.5 million in the second quarter of 2001 from $12.1 million in the second quarter of 2000 due to the additional indebtedness necessary to fund the DLJ Acquisition. In February 2001, we replaced our existing $150.0 million, 9.25% senior subordinated notes with $160.0 million, 12.00% senior subordinated notes.

Other Income and Expense

  Other income increased $2.3 million to $1.9 million in the second quarter of 2001 from a net expense of $0.4 million in the second quarter of 2000. As a result of the provisions of SFAS 133, the Company recorded a $2.0 million gain during the quarter, primarily due to an increase in the effectiveness of our interest rate protection agreements related to an overall decline in interest rates. Under SFAS 133, our derivative financial instruments are required to be marked-to-market each period to reflect the current fair value. See the notes to condensed consolidated financial statements in Item 1 for further details.

Income Taxes

  Income tax benefit increased $2.0 million in the quarter to $4.2 million in the second quarter of 2001 from $2.2 million in the second quarter of 2000. This increase was primarily due to a decrease in taxable earnings related to increased interest expense and other expenses as more fully described above, partially offset by an increase in non-deductible amortization resulting from the DLJ Acquisition.

EBITDA

  EBITDA decreased $3.2 million or 25.6% to $9.3 million in the second quarter of 2001 from $12.5 million in the second quarter of 2000. The decrease was primarily due to a general economic downturn in our publishing segment as more fully discussed above. Adjusting second quarter 2000 for the movement of trade shows from one quarter to another, EBITDA in the second quarter of 2001 decreased by $5.3 million, or 36.3% from the second quarter of 2000.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

Revenue

  Total revenue decreased $3.4 million or 1.6% to $204.1 million in the first half of 2001 from $207.5 million for the comparable period in 2000.

  Revenue from trade shows and conferences increased $0.7 million or 0.5% to $119.7 million in the first half of 2001 from $119.0 million for the comparable period in 2000. Strong performances in our larger first quarter events, such as New York art and beauty shows, our motorcycle shows, MAGIC fashion and apparel events and our Brazil telecom show were partially offset by the impact of our east coast fashion realignment and cancellation of three call center events in Europe and the United States. Event timing shifts did not significantly impact our year-to-date results.

  Revenue from publications decreased $3.5 million or 4.5% to $75.4 million in the first half of 2001 from $78.9 million for the comparable period in 2000. This decrease was primarily attributable to a slowdown in our existing product portfolio due to a general economic downturn and the discontinuation of certain magazines published in 2000, partially offset by our acquisition of Motor Age and Auto Body Repair News magazines and launches in the first half of 2001. Advertising pages decreased approximately 4.4% while advertising revenue per page remained steady. The economic outlook in the publishing sector continues to be challenging, and forward visibility on our advertising revenue and pages is limited, due to the concerns of our customers related to the overall business environment.

  Revenue from marketing services was $9.1 million in the first half of 2001 compared to $9.5 million in the comparable period of 2000. Marketing services revenue is closely linked to our publishing operations, but performed slightly better than the related publications.


Production, Selling and Other Direct Expenses

  Production, selling and other direct expenses decreased $1.2 million or 1.0% to $124.8 million in the first half of 2001from $126.0 million in the first half of 2000.

  Expenses of trade shows and conferences decreased $1.2 million or 2.0% to $64.4 million in the first half of 2001 from $65.6 million in the comparable period in 2000. This decrease was primarily due to cost savings associated with discontinued events, partially offset by costs related to growth in our existing events and new product launches. Event timing shifts did not significantly impact trade show costs year-to-date.

  Publications production, selling and other direct expenses increased $0.1 million or 0.2% to $56.0 million in the first half of 2001 from $55.9 million in the first half of 2000. This increase was primarily attributable to our acquisitions described above and a 15% postal rate increase in January, 2001, partially offset by ongoing cost management strategies.

  Marketing services production, selling and other direct expenses was $4.5 million in the first half of 2001 and 2000, respectively.

General and Administrative Expenses

  General and administrative expenses increased $2.0 million, or 7.6% to $28.6 million in the first half of 2001 from $26.6 million in the first half of 2000. Of this increase, approximately $1.3 million was related to the full-period depreciation effect of the development and expansion of our information technology infrastructure. We also experienced increases related to the consolidation of our New York metropolitan area offices and the full year effect of staffing and salary increases in our central service groups, such as publishing operations, finance and legal administration.

Amortization

  Amortization expense increased $3.7 million to $25.9 million in the first half of 2001 from $22.2 million in the first half of 2000 primarily due to increased amortization of intangible assets related to the DLJ Acquisition in October 2000.

Interest Expense

  Net interest expense increased $3.7 million or 15.1% to $28.2 million in the first half of 2001from $24.5 million in the first half of 2000 due to the additional indebtedness necessary to fund the DLJ Acquisition. In February 2001, we replaced our existing $150.0 million, 9.25% senior subordinated notes with $160.0 million, 12.00% senior subordinated notes.

Income Taxes

  Provision for income taxes decreased $2.7 million to $4.0 million in the first half of 2001 from $6.7 million in the first half of 2000. This decrease was primarily due to a decrease in taxable earnings related to increased interest expense and other expenses as more fully described above, partially offset by an increase in non-deductible amortization resulting from the DLJ Acquisition.

EBITDA

  EBITDA decreased $2.3 million or 4.0% to $54.1 million in the first half of 2001 from $56.4 million in the first half of 2000. The decrease was primarily due to a general economic downturn in our publishing segment as more fully discussed above. Event timing shifts did not significantly impact our year-to-date results.


Liquidity and Capital Resources

  As of June 30, 2001, we had total indebtedness of $552.0 million and approximately $58 million of borrowings available under our credit facility, subject to customary conditions.

  Credit facility. The term loan facility under the credit facility consists of a $100.0 million amortizing term loan A maturing April 11, 2006 and a $315.0 million amortizing term loan B maturing October 11, 2008. The credit facility also includes an $80.0 million revolving credit facility. The revolving credit facility will terminate six and one-half years after the closing date. The credit facility may be increased by up to $50.0 million at our request, with the consent of the lenders or other financial institutions providing the increase. In February, 2001, we repaid $10.8 million of term loan A and $34.2 million of term loan B at the closing of our 12.00% senior subordinated notes.

  Borrowings under the credit facility generally bear interest based on a margin over, at our option, the base rate or the reserve-adjusted London-interbank offered rate, or LIBOR. The applicable margin, until approximately six months after the closing date, is 3.00% over LIBOR and 1.75% over the base rate for borrowings under the revolving credit facility and for term loan A, and 3.50% over LIBOR and 2.25% over the base rate for term loan B. Thereafter, the applicable margin for revolving credit loans and term loan A will vary based upon our ratio of consolidated debt to EBITDA, as defined in the credit facility, and the applicable margin for term loan B will remain 3.50% over LIBOR and 2.25% over the base rate. Our obligations under the credit facility are guaranteed by Advanstar Holdings, Corp, our ultimate parent company and all our existing and future domestic subsidiaries and are secured by substantially all of the assets of our company and the subsidiary guarantors, including a pledge of the capital stock of all our existing and future domestic subsidiaries, a pledge of no more than 65% of the voting stock of any foreign subsidiary directly owned by our company or any domestic subsidiary, a pledge of all intercompany indebtedness in favor of Advanstar, Inc, our company and our domestic subsidiaries, a pledge of our company's and Advanstar IH, Inc.'s capital stock by our parent company and a pledge of our parent company's capital stock by Advanstar Holdings, Corp. The credit facility contains customary covenants, including covenants that limit our ability to incur debt, pay dividends and make investments, and customary events of default.

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

  Capital expenditures
  Capital expenditures in the first half of 2001 were approximately $5.0 million and we anticipate that we will spend approximately $10.0 million on capital expenditures in 2001, primarily for expenditures related to our desktop computers and management information systems. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under the credit facility will be adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

  Acquisitions and Investments
  We have provided funding to Advanstar.com, our affiliate and a subsidiary of Advanstar, Inc., to support its operations. We provided funding of approximately $12.5 million in the first half of 2001 and anticipate that we will provide an aggregate of $5.0 million of additional funding in 2001. Our debt instruments limit the total amount we can invest in Advanstar.com, but, based on current estimates, we anticipate that we will be able to make these investments within those limitations.

  Our business strategy includes the consummation of strategic acquisitions. In connection with any future acquisitions, we may require additional funding, which may be provided in the form of additional debt or equity financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms or in a manner that complies with the restrictive covenants in our debt instruments. Consistent with our strategy since 1996, we continue to pursue potential acquisitions of complementary businesses.

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

  Cash flows from operating activities. Net cash provided by operations decreased $7.5 million, or 41.7%, to $10.5 million in the first half of 2001 from $18.0 million in the comparable period of 2000. The decrease was primarily due to the decrease in operating results more fully described above, an increase in working capital items, partially offset by a net reduction in cash interest expense during the period.

  Cash flows used in investing activities. Net cash used in investing activities increased $11.0 million for the first half of 2001 to $26.7 million, from $15.7 million in 2000. This increase was principally due to an increase in our funding of Advanstar.com during 2001, partially offset by a decrease in capital expenditures.

  Cash flows from financing activities. Net cash provided by financing activities increased $14.8 million in the first half of 2001 to $12.8 million, from a use of cash of $2.0 million in the comparable period of 2000. This increase was principally due to the effect of refinancing the Notes, as more fully discussed above, and additional borrowings under our operating line of credit.

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

Interest. We rely significantly on variable rate and fixed rate debt in our capital structure. At June 30, 2001, we had fixed rate debt of $160.0 million and variable rate debt of $392.0 million. The pre-tax earnings and cash flows impact for the next year resulting from a 100 basis point increase in interest rates on variable rate debt would be a reduction of pre-tax earnings of $3.9 million, holding other variables constant and excluding the impact of our interest rate protection agreements. Under the credit facility, we are required to enter into interest rate protection agreements that have the effect of causing at least half of the outstanding term loan borrowings and senior subordinated notes to be fixed-rate borrowings. We have entered into agreements to cap the interest rate on $250.5 million of borrowings under our credit facility, which would have the effect of reducing the impact of interest rate increases on our earnings and cash flows.

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

Our strategy for management of currency risk relies primarily upon conducting our operations in a country's respective currency and may, from time to time, involve currency derivatives, primarily forward exchange contracts, to reduce our exposure to currency fluctuations. As of June 30, 2001 there were open foreign exchange derivative contracts with a notional amount totaling $6.7 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to approximately $0.7 million. Actual results may differ.



PART II     Other Information


Item 4.     Submissions of Matters to a Vote of Security Holders.
            None

Item 6.     Exhibits and Reports filed on Form 8-K

Item 6(a).  Exhibits

Item 6(b).  Reports on Form 8-K

            Advanstar filed no reports on Form 8-K during the quarter ended June 30, 2001.


SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Advanstar  Communications Inc.


                                    By:   /s/   David W. Montgomery

Date: August 14, 2001
                                                David W. Montgomery
                                           Vice President - Finance and
                                            Chief Financial Officer
                                            (Authorized Officer and
                                          Principal Financial Officer)

                         Advanstar Communications Inc.
                                 Exhibit Index

Exhibit No.

10.1 Employment Agreement, dated June 20,2001 between Advanstar, Inc. and Joseph Loggia.