Form 10-Q
period 2001-09-30
ADVANSTAR COMMUNICATIONS INC
filed 2001-11-14
CIK 1062771

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                                   FORM 10-Q



(Mark One)

 X Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange
   Act of 1934.

For the Quarterly Period Ended: September 30, 2001


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


As of November 14, 2001, 1,000,000 shares of the Registrant's common stock were outstanding.

PART I    Financial Information


Item 1.   Financial Statements:

                                                                                                      Page in this
                                                                                                        Quarterly
                                                                                                          Report
                                                                                                          ------
               Condensed Consolidated Balance Sheets at September 30, 2001 (unaudited)
                   and December 31, 2000................................................................     2

               Condensed Consolidated Statements of Operations (unaudited) for the three
                   months ended September 30, 2001 and 2000.............................................     3

               Condensed Consolidated Statements of Operations (unaudited) for the nine
                   months ended September 30, 2001 and 2000.............................................     4

               Condensed Consolidated Statements of Cash Flows (unaudited) for the
                    nine months ended September 30, 2001 and 2000.......................................     5

               Notes to Condensed Consolidated Financial Statements (unaudited).........................     6

Item 2.  Management's Discussion and Analysis of  Financial Condition and
         Results of Operations..........................................................................    20


Item 3.  Qualitative and Quantitative Disclosure about Market Risk......................................    30

PART II    Other Information

Item 4.       Submissions of Matters to a Vote of Security Holders......................................    31

Item 6(a).    Exhibits..................................................................................    31

Item 6(b).    Reports on Form 8-K.......................................................................    31

              Signature.................................................................................    32

              Exhibit Index.............................................................................    33

              Exhibits..................................................................................

                         ADVANSTAR COMMUNICATIONS INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)


                                                                                          September 30,     December 31,
                                                                                              2001             2000
                                                                                          ------------      -----------
                                                                                          (Unaudited)
                                            ASSETS
Current Assets
       Cash and cash equivalents  .....................................................   $     17,537      $   17,675
       Accounts receivable, net  ......................................................         28,778          31,158
       Prepaid expenses................................................................         12,331          15,721
       Other...........................................................................          1,585           1,832
                                                                                          ------------      ----------
          Total current assets ........................................................         60,231          66,386
                                                                                          ------------      ----------

Due from parent........................................................................          5,824          19,769
Property, plant and equipment, net  ...................................................         25,819          25,767
Goodwill and intangible assets, net....................................................        815,767         836,755
Deferred income taxes..................................................................          7,743           7,743
Other assets...........................................................................            509             785
                                                                                          ------------      ----------
          Total assets ................................................................   $    915,893      $  957,205
                                                                                          ============      ==========


                             LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
       Current maturities of long-term debt  ..........................................   $     11,950      $   13,150
       Accounts payable  ..............................................................         25,048          22,007
       Accrued liabilities  ...........................................................         30,199          21,350
       Deferred revenue  ..............................................................         33,348          67,955
                                                                                          ------------      ----------
          Total current liabilities ...................................................        100,545         124,462
                                                                                          ------------      ----------
Long-term debt, net of current maturities  ............................................        558,050         551,850
Other long-term liabilities  ..........................................................          4,169           5,448
Minority interests  ...................................................................          8,543          10,434
Commitments and contingencies
Stockholder's equity
       Common stock, $.01 par value; 40,000,000 shares authorized; 1,000,000 shares
          issued and outstanding at September 30, 2001 and December 31, 2000  .........             10              10
       Capital in excess of par  ......................................................        286,268         280,842
       Accumulated deficit  ...........................................................        (30,637)        (16,745)
       Accumulated other comprehensive income (loss) ..................................        (11,055)            904
                                                                                          ------------      ----------
          Total stockholder's equity ..................................................        244,586         265,011
                                                                                          ------------      ----------
          Total liabilities and stockholder's equity ..................................   $    915,893      $  957,205
                                                                                          ============      ==========

           See notes to condensed consolidated financial statements

                         ADVANSTAR COMMUNICATIONS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (In thousands- Unaudited)

                                                                                    Successor        Predecessor
                                                                                  ------------      ------------
                                                                                  Three Months      Three Months
                                                                                      Ended            Ended
                                                                                  September 30,     September 30,
                                                                                      2001              2000
                                                                                  ------------      ------------
Net revenue...................................................................    $     80,778      $     95,838
                                                                                  ------------      ------------
Operating expenses:
       Costs of production  ..................................................          14,042            17,652
       Selling, editorial and circulation  ...................................          30,522            37,152
       General and administrative  ...........................................           7,693             7,026
       Depreciation and amortization  ........................................          17,276            13,378
                                                                                  ------------      ------------
          Total operating expenses  ..........................................          69,533            75,208
                                                                                  ------------      ------------
Operating income   ...........................................................          11,245            20,630
Other expense:
       Interest expense, net  ................................................         (13,488)          (12,374)
       Other expense, net ....................................................            (352)           (2,655)
                                                                                  ------------      ------------
Income (loss) before income taxes and minority interests  ....................          (2,595)            5,601
Provision for income taxes   .................................................           1,926             4,333
Minority interests   .........................................................             392              (292)
                                                                                  ------------      ------------
Net income (loss).............................................................    $     (4,129)     $        976
                                                                                  ============      ============

           See notes to condensed consolidated financial statements

                         ADVANSTAR COMMUNICATIONS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (In thousands - Unaudited)

                                                                                   Successor        Predecessor
                                                                                 -------------     -------------
                                                                                  Nine Months       Nine Months
                                                                                     Ended             Ended
                                                                                 September 30,     September 30,
                                                                                     2001              2000
                                                                                 -------------     -------------
Net revenue...................................................................   $     284,906     $     303,305
                                                                                 -------------     -------------
Operating expenses:
       Costs of production  ..................................................          55,046            59,790
       Selling, editorial and circulation  ...................................         114,364           121,055
       General and administrative  ...........................................          31,801            30,719
       Depreciation and amortization  ........................................          47,722            38,281
                                                                                 -------------     -------------
          Total operating expenses  ..........................................         248,933           249,845
                                                                                 -------------     -------------
Operating income   ...........................................................          35,973            53,460
Other income (expense):
       Interest expense, net  ................................................         (41,680)          (36,869)
       Other income (expense), net  ..........................................           1,198            (2,658)
                                                                                 -------------     -------------
Income (loss) before income taxes and minority interest  .....................          (4,509)           13,933
Provision for income taxes   .................................................           5,901            11,059
Minority interest   ..........................................................            (374)           (1,003)
                                                                                 -------------     -------------
Income (loss) before extraordinary item and accounting change.................         (10,784)            1,871
Extraordinary item - early extinguishment of debt, net........................          (2,556)               --
Cumulative effect of accounting change, net...................................            (552)               --
                                                                                 -------------     -------------
Net income (loss).............................................................   $     (13,892)    $       1,871
                                                                                 =============     =============

           See notes to condensed consolidated financial statements

                         ADVANSTAR COMMUNICATIONS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands - Unaudited)

                                                                                 Successor          Predecessor
                                                                               -------------       -------------
                                                                                Nine Months         Nine Months
                                                                                   Ended               Ended
                                                                               September 30,       September 30,
                                                                                   2001                 2000
                                                                               -------------       -------------
Operating Activities
   Net income (loss)  ....................................................     $    (13,892)       $      1,871
   Adjustments to reconcile net income (loss) to net cash provided by operating activities, excluding effects of acquisition;
       Extraordinary item - early extinguishment of debt..................            2,538                   -
       Depreciation and amortization  ....................................           47,722              38,281
       Non-cash interest  ................................................            1,744                 899
       Non-cash stock option compensation.................................                -              (3,008)
       Loss on sales of assets and other  ................................              414                 952
       Changes in operating assets and liabilities........................          (25,784)             (4,295)
                                                                               -------------       -------------
          Net cash provided by operating activities  .....................           12,742              34,700
                                                                               -------------       -------------
Investing Activities
   Additions to property, plant and equipment.............................           (6,907)             (9,190)
   Acquisition of publications and trade shows, net  .....................          (14,535)            (11,209)
   Increase in long-term receivable from affiliate........................          (15,437)             (8,965)
   Proceeds from sale of assets and other.................................               18               3,826
                                                                               -------------       -------------
          Net cash used in investing activities  .........................          (36,861)            (25,538)
                                                                               -------------       -------------
Financing Activities
   Net proceeds from revolving credit facility  ..........................           34,000                   -
   Borrowings of long-term debt...........................................          160,000                   -
   Payments of long-term debt.............................................         (195,000)             (9,328)
   Long-term debt financing costs.........................................           (9,001)                  -
   Capital contributions  ................................................           34,775                   -
                                                                               -------------       -------------
          Net cash provided by (used in) financing activities  ...........           24,774              (9,328)
                                                                               -------------       -------------
Effect of exchange rate changes on cash and cash equivalents..............             (793)                (86)
                                                                               -------------       -------------
Net decrease in cash and cash equivalents.................................             (138)               (252)
Cash and cash equivalents, beginning of period  ..........................           17,675              11,237
                                                                               -------------       -------------
Cash and cash equivalents, end of period  ................................     $     17,537        $     10,985
                                                                               =============       =============

           See notes to condensed consolidated financial statements

                         ADVANSTAR COMMUNICATIONS INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Advanstar Communications Inc. (Communications, or the Company) in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes that the disclosures are adequate to make the information presented not misleading.
These condensed consolidated financial statements, however, should be read in conjunction with the audited financial statements and the related notes, included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 20, 2001, as amended pursuant to Rule 424 (b)(3) of the Securities Act of 1933, as amended, and filed with the Securities and Exchange Commission on May 2, 2001. The results of operations for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2001.

Recently Issued Accounting Standards

On June 29, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." These Statements provide that business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions consummated before July 1, 2001. Intangible assets acquired in a business combination must be recorded separately from goodwill and acquired goodwill and intangible assets with indefinite lives are not amortized, but will be tested for impairment annually or whenever there is an impairment indicated. Effective January 1, 2002, existing goodwill will no longer be subject to amortization. Management is currently reviewing the provisions of these Statements and their impact on the Company's results of operations.

Derivative Financial Instruments

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires that derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivative financial instruments must be recognized currently in earnings unless specific hedge accounting criteria are met. For those instruments which meet the criteria, gains and losses may be recognized in other comprehensive income rather than in current earnings.

The Company's adoption of SFAS No. 133 on January 1, 2001, resulted in the pre-tax cumulative effect of an accounting change of approximately $0.9 million reduction to income and an approximately $0.2 million reduction to other comprehensive income.

The Company uses derivative instruments to manage exposures to foreign currency and interest rate risks. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

Certain forecasted transactions are exposed to foreign currency risk. Principal currencies hedged include the Euro, British Pound and Brazilian Real. Forward contracts used to hedge forecasted international revenue for up to 15 months in the future are designated as cash flow hedging instruments. Forward contracts not designated as hedging instruments under SFAS No. 133 are also used to manage the impact of the variability in exchange rates.

                         ADVANSTAR COMMUNICATIONS INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Variable rate debt instruments are subject to interest rate risk. The Company has entered into interest rate collar and cap agreements with remaining maturities of up to 29 months to manage its exposure to interest rate movements on a portion of its variable rate debt obligations.

Other expense includes a charge of approximately $0.9 million for the three and nine months ended September 30, 2001, which represents the amount of hedge ineffectiveness and changes in fair value of derivative instruments not designated as hedging instruments. Other comprehensive income includes net losses of approximately $4.9 million and $7.5 million, respectively, for the three and nine months ended September 30, 2001.

4. Debt

On January 9, 2001, in connection with the acquisition of the Company's parent, Advanstar, Inc., by a group of investors, including DLJ Merchant Banking Partners III L.P., the 9.25% senior subordinated notes due 2008 (Notes) were tendered at an offer price in cash equal to 101% of the aggregate principal amount, plus accrued interest. The Company financed the repurchase of the Notes with bridge financing. The premium paid on the tender of the Notes of $1.5 million is reflected, net of income tax, as an extraordinary item in the accompanying 2001 condensed consolidated statement of operations.

On February 21, 2001, the Company issued $160.0 million of unsecured, 12% senior subordinated notes due 2011(Replacement Notes). Interest on the Replacement Notes is payable semi-annually on February 15/th/ and August 15/th/ of each year commencing on August 15, 2001. The Replacement Notes are fully and unconditionally guaranteed on a senior subordinated basis by the Company and its wholly-owned domestic subsidiaries.

Concurrently with the issuance of the Replacement Notes, Advanstar, Inc. issued units comprised of 15% senior discount notes (the Discount Notes), with an aggregate principal amount at maturity of approximately $68.6 million, and warrants to purchase shares of common stock of its parent, Advanstar Holdings Corp., for consideration of approximately $34.8 million. Advanstar, Inc. contributed the proceeds from the issuance of the Discount Notes to the Company. The Company used the proceeds from issuance of the Replacement Notes and the Discount Notes to repay and terminate the bridge financing and to repay approximately $45.0 million of term loan borrowings under the credit facility.

The contribution of the proceeds from the Discount Notes by Advanstar, Inc. to the Company was treated as a capital contribution. The Company charged-off deferred financing costs of approximately $1.6 million, net of income taxes, during the first quarter of 2001. This charge is reflected as an extraordinary item in the accompanying 2001 condensed consolidated statement of operations.

                         ADVANSTAR COMMUNICATIONS INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

  Long-term debt consists of the following (in thousands):


                                                                                   September 30,      December 31,
                                                                                        2001              2000
                                                                                   -------------      ------------
Term loan A, interest at LIBOR plus 3.00%, 6.50% at September 30, 2001,
 due quarterly through April 11, 2007...........................................    $ 89,200            $100,000
Term loan B, interest at LIBOR plus 3.50%, 7.00% at September 30, 2001,
 due quarterly through October 11, 2008.........................................     280,800             315,000
Revolving credit facility, interest at LIBOR plus 3.00%, 6.44% at
 September 30, 2001, due April 11, 2007.........................................      34,000                  --
Senior subordinated notes at 12.00% due 2011....................................     160,000                  --
Senior subordinated notes at 9.25% due 2008.....................................          --             150,000
Acquisition note payable, interest at 5.50%, due monthly through 2004...........       6,000                  --
                                                                                  ----------          ----------
                                                                                     570,000             565,000
Less- Current maturities........................................................     (11,950)            (13,150)
                                                                                  ----------          ----------
                                                                                    $558,050            $551,850
                                                                                  ==========          ==========

The Company's credit facility contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. Additionally, certain financial covenants under the Replacement Notes include a maximum leverage ratio, limitations on certain asset dispositions, payments, debt incurrence, dividends and other restricted payments. The Company was in compliance with all covenants as of September 30, 2001.

5.   Comprehensive Loss

The tables below present comprehensive loss, defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders (in thousands):

                                                                    Successor         Predecessor
                                                                  --------------      ---------------
                                                                      Three              Three
                                                                   Months Ended       Months Ended
                                                                   September 30,      September 30,
                                                                       2001              2000
                                                                  --------------     ----------------
Net income (loss)..............................................    $ (4,129)             $   976
Change in cumulative translation adjustment....................      (1,317)              (1,776)
Change in unrealized losses on derivative financial
   instruments, net of tax.....................................      (4,915)                  --
                                                                   --------             ---------
Comprehensive loss.............................................    $(10,361)             $  (800)
                                                                   =========            =========

                         ADVANSTAR COMMUNICATIONS INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                                                    Successor       Predecessor
                                                                   -----------     ------------
                                                                    Nine Months      Nine Months
                                                                       Ended            Ended
                                                                   September 30,    September 30,
                                                                       2001              2000
                                                                   ------------------------------
Net income (loss)..............................................      $(13,892)         $ 1,871
Change in cumulative translation adjustment....................        (4,496)          (3,304)
Change in unrealized losses on derivative financial
   instruments, net of tax.....................................        (7,464)              --
                                                                     --------         --------
Comprehensive loss ............................................      $(25,852)         $(1,433)
                                                                     ========         ========


Segment Information

                                              Trade Shows                           Corporate
                                                  and         Trade      Marketing     and
                                              Conferences  Publications  Services     Other      Totals
                                              -----------  ------------  ---------  ---------  -----------
                                                                     (In thousands)
Three months ended September 30, 2001
 (Successor)
Revenues..................................       $ 42,797      $ 33,757     $3,780   $    444     $ 80,778
Gross profit..............................         26,473         7,581      1,904        256       36,214
Segment assets............................        671,109       166,138      1,948     76,698      915,893

----------------------------------------------------------------------------------------------------------

Three months ended September 30, 2000
 (Predecessor)
Revenues..................................       $ 54,027      $ 37,108     $4,212   $    491     $ 95,838
Gross profit..............................         28,401        10,070      2,072        491       41,034
Segment assets............................        459,015       227,308      2,479     81,197      769,999

                                              Trade Shows                           Corporate
                                                  and         Trade      Marketing     and
                                              Conferences  Publications  Services     Other      Totals
                                              -----------  ------------  ---------  ---------  -----------
                                                                     (In thousands)
Nine months ended September 30, 2001
 (Successor)
Revenues..................................       $162,471      $109,130    $12,426   $    879     $284,906
Gross profit..............................         81,783        26,921      6,169        623      115,496
Segment assets............................        671,109       166,138      1,948     76,698      915,893

----------------------------------------------------------------------------------------------------------

Nine months ended September 30, 2000
 (Predecessor)
Revenues.................................        $173,067      $116,018    $13,300   $    920     $303,305
Gross profit.............................          81,796        33,063      6,681        920      122,460
Segment assets...........................         459,015       227,308      2,479     81,197      769,999

                         ADVANSTAR COMMUNICATIONS INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

  The reconciliation of total segment gross profit to consolidated pre-tax income (loss) is as follows (in thousands):

                                                                          Successor      Predecessor
                                                                        ------------    ------------
                                                                            Three           Three
                                                                            Months          Months
                                                                            Ended           Ended
                                                                        September 30,    September 30,
                                                                            2001            2000
                                                                        ------------    ------------
Total segment gross profit...................................            $ 36,214       $ 41,034
General and administrative expense...........................              (7,693)        (7,026)
Depreciation and amortization ...............................             (17,276)       (13,378)
Other expense................................................             (13,840)       (15,029)
                                                                        ---------       --------
Income (loss) before income taxes and
       minority interest.....................................            $ (2,595)      $  5,601
                                                                        =========       ========
                                                                         Successor      Predecessor
                                                                       ------------    ------------
                                                                           Nine           Nine
                                                                           Months         Months
                                                                           Ended          Ended
                                                                       September 30,  September 30,
                                                                           2001           2000
                                                                       ------------   ------------
Total segment gross profit...................................            $115,496       $122,460
General and administrative expense...........................             (31,801)       (30,719)
Depreciation and amortization................................             (47,722)       (38,281)
Other expense................................................             (40,482)       (39,527)
                                                                        ---------       --------
Income (loss) before income taxes and
       minority interest.....................................            $ (4,509)      $ 13,933
                                                                        =========       ========

7.  Related Party Transactions

Financial Advisory Fees and Agreements

Credit Suisse First Boston Corporation (CSFB), an affiliate of the DLJ Merchant Banking funds, acted as the Company's financial advisor in connection with the issuance, and was an initial purchaser of the Replacement Notes and the Discount Notes. The Company paid customary fees to CSFB as compensation for those services. DLJ Capital Funding, an affiliate of the DLJ Merchant Banking funds, received customary fees and reimbursement of expenses in connection with the bridge financing. The aggregate amount of all fees paid to the CSFB entities in connection with these financings in 2001 was approximately $7.3 million, plus out-of-pocket expenses.

                         ADVANSTAR COMMUNICATIONS INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Relationship with Advanstar.com, Inc.

Advanstar.com, Inc. (Advanstar.com), an affiliate of the Company, is operating the Company's event and publication-related web sites and is developing selected enhanced web opportunities to serve the Company's customers in selected industries. The Company provides Advanstar.com with certain administrative support services and charges for these services based on a general overhead charge. In addition, selected sales, editorial, marketing and production staff of the Company are shared with Advanstar.com. The Company also provides Advanstar.com with marketing and promotional support through advertising pages in its trade publications and exhibit space in its trade shows. In return, Advanstar.com provides support on its web sites for the Company's trade publications and trade shows. The Company has a long-term receivable of approximately $29.3 million from Advanstar.com as of September 30, 2001.

In the third quarter of 2001 certain events, including the slowdown in the economy, the changing business environment and continuing Advanstar.com operating losses caused management of Advanstar, Inc. to consider certain transactions between its two sister subsidiaries to satisfy the outstanding advances due to the Company from Advanstar.com. Accordingly, the Company has accounted for $29.3 million in advances to Advanstar.com as a charge to additional paid-in capital in the accompanying September 30, 2001 consolidated balance sheet pending final determination of the disposition of these advances.

8.   Supplemental Guarantor Condensed Consolidating Financial Statements

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

                          ADVANSTAR COMMUNICATIONS INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               SEPTEMBER 30, 2001
                           (in thousands - unaudited)

                                                                         Guarantor    Non-Guarantor                 Consolidated
                                                 Communications        Subsidiaries    Subsidiaries   Elimination      Total
                                                 --------------       -------------   -------------   -----------   -------------
      ASSETS
Current assets
     Cash and cash equivalents                        $   7,559       $      --       $   9,978       $      --       $  17,537
     Accounts receivable, net                            25,158             (55)          3,675              --          28,778
     Prepaid expenses                                     6,546           2,908           2,877              --          12,331
     Intercompany receivable (payable)                 (119,840)        132,877         (13,037)             --              --
     Other                                               (2,312)             --           3,897              --           1,585
                                                      ---------       ---------       ---------       ---------       ---------
            Total current assets                        (82,889)        135,730           7,390              --          60,231

Due from affiliate                                        5,824                                                           5,824

Property, plant and equipment, net                       23,779           1,005           1,035              --          25,819
Investments in subsidiaries                             521,114              --              --        (521,114)             --
Goodwill and intangible assets, net                     397,975         346,623          71,169              --         815,767
Deferred income taxes                                     7,743              --              --              --           7,743
Other assets                                                509              --              --              --             509
                                                      ---------       ---------       ---------       ---------       ---------
                                                        874,055         483,358          79,594        (521,114)        915,893
                                                      =========       =========       =========       =========       =========

            LIABILITIES AND SHAREHOLDER'S
                       EQUITY
Current liabilities
     Current maturities of long-term debt             $  11,950       $      --       $      --       $      --       $  11,950
     Accounts payable                                    14,501           4,907           5,640              --          25,048
     Accrued liabilities                                 24,278           2,762           3,159              --          30,199
     Deferred revenue                                     5,117          20,935           7,296              --          33,348
                                                      ---------       ---------       ---------       ---------       ---------
       Total current liabilities                         55,846          28,604          16,095              --         100,545

Long term debt, net of current
     maturities                                         558,050              --              --              --         558,050
Other long term liabilities                               3,982              --             187              --           4,169
Minority interest                                         7,999              --             544              --           8,543

Shareholder's equity
     Common stock                                            10               3             477            (480)             10
     Capital in excess of par                           286,268         438,117          72,244        (510,361)        286,268
     Retained earnings (deficit)                        (30,637)         16,634          (6,361)        (10,273)        (30,637)
     Accumulated other comprehensive loss                (7,463)             --          (3,592)             --         (11,055)
                                                      ---------       ---------       ---------       ---------       ---------
          Total shareholder's equity                    248,178         454,754          62,768        (521,114)        244,586
                                                      ---------       ---------       ---------       ---------       ---------
                                                      $ 874,055       $ 483,358       $  79,594       $(521,114)      $ 915,893
                                                      =========       =========       =========       =========       =========

                         ADVANSTAR COMMUNICATIONS INC.
                    CONDENSED CONSOLIDATING BALANCE SHEETS
                               December 31, 2000
                                (in thousands)

                                                                      Guarantor       Non-Guarantor                    Consolidated
                                                   Communications    subsidiaries      subsidiaries     Eliminations       total
                                                   --------------    ------------      ------------     ------------   ------------
                 ASSETS
Current assets:
   Cash and cash equivalents                           $ 10,736        $      1            $  6,938      $       -        $ 17,675
   Accounts receivable, net                              28,061             329               2,768              -          31,158
   Prepaid expenses                                       8,223           2,712               4,786              -          15,721
   Intercompany receivable (payable)                    (72,727)        100,811             (28,084)             -               -
   Other                                                  1,491               -                 341              -           1,832
                                                       --------        --------            --------      ---------        --------
     Total current assets                               (24,216)        103,853             (13,251)             -          66,386
Noncurrent assets:
   Due from affiliate                                    19,769               -                   -              -          19,769
   Property, plant and equipment, net                    23,654             713               1,400              -          25,767
   Intangible assets, net                               701,250          56,435              79,070              -         836,755
   Deferred income taxes and other                        8,446               -                  82              -           8,528
   Investments in subsidiaries                          182,395               -                   -       (182,395)              -
                                                       --------        --------            --------      ---------        --------
                                                       $911,298        $161,001            $ 67,301      $(182,395)       $957,205
                                                       ========        ========            ========      =========        ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Current maturities of long-term debt                $ 13,150       $       -            $      -      $       -        $ 13,150
   Accounts payable                                      13,800           1,793               6,414              -          22,007
   Accrued liabilities                                   15,120           3,707               2,523              -          21,350
   Deferred revenue                                      37,389          21,526               9,040              -          67,955
                                                       --------        --------            --------      ---------        --------
     Total current liabilities                           79,459          27,026              17,977              -         124,462
Long-term debt, net of current maturities               551,850               -                   -              -         551,850
Other long-term liabilities                               5,448               -                   -              -           5,448
Minority interest                                        10,434               -                   -              -          10,434
Stockholder's equity:
   Common stock                                              10               3                 403           (406)             10
   Capital in excess of par value                       280,842         134,110              49,988       (184,098)        280,842
   Accumulated deficit                                  (16,745)           (138)             (1,971)         2,109         (16,745)
   Accumulated other comprehensive income                     -               -                 904              -             904
                                                       --------        --------            --------      ---------        --------
     Total stockholder's equity                         264,107         133,975              49,324       (182,395)        265,011
                                                       --------        --------            --------      ---------        --------
                                                       $911,298        $161,001            $ 67,301      $(182,395)       $957,205
                                                       ========        ========            ========      =========        ========

                          ADVANSTAR COMMUNICATIONS INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 2001
                           (in thousands - unaudited)

                                                                          Guarantor     Non-Guarantor                  Consolidated
                                                      Communications    Subsidiaries    Subsidiaries    Elimination       Total
                                                      --------------    ------------    -------------   -----------    ------------
Net revenue                                                $ 39,960         $ 33,643        $  7,175      $     --       $ 80,778

Operating expenses:
     Cost of sales and selling, editorial and
       circulation                                           30,503            7,872           6,189            --         44,564
     General and administrative                               6,011              364           1,318            --          7,693
     Depreciation and amortization                            9,492            6,666           1,118            --         17,276
                                                           --------         --------        --------      --------       --------
     Total operating expenses                                46,006           14,902           8,625            --         69,533
                                                           --------         --------        --------      --------       --------

Operating income (loss)                                      (6,046)          18,741          (1,450)           --         11,245

Other income (expense):
     Interest expense, net                                  (13,171)              --            (317)           --        (13,488)
     Other income (expense), net                               (763)              --             411            --           (352)
                                                           --------         --------        --------      --------       --------

Loss before income taxes and minority interests             (19,980)          18,741          (1,356)           --         (2,595)

     Provision (benefit) for income tax                      (8,279)           9,276             929            --          1,926
     Minority interests                                         116               --             276            --            392
     Equity in earnings of subsidiaries                       7,456               --              --        (7,456)
                                                           --------         --------        --------      --------       --------
Net income (loss)                                          $ (4,129)        $  9,465        $ (2,009)     $ (7,456)      $ (4,129)
                                                           ========         ========        ========      ========       ========

                         ADVANSTAR COMMUNICATIONS INC.
               CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                     THREE MONTHS ENDED SEPTEMBER 30, 2000
                          (in thousands - unaudited)

                                                                     Guarantor   Non-Guarantor              Consolidated
                                                   Communications  Subsidiaries  Subsidiaries  Elimination     Total
                                                   --------------  ------------  ------------  -----------  ------------
Net revenue                                        $       53,445  $     32,205  $     10,188  $         -  $     95,838

Operating expenses
     Cost of sales and selling, editorial and
     circulation                                           36,711         9,558         8,535            -        54,804
     General and administrative                             5,292           262         1,472            -         7,026
     Depreciation and amortization                          9,563         2,758         1,057            -        13,378
                                                   --------------  ------------  ------------  -----------  ------------
     Total operating expenses                              51,566        12,578        11,064            -        75,208
                                                   --------------  ------------  ------------  -----------  ------------

Operating income (loss)                                     1,879        19,627          (876)           -        20,630

Other income (expense):
     Interest expense, net                                (11,825)            -          (549)           -       (12,374)
     Other expense, net                                    (2,454)            -          (201)           -        (2,655)
                                                   --------------  ------------  ------------  -----------  ------------
Loss before income taxes and minority interests           (12,400)       19,627        (1,626)           -         5,601
                                                   --------------  ------------  ------------  -----------  ------------

     Provision (benefit) for income tax                     4,430        (8,316)         (447)           -        (4,333)
     Minority interest in earnings                           (292)            -             -            -          (292)
     Equity in earnings of subsidiaries                     9,238             -             -       (9,238)
                                                   --------------  ------------  ------------  -----------  ------------
Net income (loss)                                  $          976  $     11,311  $     (2,073) $    (9,238) $        976
                                                   ==============  ============  ============  ===========  ============

                         ADVANSTAR COMMUNICATIONS INC.
               CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                     NINE MONTHS ENDED SEPTEMBER 30, 2001
                          (in thousands - unaudited)

                                                                             Guarantor    Non-Guarantor                 Consolidated
                                                          Communications   Subsidiaries   Subsidiaries    Elimination       Total
                                                          --------------   ------------   -------------   ------------  ------------
Net revenue                                                    $ 182,306     $  69,443       $  33,157      $      --    $ 284,906

Operating expenses
     Cost of sales and selling, editorial and
          circulation                                            122,673        19,755          26,982             --      169,410
     General and administrative                                   26,253           927           4,621             --       31,801
     Depreciation and amortization                                29,098        14,366           4,258             --       47,722
                                                               ---------     ---------       ---------      ---------    ---------
     Total operating expenses                                    178,024        35,048          35,861             --      248,933
                                                               ---------     ---------       ---------      ---------    ---------

Operating income (loss)                                            4,282        34,395          (2,704)            --       35,973

Other income (expense):
     Interest expense, net                                       (40,677)           --          (1,003)            --      (41,680)
     Other income (expense), net                                    (188)           --           1,386             --        1,198
                                                               ---------     ---------       ---------      ---------    ---------
Income (loss) before income taxes and minority interests         (36,583)       34,395          (2,321)            --       (4,509)

     Provision (benefit) for income tax                          (14,668)       17,710           2,859             --        5,901
     Minority interests                                              162            --            (536)            --         (374)
     Equity in earnings of subsidiaries                           10,969            --              --        (10,969)
                                                               ---------     ---------       ---------      ---------    ---------
Income before extraordinary item and
     accounting change                                           (10,784)       16,685          (5,716)       (10,969)     (10,784)

     Extraordinary item                                           (2,556)           --              --             --       (2,556)
     Cumulative effect of change in
       accounting, net                                              (552)           --              --             --         (552)

                                                               ---------     ---------       ---------      ---------    ---------
Net income (loss)                                              $ (13,892)    $  16,685       $  (5,716)     $ (10,969)   $ (13,892)
                                                               =========     =========       =========      =========    =========

                         ADVANSTAR COMMUNICATIONS INC.
               CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                     NINE MONTHS ENDED SEPTEMBER 30, 2000
                          (in thousands - unaudited)

                                                                          Guarantor      Non-Guarantor                 Consolidated
                                                       Communications   Subsidiaries     Subsidiaries    Elimination       Total
                                                       --------------   -------------    -------------   -----------   ------------
Net revenue                                              $ 200,321         $ 63,690         $ 39,294       $      -      $ 303,305

Operating expenses
     Cost of sales and selling, editorial and
     circulation                                           130,088           19,978           30,779              -        180,845
     General and administrative                             25,214              703            4,802              -         30,719
     Depreciation and amortization                          26,311            9,165            2,805              -         38,281
                                                         ---------         --------         --------       --------      ---------
     Total operating expenses                              181,613           29,846           38,386              -        249,845
                                                         ---------         --------         --------       --------      ---------

Operating income                                            18,708           33,844              908              -         53,460

Other income (expense):
     Interest expense, net                                 (35,629)               -           (1,240)             -        (36,869)
     Other expense, net                                       (952)               -           (1,706)             -         (2,658)
                                                         ---------         --------         --------       --------      ---------
Income (loss) before income taxes and minority interests   (17,873)          33,844           (2,038)             -         13,933
                                                         ---------         --------         --------       --------      ---------

     Provision (benefit) for income tax                      6,336          (15,710)          (1,685)             -        (11,059)
     Minority interest in earnings                          (1,003)               -                -              -         (1,003)
     Equity in earnings of subsidiaries                     14,411                -                -        (14,411)             -
                                                         ---------         --------         --------       --------      ---------
Net income (loss)                                        $   1,871         $ 18,134         $ (3,723)      $(14,411)     $   1,871
                                                         =========         ========         ========       ========      =========

                         ADVANSTAR COMMUNICATIONS INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     NINE MONTHS ENDED SEPTEMBER 30, 2001
                          (in thousands - unaudited)

                                                                                Guarantor   Non-Guarantor              Consolidated
                                                              Communications  Subsidiaries  Subsidiaries  Elimination      Total
                                                              --------------  ------------  ------------  -----------  ------------
OPERATING ACTIVITIES:
 Net income (loss)                                            $      (13,892) $     16,685  $     (5,716) $   (10,969) $    (13,892)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities:
  Equity in earnings of subsidiaries                                 (10,969)            -             -       10,969             -
  Extraordinary item                                                   2,538             -             -            -         2,538
  Depreciation and amortization                                       29,098        14,366         4,258            -        47,722
  Non cash Items                                                       1,744             -             -            -         1,744
  Change in working capital items                                     (1,414)      (30,168)        6,212            -       (25,370)
                                                              --------------  ------------  ------------  -----------  ------------
  Net cash provided by operating activities                            7,105           883         4,754            -        12,742
                                                              --------------  ------------  ------------  -----------  ------------

INVESTMENT ACTIVITIES:
  Additions to property, plant and equipment                          (5,792)         (884)         (231)           -        (6,907)
  Acquisitions of publications and trade shows, net and other        (13,827)            -          (690)           -       (14,517)
  Increase in long-term receivalbe from affiliate                    (15,437)            -             -            -       (15,437)
                                                              --------------  ------------  ------------  -----------  ------------
  Net cash provided by (used in) investing activities                (35,056)         (884)         (921)           -       (36,861)
                                                              --------------  ------------  ------------  -----------  ------------

FINANCING ACTIVITIES:
  Capital contributions                                               34,775             -             -            -        34,775
  Deferred finance costs                                              (9,001)            -             -            -        (9,001)
  Borrowings of long-term debt, net                                   (1,000)            -             -            -        (1,000)
                                                              --------------  ------------  ------------  -----------  ------------
  Net cash provided by financing activities                           24,774             -             -            -        24,774
                                                              --------------  ------------  ------------  -----------  ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    -             -          (793)           -          (793)
                                                              --------------  ------------  ------------  -----------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:                 (3,177)           (1)        3,040            -          (138)
                                                              --------------  ------------  ------------  -----------  ------------

CASH AND CASH EQUIVALENTS, beginning of period                        10,736             1         6,938            -        17,675
                                                              --------------  ------------  ------------  -----------  ------------
CASH AND CASH EQUIVALENTS, end of period                      $        7,559  $          -  $      9,978  $         -  $     17,537
                                                              ==============  ============  ============  ===========  ============

                          ADVANSTAR COMMUNICATIONS INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                           (in thousands - unaudited)

                                                                              Guarantor    Non-Guarantor                Consolidated
                                                             Communications  Subsidiaries   Subsidiaries  Elimination      Total
                                                             --------------  ------------  -------------  -----------   ------------
OPERATING ACTIVITIES:
Net income (loss)                                             $       1,871  $     18,134  $      (3,723) $   (14,411)  $     1,871
Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities:
   Equity in earnings of subsidiaries                               (14,411)            -              -       14,411             -
   Depreciation and amortization                                     26,311         9,165          2,805            -        38,281
   Non cash Items                                                    (1,157)            -              -            -        (1,157)
   Change in working capital items                                   15,658       (27,503)        (1,380)       8,930        (4,295)
                                                              -------------  ------------  -------------  -----------   -----------
   Net cash provided by (used in) operating activities               28,272          (204)        (2,298)       8,930        34,700
                                                              -------------  ------------  -------------  -----------   -----------

INVESTMENT ACTIVITIES:
   Investment in subsidiaries                                       (13,915)            -              -       13,915             -
   Additions to property, plant and equipment, net and other         (8,418)         (325)          (447)           -        (9,190)
   Acquisitions of publications and trade shows                        (300)          500        (11,409)           -       (11,209)
   Proceeds from sale of publishing and other assets                  3,826             -              -            -         3,826
   Increase in long-term receivable from affiliate and other             (2)            -            (33)      (8,930)       (8,965)
                                                              -------------  ------------  -------------  -----------   -----------
   Net cash provided by (used in) investing activities              (18,809)          175        (11,889)       4,985       (25,538)
                                                              -------------  ------------  -------------  -----------   -----------

FINANCING ACTIVITIES:
   Proceeds from sale of common stock and
   capital contributions and other                                        -             -         13,915      (13,915)            -
   Deferred finance costs                                                 -             -              -            -             -
   Effect of Merger                                                       -             -              -            -             -
   Payments of long-term debt, net                                   (9,328)            -              -            -        (9,328)
                                                              -------------  ------------  -------------  -----------   -----------
   Net cash provided by (used in) financing activities               (9,328)            -         13,915      (13,915)       (9,328)
                                                              -------------  ------------  -------------  -----------   -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  (1)            -            (85)           -           (86)
                                                              -------------  ------------  -------------  -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    134           (29)          (357)           -          (252)
                                                              -------------  ------------  -------------  -----------   -----------

CASH AND CASH EQUIVALENTS, beginning of period                        5,612            33          5,592            -        11,237
                                                              -------------  ------------  -------------  -----------   -----------
CASH AND CASH EQUIVALENTS, end of period                      $       5,746  $          4  $       5,235  $         -   $    10,985
                                                              =============  ============  =============  ===========   ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

        This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned not to place undue reliance on these forward-looking statements, including statements about plans and objectives of management and market growth and opportunity. These forward-looking statements are neither promises or guarantees and involve risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements. You should not expect that these forward-looking statements will be updated or supplemented as a result of changing circumstances or otherwise, and we disavow and disclaim any obligation to do so. Important cautionary statements and risk factors that would affect actual results are discussed in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission, including those under the caption entitled "Risk Factors" in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 20, 2001, as amended pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended, and filed with the Securities and Exchange Commission on May 2, 2001.

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

     Trade shows and conferences accounted for approximately 57% of total revenue in the nine months ended September 30, 2001 and 2000. Trade publications accounted for approximately 38% of total revenue in the nine months ended September 30, 2001 and 2000, while marketing services accounted for approximately 5% of total revenue in the nine months ended September 30, 2001 and 2000. Our revenue reaches its highest levels during the first and third quarters of the year due to the timing of the MAGIC trade shows and our other large trade shows and conferences. Because trade show and conference revenue is recognized when a particular event is held, we may experience fluctuations in quarterly revenue based on the movement of annual trade show dates from one quarter to another.

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

     In March 2001, our parent, Advanstar, Inc., announced plans to more tightly focus the activities of Advanstar.com. These plans will have the effect of more closely integrating many of the sales, marketing, technology and operating functions of Advanstar.com with our core activities in publishing, tradeshows, and marketing services. Also, Advanstar.com will reduce the number of internet products originally scheduled for introduction in 2001.

In the third quarter of 2001 certain events, including the slowdown in the economy, the changing business environment and continuing Advanstar.com operating losses caused management of Advanstar, Inc. to consider certain transactions between its two sister subsidiaries to satisfy the outstanding advances due to the Company from Advanstar.com. Accordingly, the Company has accounted for the $29.3 million in advances to Advanstar.com as a charge to additional paid-in capital in the accompanying September 30, 2001 consolidated balance sheet pending final determination of the disposition of these advances.

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

     During the first quarter of 2001, we recorded an extraordinary charge of approximately $2.6 million, net of a deferred tax benefit of approximately $1.5 million, in connection with the repayment of the 9.25% senior subordinated notes and the write-off of deferred financing fees related to the bridge facility. The 9.25% senior subordinated notes were refinanced with the proceeds of the 12.00% senior subordinated notes and the concurrent offering of additional senior discount notes. See notes to the condensed consolidated financial statements in
Item 1 for further details.

     Stock Option Compensation. We account for stock-based compensation using the intrinsic value method. As a result, due to the variable features of option grants under our old option plan, we historically measured compensation cost as the difference between the exercise price of the options and the fair value of the shares underlying the options at the end of the period. We then recognized a non-cash compensation charge or benefit. We no longer have a variable-feature benefit plan after the acquisition and will therefore not recognize stock option compensation charges under the plan as currently in effect. Our results in 2000, including our EBITDA, were positively impacted by non-cash compensation benefits recognized due to a decrease in the fair value of the shares underlying the options at the end of the period.

     Effect of events of September 11, 2001. We expect the events of September 11th to have a slight impact on our 2001 results. The continued effects of these events are difficult to forecast at the present time, however, the fundamental value proposition encompassed in our trade shows and publications remain unchanged. We have experienced some cancellations in ad pages, primarily in our travel industry publications, attributable to the events of September 11th. We have also rescheduled two of our events, Femme and New England Abilities, to the 4th quarter, which were originally scheduled to take place in the 3rd quarter. In addition to rescheduling these two events we also cancelled a small conference in Paris as a result of international travel restrictions instituted by the FDA in early October. Our other 4th quarter events are expected to take place as scheduled.

Sources of Revenue
     Trade shows and conferences. The trade shows and conferences segment derives revenue principally from the sale of exhibit space and conference attendance fees generated at its events. Paid attendance and conference fees make up less than 10% of total trade show revenue. Events are generally held on an annual basis in major metropolitan or convention areas such as New York City or Las Vegas. At many of our trade shows, a portion of exhibit space is reserved and partial payment is received as much as a year in advance. The sale of exhibit space is affected by the on-going quality and quantity of attendance, venue selection and availability, industry life cycle and general market conditions. Revenue and related direct event expenses are recognized in the month in which the event is held. Cash is collected in advance of an event and is recorded on our balance sheet as deferred revenue.

     Publications. The publications segment derives revenue principally from the sale of advertising in its business-to-business magazines. Additionally, certain publications derive revenue from paid subscriptions, custom publishing and sponsorship activities. Paid subscriptions comprise less than 3% of total publishing revenue. Most publications are produced monthly with advertising sold both on an annual schedule and single insertion basis. The sale of advertising is affected by new product releases, circulation quality, readership and general market conditions. Advertising revenue is recognized on the publication issue date and subscription revenue, if any, is recognized over the subscription period, typically one year.

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

     To calculate EBITDA for the three months ended September 30, 2000, we reduced operating income by $0.6 million, to reflect minority interest. The adjustment was not significant for the three months ended September 30, 2001. To calculate EBITDA for the nine months ended September 30, 2001 and 2000, we reduced operating income by $1.0 million and $2.0 million, respectively, to reflect minority interest.

                                                                    Successor                        Predecessor
                                                            ---------------------------------------------------------------
                                                            Three Months       Nine Months     Three Months     Nine Months
                                                                Ended             Ended            Ended           Ended
                                                            September 30,     September 30,    September 30,   September 30,
                                                                 2001              2001            2000            2000
                                                               --------          --------        --------        --------
In thousands
Net revenue:
  Trade shows and conferences............................      $ 42,797          $162,471        $ 54,027        $173,067
  Publications...........................................        33,757           109,130          37,108         116,018
  Marketing services and other...........................         4,224            13,305           4,703          14,220
                                                               --------          --------        --------        --------
   Total net revenues....................................        80,778           284,906          95,838         303,305
Production, selling and other direct expenses:
  Trade shows and conferences............................        16,324            80,688          25,626          91,271
  Publications...........................................        26,176            82,209          27,038          82,955
  Marketing services and other...........................         2,064             6,513           2,140           6,619
                                                               --------          --------        --------        --------
   Total production, selling and other direct expenses...        44,564           169,410          54,804         180,845
General and administrative expenses......................         9,910            38,553          11,446          38,073
Non-cash stock option compensation.......................            --                --          (2,825)         (3,008)
Amortization.............................................        15,059            40,970          11,783          33,935
                                                               --------          --------        --------        --------
   Operating income......................................        11,245            35,973          20,630          53,460
Other income (expense):
  Interest expense, net..................................       (13,488)          (41,680)        (12,374)        (36,869)
  Other income (expense).................................          (352)            1,198          (2,655)         (2,658)
Provision for income taxes...............................         1,926             5,901           4,333          11,059
Minority interests.......................................           392              (374)           (292)         (1,003)
                                                               --------          --------        --------        --------
Income (loss) before extraordinary item and
 accounting change.......................................      $ (4,129)         $(10,784)       $    976        $  1,871
                                                               --------          ========        ========        ========

EBITDA...................................................      $ 28,547          $ 82,669        $ 33,377        $ 89,750

Results of Operations
     The following discussion compares our results for the three months and nine months ended September 30, 2001 to that of our predecessor's results in 2000.

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

Revenue

     Total revenue decreased $15.0 million, or 15.7%, to $80.8 million in the third quarter of 2001 from $95.8 million for the quarter ended September 30, 2000.

     Revenue from trade shows and conferences decreased $11.2 million, or 20.8%, to $42.8 million for the third quarter of 2001 from $54.0 million in the third quarter of 2000. This decrease was primarily attributable to a shift in the timing of when events take place and the discontinuation of several events in the technology, science and call center markets, partially offset by revenue growth in our core trade shows and new event launches. Revenue for the third quarter of 2001 was impacted by a net shift in timing of seven trade shows, including four major trade shows, VSDA, Sensors and two fashion and apparel events. The Sensors and the fashion and apparel events were held in the third quarter of 2000, but moved to the fourth quarter this year. VSDA was held in the third quarter of 2000, but moved to the first quarter this year. Adjusting third quarter 2000 results for all such movements, third quarter 2001 trade show revenue decreased by $1.5 million, or 3.3%.

     Revenue from publications decreased $3.3 million, or 9.0%, to $33.8 million for the third quarter of 2001 from $37.1 million in 2000. This decrease was attributable to the overall slowdown in the economy, particularly in our technology and travel markets, and the resulting reduction in marketing spending by our customers as they adjust to slowing growth in their respective industry sectors. Advertising pages decreased approximately 5.7% across our portfolio while advertising revenue per page decreased approximately 5.1% in the third quarter of 2001. The economic outlook in the publishing sector continues to be challenging, and forward visibility on our advertising revenue and pages is limited, due to the concerns of our customers related to the overall business environment. We also discontinued publication of certain magazines published in 2000. These declines were offset by revenue from our acquisitions of Motor Age, Auto Body Repair News and Centre d'Appels magazines earlier in 2001.

     Revenue from marketing services and other revenue was $4.2 million in the third quarter of 2001 compared to $4.7 million in the comparable period of 2000. Marketing services revenue is closely linked to our publishing operations and the decline in revenue is in line with the results of our publishing segment.

Production, Selling and Other Direct Expenses

     Production, selling and other direct expenses decreased $10.2 million, or 18.7%, to $44.6 million for the third quarter of 2001 from $54.8 million for the comparable period of 2000.

     Expenses of trade shows and conferences decreased $9.3 million, or 36.3%, to $16.3 million for the third quarter of 2001 from $25.6 million in the third quarter of 2000. This decrease was primarily due to costs associated with the movement of events between quarters and by cost savings associated with continuing and discontinued events. Adjusting third quarter 2000 results for these movements, trade show and conference expenses in 2001 decreased by $3.6 million, or 17.9%.

     Publication production, selling and other direct expenses decreased $0.8 million, or 3.2%, to $26.2 million in the third quarter of 2001 from $27.0 million in the third quarter of 2000. This decrease was due primarily to savings attributable to our ongoing cost management reduction program and discontinued publications, partially offset by our acquisitions described above and a 8% postage increase effective January, 2001.

     Marketing services production, selling and other direct expenses were unchanged at $2.1 million in the third quarter of 2001 and 2000, respectively.

General and Administrative Expenses

     General and administrative expenses decreased $1.5 million, or 13.4%, to $9.9 million in the third quarter of 2001 from $11.4 million in the third quarter of 2000. This decrease is primarily attributable to reductions in employee bonus compensation in line with our operating results, partially offset by a $0.6 million increase in depreciation related to the development and expansion of our information technology infrastructure.

     Our results in 2000, were positively impacted by non-cash compensation benefits of approximately $2.8 million recognized due to a decrease in the fair value of the shares underlying the options at the end of the period. We no longer have a variable-feature benefit plan after the acquisition and no longer recognize stock option compensation charges under the plan as currently in effect.

Amortization

     Amortization expense increased $3.3 million to $15.1 million in the third quarter of 2001 from $11.8 million in the third quarter of 2000 primarily due to increased amortization of intangible assets related to the DLJ Acquisition.

Interest Expense

     Net interest expense increased $1.1 million, or 9.0%, to $13.5 million in the third quarter of 2001 from $12.4 million in the third quarter of 2000 due to the additional indebtedness necessary to fund the DLJ Acquisition, offset by a 155 basis point decrease in our weighted average interest rate for the period. In February 2001, we replaced our then outstanding $150.0 million 9.25% senior subordinated notes with $160.0 million 12.00% senior subordinated notes.

Other Income and Expense

     Other expense decreased $2.3 million to $0.4 million in the third quarter of 2001 from $2.7 million in the third quarter of 2000. We reported a loss on the sale of our Plastics events in the third quarter of 2000.

Income Taxes

     The provision for income taxes decreased $2.4 million in the quarter to $1.9 million in 2001 from $4.3 million in 2000. This decrease was primarily due to a decrease in taxable earnings related to reduced operating income and increased interest expense as more fully described above, partially offset by an increase in non-deductible amortization resulting from the DLJ Acquisition.

EBITDA

     EBITDA decreased $4.9 million, or 14.5%, to $28.5 million in the third quarter of 2001 from $33.4 million in the third quarter of 2000. The decrease was primarily due to a general economic downturn in our publishing segment as more fully discussed above and the effect of a net shift in the timing of seven trade shows, offset by reductions in general and administrative expense as more fully described above. Adjusting third quarter 2000 for the movement of trade shows from one quarter to another, EBITDA in the third quarter of 2001 decreased by $0.8 million, or 2.8% from the third quarter of 2000.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

Revenue

     Total revenue decreased $18.4 million, or 6.1%, to $284.9 million in the first nine months of 2001 from $303.3 million for the comparable period in 2000.

     Revenue from trade shows and conferences decreased $10.6 million, or 6.1%, to $162.5 million in the first nine months of 2001 from $173.1 million for the comparable period in 2000. This decrease was primarily attributable to the discontinuation of several events in our technology, science, art and European call center markets, a shift in the timing of when events take place, partially offset by revenue growth attributable to new event launches. Results for the nine months ended September 30, 2001 were impacted by a net shift in timing of six trade shows, including three major trade shows, Sensors and two fashion and apparel events. These events were held in the third quarter of 2000, but moved to the fourth quarter this year. Adjusting year to date 2000 results for all such movements, trade show revenue for the nine months ended September 30, 2001 decreased by $3.5 million, or 2.1%.

     Revenue from publications decreased $6.9 million, or 5.9%, to $109.1 million in the first nine months of 2001 from $116.0 million for the comparable period in 2000. This decrease was primarily attributable to a slowdown in our existing product portfolio due to a general economic downturn and the discontinuation of certain magazines published in 2000, partially offset by our acquisition of Motor Age and Auto Body Repair News magazines and launches in the first nine months of 2001. Advertising pages decreased approximately 4.8% while advertising revenue per page decreased 1.9%. The economic outlook in the publishing sector continues to be challenging, and forward visibility on our advertising revenue and pages is limited due to the concerns of our customers related to the overall business environment.

     Revenue from marketing services and other revenue was $13.3 million in the first nine months of 2001 compared to $14.2 million in the comparable period of 2000. Marketing services revenue is closely linked to our publishing operations and the decline in revenue is in line with the results of our publishing segment.

Production, Selling and Other Direct Expenses

     Production, selling and other direct expenses decreased $11.4 million, or 6.3%, to $169.4 million in the first nine months of 2001 from $180.8 million in the first nine months of 2000.

     Expenses of trade shows and conferences decreased $10.6 million, or 11.6%, to $80.7 million in the first nine months of 2001 from $91.3 million in the comparable period in 2000. This decrease was primarily due to cost savings associated with discontinued events and event timing shifts, partially offset by costs related to new product launches.

     Publication production, selling and other direct expenses decreased $0.8 million, or 0.9%, to $82.2 million in the first nine months of 2001 from $83.0 million in the first nine months of 2000. We have mitigated the effects of the 8% postal rate increase in January and the costs related to our acquisitions described above through cost savings on our base portfolio related to our ongoing cost management reduction program.

     Marketing services production, selling and other direct expenses was $6.5 million in the first nine months of 2001 and compared to $6.6 million in 2000.

General and Administrative Expenses

     General and administrative expenses increased $0.5 million, or 1.3%, to $38.6 million in the first nine months of 2001 from $38.1 million in 2000. This increase was primarily due to an increase in depreciation expense of $2.4 million related to the full-period depreciation effect of the development and expansion of our information technology infrastructure. The increase in depreciation was partially offset by reductions in employee compensation in line with our operating results.

     Our results in 2000, were positively impacted by non-cash compensation benefits of approximately $3.0 million recognized due to a decrease in the fair value of the shares underlying the options at the end of the period. We no longer have a variable-feature benefit plan after the acquisition and no longer recognize stock option compensation charges under the plan as currently in effect.

Amortization

     Amortization expense increased $7.1 million to $41.0 million in the first nine months of 2001 from $33.9 million in 2000 primarily due to increased amortization of intangible assets related to the DLJ Acquisition in October 2000.

Interest Expense

     Net interest expense increased $4.8 million, or 13.1%, to $41.7 million in the first nine months of 2001from $36.9 million in 2000 due to the additional indebtedness necessary to fund the DLJ Acquisition, partially offset by a 90 basis point decrease in weighted average interest rates. In February 2001, we replaced our then outstanding $150.0 million 9.25% senior subordinated notes with $160.0 million 12.00% senior subordinated notes.

Other Income and Expense

     Other income for the nine months ended September 30, 2001 was $1.2 million, compared to other expense of $2.7 million in 2000. In 2001, the Company recognized foreign currency gains of approximately $0.8 million and income of approximately $0.4 million related to a non-compete agreement associated with the sale of our Plastics events in 2000. In 2000, the Company recorded a loss of $2.4 million related to the sale of these Plastics events.

Income Taxes

     The provision for income taxes decreased $5.2 million in the first nine months of 2001 to $5.9 million from $11.1 million in 2000. This decrease was primarily due to a decrease in taxable earnings related to reduced operating income and increased interest expense as more fully described above, partially offset by an increase in non-deductible amortization resulting from the DLJ Acquisition.

EBITDA

     EBITDA decreased $7.1 million, or 7.9%, to $82.7 million in the first nine months of 2001 from $89.8 million in 2000. The decrease was primarily due to a general economic downturn in our publishing segment as more fully discussed above and the effect of a net shift in the timing of six trade shows. Adjusting the first nine months of 2000 for the movement of trade shows from one quarter to another, EBITDA for the first nine months of 2001 decreased by $3.9 million, or 4.5%, from 2000.

Liquidity and Capital Resources

     As of September 30, 2001, we had total indebtedness of $570.0 million and approximately $42.9 million of borrowings available under our credit facility, subject to customary conditions.

     Credit facility. The term loan facility under the credit facility consists of a $100.0 million amortizing term loan A maturing April 11, 2006 and a $315.0 million amortizing term loan B maturing October 11, 2008. The credit facility also includes an $80.0 million revolving credit facility. The revolving credit facility will terminate six and one-half years after the closing date. The credit facility may be increased by up to $50.0 million at our request, with the consent of the lenders or other financial institutions providing the increase. In February 2001, we repaid $10.8 million of term loan A and $34.2 million of term loan B at the closing of the issuance of our 12.00% senior subordinated notes.

     Borrowings under the credit facility generally bear interest based on a margin over, at our option, the base rate or the reserve-adjusted London-interbank offered rate (LIBOR). The applicable margin for revolving credit loans and term loan A will vary based upon our ratio of consolidated debt to EBITDA, as defined in the credit facility, and the applicable margin for term loan B is 3.50% over LIBOR and 2.25% over the base rate. Our obligations under the credit facility are guaranteed by Advanstar Holdings, Corp., our ultimate parent company, and all our existing and future domestic subsidiaries and are secured by substantially all of the assets of our company and the subsidiary guarantors, including a pledge of the capital stock of all our existing and future domestic subsidiaries, a pledge of no more than 65% of the voting stock of any foreign subsidiary directly owned by our company or any domestic subsidiary, a pledge of all intercompany indebtedness in favor of Advanstar, Inc., our company and our domestic subsidiaries, a pledge of our company's and Advanstar IH, Inc.'s capital stock by our parent company, and a pledge of our parent company's capital stock by Advanstar Holdings, Corp. The credit facility contains customary covenants, including covenants that limit our ability to incur debt, pay dividends and make investments, and customary events of default.

     Notes. The 12.00% senior subordinated notes (Notes) mature in 2011 and are guaranteed by each of our existing and future domestic restricted subsidiaries. Interest on the Notes is payable semi-annually in cash. The Notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments.

     Parent company notes. As part of the financing for the DLJ Acquisition, our parent, Advanstar, Inc., issued senior discount notes due October 2011 with a principal amount at maturity of $103.2 million. Concurrently with the closing of the offering of the Notes, Advanstar, Inc. sold additional senior discount notes due October 2011 with an additional aggregate principal amount at maturity of $68.6 million. These notes will not require cash interest payments until 2006 and contain customary covenants and events of default, including covenants that limit the ability of Advanstar, Inc. and its subsidiaries (including the Company) to incur debt, pay dividends and make investments. Neither we nor any of our subsidiaries guaranteed the notes. Advanstar, Inc., however, is a holding company and its ability to pay interest on these notes will be dependent upon the receipt of dividends from its subsidiaries, including our company.

     Capital expenditures

     Capital expenditures in the first nine months of 2001 were approximately $6.9 million. We anticipate that we will spend between $7.0 and $8.0 million on capital expenditures in 2001, primarily for expenditures related to our desktop computers and management information systems. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under the credit facility will be adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

     Acquisitions and Investments

     We have provided funding to Advanstar.com, our affiliate and a subsidiary of Advanstar, Inc., to support its operations. We provided funding of approximately $15.4 million in the first nine months of 2001 and anticipate that we will provide an aggregate of $2.1 million of additional funding in 2001. Our debt instruments limit the total amount we can invest in Advanstar.com. Based on current estimates, we anticipate that we will be able to make these investments within those limitations.

     Our business strategy includes the consummation of strategic acquisitions. In connection with any future acquisitions, we may require additional funding, which may be provided in the form of additional debt or equity financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms or in a manner that complies with the restrictive covenants in our debt instruments. Consistent with our longstanding strategy, we continue to pursue potential acquisitions of complementary businesses.

     Source of funds

     We generally operate with negative working capital, excluding cash and current maturities of long-term debt, due to the impact of deferred revenue from trade shows, which is billed and collected as deposits up to one year in advance of the respective trade show. Consequently, our existing operations are expected to maintain very low or negative working capital balances, excluding cash and current maturities of long-term debt. We anticipate that our operating cash flow, together with borrowings under the credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control, including a continued general weakening of the U.S. economy, or additional terrorist activity.

     From time to time, we will continue to explore additional financing methods and other means to lower our cost of capital, which could include stock issuance or debt financing and the application of the proceeds therefrom to the repayment of bank debt or other indebtedness.

     Historically, our financing requirements have been funded primarily through cash generated by operating activities and borrowings under our revolving credit facility. From time to time, we have also raised additional funds through sales of common stock, high yield offerings and term borrowings under our credit facility for purposes of completing strategic acquisitions.

     Cash flows from operating activities. Net cash provided by operations decreased $22.0 million, or 63.3%, to $12.7 million in the first nine months of 2001 from $34.7 million in the comparable period of 2000. The decrease was primarily due to the decrease in operating results more fully described above, an increase in working capital items and cash interest expense, partially offset by a net reduction in cash income taxes.

     Cash flows used in investing activities. Net cash used in investing activities increased $11.4 million for the first nine months of 2001 to $36.9 million, from $25.5 million in 2000. This increase was principally due to an increase in our funding of Advanstar.com during 2001 and increased investments in acquisitions during the period, partially offset by a decrease in capital expenditures and a decrease in cash proceeds related to the sale of properties.

     Cash flows from financing activities. Net cash provided by financing activities increased $34.1 million in the first nine months of 2001 to $24.8 million, from a use of cash of $9.3 million in the comparable period of 2000. This increase was principally due to the effect of refinancing the Notes (as more fully discussed above) and additional borrowings under our operating line of credit.

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

Interest. We rely significantly on variable rate and fixed rate debt in our capital structure. At September 30, 2001, we had fixed rate debt of $166.0 million and variable rate debt of $404.0 million. The pre-tax earnings and cash flows impact for the next year resulting from a 100 basis point increase in interest rates on variable rate debt would be a reduction of pre-tax earnings of $4.0 million, holding other variables constant and excluding the impact of our interest rate protection agreements. Under the credit facility, we are required to enter into interest rate protection agreements that have the effect of causing at least half of the outstanding term loan borrowings and senior subordinated notes to be fixed-rate borrowings. We have entered into agreements to cap the interest rate on $250.0 million of borrowings under our credit facility, which would have the effect of reducing the impact of interest rate increases on our earnings and cash flows.

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

A portion of our assets are based in our foreign locations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected in other comprehensive loss. Accordingly, our consolidated stockholder's equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

Our strategy for management of currency risk relies primarily upon conducting our operations in a country's respective currency and may, from time to time, involve currency derivatives, primarily forward exchange contracts, to reduce our exposure to currency fluctuations. As of September 30, 2001, there were open foreign exchange derivative contracts with a notional amount totaling $4.1 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to approximately $0.4 million. Actual results may differ.

PART II        Other Information

Item 4.        Submissions of Matters to a Vote of Security Holders.
               None

Item 6.        Exhibits and Reports filed on Form 8-K

Item 6(a).     Exhibits

Item 6(b).     Reports on Form 8-K

               The Company filed no reports on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Advanstar Communications Inc.


                                         By:    /s/ David W. Montgomery
                                              ----------------------------
Date: November 14, 2001                             David W. Montgomery
                                              Vice President - Finance and
                                                 Chief Financial Officer
                                                 (Authorized Officer and
                                              Principal Financial Officer)

                         Advanstar Communications Inc.
                                 Exhibit Index


Exhibit No.