Form 10-Q
period 2002-03-31
ADVANSTAR COMMUNICATIONS INC
filed 2002-05-20
CIK 1062771

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2002

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        As of May 20, 2002, 1,000,000 shares of the Registrant's common stock were outstanding.

PART I
Financial Information

Item 1. Financial Statements:

ADVANSTAR COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$16,182	$44,636
Accounts receivable, net	23,251	22,891
Prepaid expenses	9,107	11,402
Other	1,426	1,477

Total current assets	49,966	80,406
Property, plant and equipment, net	24,523	25,456
Intangible and other assets
Goodwill, net	655,929	653,758
Intangibles and other, net	198,929	202,993

Total intangible and other assets	854,858	856,751

Total assets	$929,347	$962,613

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Current maturities of long-term debt	$17,000	$16,200
Accounts payable	26,953	29,794
Accrued liabilities	24,237	28,207
Deferred revenue	23,959	54,049

Total current liabilities	92,149	128,250
Long-term debt, net of current maturities	549,550	553,800
Deferred income taxes	16,036	30,541
Other long-term liabilities	3,246	4,435
Due to Parent	4,874	3,662
Minority interests	14,648	14,640
Commitments and contingencies
Stockholder's equity
Common stock, $.01 par value; 40,000,000 shares authorized; 1,000,000 shares issued and outstanding at March 31, 2002 and December 31, 2001	10	10
Capital in excess of par	315,617	278,425
Accumulated deficit	(61,631)	(45,194)
Accumulated other comprehensive loss	(5,152)	(5,956)

Total stockholder's equity	248,844	227,285

Total liabilities and stockholder's equity	$929,347	$962,613

See notes to condensed consolidated financial statements.

ADVANSTAR COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands—Unaudited)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Net revenue	$109,427	$128,647

Operating expenses:
Costs of production	23,190	25,601
Selling, editorial and circulation	34,688	44,766
Funding of affiliated dot.com company operations (see Note 7)	38,079	—
General and administrative	11,346	13,197
Depreciation and amortization	17,435	15,788

Total operating expenses	124,738	99,352

Operating income (loss)	(15,311)	29,295
Other income (expense):
Interest expense, net	(12,674)	(14,674)
Other income (expense), net	1,042	(938)

Income (loss) before income taxes and minority interests	(26,943)	13,683
Provision (benefit) for income taxes	(10,594)	8,167
Minority interests	(88)	(134)

Income (loss) before extraordinary item and accounting change	(16,437)	5,382
Extraordinary item, net of tax	—	(2,556)
Cumulative effect of accounting change, net of tax	—	(552)

Net income (loss)	$(16,437)	$2,274

See notes to condensed consolidated financial statements.

ADVANSTAR COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands—Unaudited)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Operating Activities
Net income (loss)	$(16,437)	$2,274
Adjustments to reconcile net income (loss) to net cash provided by operating activities, excluding effects of acquisitions:
Provision for notes and advances from affiliated dot.com company (see Note 7)	37,192	—
Deferred income taxes	(14,505)	—
Extraordinary item—early extinguishment of debt, net of taxes	—	2,538
Unrealized (gain) loss on derivative financial instruments	(905)	1,984
Depreciation and amortization	17,365	15,788
Non-cash interest	616	536
Loss on sales of assets and other	158	159
Changes in operating assets and liabilities	(33,963)	(16,200)

Net cash provided by (used in) operating activities	(10,479)	7,079

Investing Activities
Additions to property, plant and equipment	(1,289)	(1,638)
Acquisition of publications and trade shows, net of cash acquired	(11,744)	(3,784)
Increase in advances and notes due from affiliate	—	(7,524)
Proceeds from sale of assets and other	8	17

Net cash used in investing activities	(13,025)	(12,929)

Financing Activities
Net proceeds from revolving credit facility	—	15,000
Borrowings of long-term debt	—	160,000
Payments of long-term debt	(3,450)	(195,000)
Long-term debt financing costs	(1,755)	(7,606)
Proceeds from capital contributions	—	34,775

Net cash provided by (used in) financing activities	(5,205)	7,169
Effect of exchange rate changes on cash and cash equivalents	255	276
Net (decrease) increase in cash and cash equivalents	(28,454)	1,595
Cash and cash equivalents, beginning of period	44,636	17,675

Cash and cash equivalents, end of period	$16,182	$19,270

See notes to condensed consolidated financial statements.

ADVANSTAR COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by Advanstar Communications Inc. (Communications, or the Company) in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes that all adjustments, consisting solely of normal recurring items, considered necessary for a fair presentation have been included, and that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements, however, should be read in conjunction with the audited financial statements and the related notes, included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2001. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2002.

2.    Goodwill and Intangible Assets

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized. However, the Company is required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The Company expects to complete its initial impariment review of goodwill during the second quarter of 2002 and has not yet determined the impact of adopting the impairment review provisions of SFAS No. 142.

        Upon adoption of SFAS No. 142, the Company discontinued the amortization of goodwill and accelerated amortization of trade exhibitor and advertiser lists to match the related expected benefit of these assets. The Company recorded $6.3 million of additional amortization as a result of changing from straight line amortization to accelerated amortization on these assets. The following table represents a reconciliation of income before extraordinary item and accounting change and net income adjusted for the exclusion of goodwill amortization, net of tax (in thousands):

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Reported income (loss) before extraordinary item and accounting change	$(16,437)	$5,382
Add: goodwill amortization, net of tax	—	4,569

Adjusted income (loss) before extraordinary item and accounting change	$(16,437)	$9,951

Reported net income (loss)	$(16,437)	$2,274
Add: goodwill amortization, net of tax	—	4,569

Adjusted net income (loss)	$(16,437)	$6,843

        The changes in the carrying amount of goodwill for the three months ended March 31, 2002, by operating segment, are as follows (in thousands):

	Trade Shows and Conferences	Trade Publications	Marketing Services	Totals
Balance as of December 31, 2001	$517,631	$110,461	$25,666	$653,758
Goodwill acquired during the period	4,494	(1,853)	(470)	2,171

Balance as of March 31, 2002	$522,125	$108,608	$25,196	$655,929

        During the first quarter of 2002 we completed the acquisitions of the AIIM International Exposition and Conference and the First Global Media Group with a cumulative purchase price totaling approximately $11.7 million in cash and assumed liabilities. We have accounted for our acquisitions under the purchase method of accounting and our results of operations include the effect of these acquisitions from the date of purchase. Certain of the liabilities assumed and the identified intangible assets in connection with the 2001 and 2002 acquisitions have been recorded based on preliminary estimates as of the dates of acquisition and are subject to adjustment upon completion of the allocation of the purchase price. The pro forma operating results of the acquisitions are not material to our operating results.

        Trade exhibitor and advertiser lists are amortized on an accelerated basis over eight years while subscriber lists and other intangible assets are amortized on a straight-line basis over three to 10 years and consist of the following as of March 31, 2002 and December 31, 2001 (in thousands):

	March 31, 2002	December 31, 2001
Trade exhibitor lists	$166,722	$160,318
Advertiser lists	34,950	33,302
Subscriber lists	23,190	22,339
Other intangible assets	2,714	1,758
Other assets	22,336	20,582

	249,912	238,299
Accumulated amortization	(50,983)	(35,306)

Total intangible and other assets, net	$198,929	$202,993

        Estimated amortization expense of identified intangible assets for the next five years are as follows (in thousands):

2002	$54,166
2003	41,931
2004	28,179
2005	21,589
2006	16,681

3.    Derivative Financial Instruments

        Effective January 1, 2001, the Company adopted Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which required derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivative financial instruments must be recognized currently in earnings unless specific hedge accounting criteria are met. For those instruments which meet the hedging criteria, gains and losses will be recognized in other comprehensive income rather than in earnings.

        The Company's adoption of FAS 133 on January 1, 2001 resulted in the cumulative effect of an accounting change of a reduction in income of approximately $0.6 million, net of tax, and a reduction to other comprehensive income of approximately $0.2 million, net of tax.

        The Company uses derivative instruments to manage exposure to interest rate and foreign currency risks. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impact of these exposures.

Interest Rate Risk

        Variable rate debt instruments are subject to interest rate risk. The Company has entered into interest rate collar agreements with remaining maturities of up to twenty three months to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The effective portion of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income in stockholder's equity and is recognized in earnings as the underlying interest expense is incurred. The ineffective portion of the interest rate collar and cap agreements is recognized in current earnings. For the periods ended March 31, 2002 and 2001, the Company recorded a gain (loss) of $0.1 million and $(1.6) million related to ineffective portion of the of interest rate collar agreements. These amounts are included in other income on the Company's consolidated statement of operations.

Foreign Currency Risk

        Certain forecasted transactions are exposed to foreign currency risk. Foreign currencies hedged are the Euro, the British Pound Sterling, and the Brazilian Real. Forward contracts are used to manage the exposure associated with forecasted international revenue transactions for up to twelve months in the future and are designated as cash flow hedging instruments. Changes in fair value of these instruments are reported as a component of accumulated other comprehensive income in stockholder's equity and are recognized in earnings as the underlying revenue is recognized. Forward contracts not designated as hedging instruments under SFAS No. 133 are also used to manage the impact of the variability in exchange rates. Changes in the fair value of these foreign exchange contracts are recognized in current earnings.

        At March 31, 2002, the Company had foreign exchange derivative contracts to sell with a notional amount totalling $6.2 million and to buy totalling $1.1 million. The estimated fair value of the foreign exchange contracts based upon market quotes was a net asset of $0.2 million at March 31, 2002. For the periods ended March 31, 2002 and 2001, the Company recorded a gain (loss) of $0.8 million and $0.5 million related to the change in fair value of the foreign exchange contracts. These amounts are included in other income on the Company's consolidated statement of operations.

Accumulated Other Comprehensive Income (Loss)

        The following table summarizes the effects of FAS 133 on the Company's accumulated other comprehensive income as of March 31, 2002 (in thousands):

	Interest Rate Collar Agreements	Foreign Exchange Contracts	Total
Net of taxes:
Accumulated other comprehensive income (loss) balance at December 31, 2001	$(4,189)	$5	$(4,184)
Unwound from accumulated other comprehensive Income (loss) during the period	1,218	(5)	1,213
Mark to market of hedge contracts	176	—	176

Accumulated other comprehensive income (loss) balance at March 31, 2002	$(2,795)	$—	$(2,795)

        The fair value of the Company's derivatives was a net liability position of $4.5 million and $7.7 million at March 31, 2002 and December 31, 2001, respectively, of which $4.3 million and $6.6 million is included in other accrued liabilities at March 31, 2002 and December 31, 2001, respectively, and $0.2 million and $1.1 million is included in other non-current liabilities at March 31, 2002 and December 31, 2001, respectively, in the accompanying consolidated balance sheets.

Statement of Operations

        The following table summarizes the effects of FAS 133 on the Company's statement of operations for the periods ended March 31, 2002 and March 31, 2001 (in thousands):

	Interest Rate Collar Agreements	Foreign Exchange Contracts	Total
Three months ended March 31, 2002
Other income (expense)	$126	$776	$902

Total statement of operations impact before taxes	$126	$776	$902

Three months ended March 31, 2001
Other income (expense)	$(1,594)	$483	$(1,111)

Total statement of operations impact before taxes	$(1,594)	$483	$(1,111)

4.    Debt

Credit Facility

        The senior credit facility (the Credit Facility) consists of (i) $415 million of term loans payable in quarterly installments beginning March 31, 2001 and continuing through October 11, 2007 and (ii) $80 million of revolving loan availability. The Credit Facility contains a number of covenants that, among other things, require the Company to maintain certain financial ratios, including leverage and fixed charge coverage ratios, as defined. Failure of the Company to comply with any of these covenants may cause an event of default under the Credit Facility.

        Borrowings under the Credit Facility are secured by substantially all of the Company's assets. In addition, as of March 31, 2002, the Company has interest rate protection agreements for a notional amount of $250 million that effectively guarantee that the Company's interest rate on $250 million of the Company's Credit Facility will not exceed 12.25 percent, nor be less than 8.25 percent. The net interest paid or received is included in interest expense. At March 31, 2002, the estimated fair value of the interest rate protection agreements was a net liability position to the Company of approximately $4.6 million. As of March 31, 2002, the Company had approximately $42.9 million of borrowings available under the Credit Facility, subject to customary conditions.

Senior Subordinated Notes

        On January 9, 2001, in connection with the acquisition of the Company's parent, Advanstar, Inc., by a group of investors, including DLJMB, the 9.25 percent senior subordinated notes due in 2008 (the Notes) were tendered at an offer price in cash equal to 101 percent of the aggregate principal amount, plus accrued interest. The Company financed the repurchase of the Notes with bridge financing. The premium paid on the tender of the Notes of approximately $1.0 million, net of related tax benefits, is reflected as an extraordinary item in the accompanying 2001 condensed consolidated statement of operations.

        On February 21, 2001, the Company issued $160.0 million of unsecured, 12 percent senior subordinated notes due 2011 (the Replacement Notes). Interest on the Replacement Notes is payable semiannually on February 15 and August 15 of each year commencing on August 15, 2001. The Replacement Notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by the Company and its wholly owned domestic subsidiaries. As part of tendering of the Notes, the Company wrote-off the remaining unamortized deferred financing costs of approximately $1.6 million, net of related tax benefits, which is reflected as an extraordinary item in the accompanying 2001 consolidated statement of operations.

        Concurrent with the issuance of the Replacement Notes, Advanstar, Inc. issued units comprised of 15 percent senior discount notes (the Discount Notes), with an aggregate principal amount at maturity of approximately $68.6 million and warrants to purchase shares of common stock of its parent, Advanstar Holdings Corp. (Holdings), for consideration of approximately $34.8 million. Advanstar, Inc. contributed the proceeds from the issuance of the Discount Notes to the Company. The Company used the proceeds from issuance of the Replacement Notes and the Discount Notes to repay and terminate the bridge financing and to repay approximately $45.0 million of term loan borrowings under the Credit Facility. The contribution of the proceeds from the Discount Notes by Advanstar, Inc. to the Company was treated as a capital contribution.

        Long-term debt consists of the following (in thousands):

	March 31, 2002	December 31, 2001
Term loan A, interest at LIBOR plus 3.25%; 4.89% at March 31, 2002, due quarterly through April 11, 2007	$86,250	$89,200
Term loan B, interest at LIBOR plus 3.75%; 5.62% March 31, 2002, due quarterly through October 11, 2007	280,800	280,800
Revolving credit loan, interest at LIBOR plus 4.87%; 5.10% at March 31, 2002, due April 11, 2007	34,000	34,000
Senior subordinated notes at 12.00%, due 2011	160,000	160,000
Acquisition note payable, interest at 5.50%, due monthly through 2004	5,500	6,000

	566,550	570,000
Less-Current maturities	(17,000)	(16,200)

	$549,550	$553,800

        The Company's credit facility contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. Additionally, certain financial covenants under the Replacement Notes include a maximum leverage ratio, limitations on certain asset dispositions, payments, debt incurrence, dividends and other restricted payments. In March 2002, the Company obtained an amendment to the Credit Facility providing for certain revisions to the quarterly financial covenants applicable in 2002 and 2003. The Company was in compliance with all covenants as of March 31, 2002.

5.    Comprehensive Income

        The tables below present comprehensive loss, defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders (in thousands):

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Net income (loss)	$(16,437)	$2,274
Change in cumulative translation adjustment	(585)	(2,198)
Change in unrealized losses on derivative financial Instruments, net of taxes	1,389	(574)

Comprehensive loss	$(15,633)	$(498)

6.    Segment Information

	Trade Shows and Conferences	Trade Publications	Marketing Services	Corporate and Other	Totals
	(In thousands)
Three months ended March 31, 2002
Revenues	$76,465	$28,674	$3,576	$712	$109,427
Operating income (loss)	42,745	5,741	1,589	(65,386)	(15,311)
Segment assets	683,073	177,368	28,222	40,684	929,347
Three months ended March 31, 2001
Revenues	$89,564	$34,640	$4,170	$273	$128,647
Operating income (loss)	48,205	7,224	1,856	(27,990)	29,295
Segment assets	272,065	571,017	2,219	107,470	952,771

        The reconciliation of total segment gross profit to consolidated pre-tax income (loss) is as follows (in thousands):

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Total segment operating income (loss)	$(15,311)	$29,295
Interest expense	(12,674)	(14,674)
Other income (expense), net	1,042	(938)

Consolidated income (loss) before taxes and minority interests	$(26,943)	$13,683

7.    Related-Party Transactions

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

        In the third quarter of 2001, certain events, including the slowdown in the economy, the changing business environment and continuing operating losses of Advanstar.com, caused management of Advanstar, Inc. to consider certain transactions between its two sister subsidiaries, the Company and Advanstar.com, to satisfy the outstanding advances and notes due to the Company from Advanstar.com. Accordingly, through December 31, 2001 the Company accounted for these advances and notes to Advanstar.com as a charge to capital in excess of par value in the accompanying consolidated balance sheet, pending final determination of the disposition of these advances and notes.

        In the first quarter of 2002, management of Advanstar, Inc. began to consider the further consolidation of the activities of Advanstar.com with Communications, or a merger of Advanstar.com into Communications in response to the changing business environment and continuing operating losses of Advanstar.com. Consequently, the Company recorded a first quarter non-cash charge of $37.2 million related to a provision against the outstanding advances and notes due to the Company from Advanstar.com as of December 31, 2001.

        In the first quarter of 2002 the Company began recording the advances and notes issued during the quarter as an operating expense on the Company's condensed consolidated statement of operations, as a reflection of the ongoing nature of the operations of Advanstar.com in support of the Company's operations as a result of the restructuring of the activities of Advanstar.com in 2001. Net advances and notes during the quarter were approximately $0.9 million.

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

        Advanstar Holdings Corp. has agreed to pay CSFB an annual advisory fee of $0.5 million, until the earlier to occur of (1) an initial public offering of Holdings, (2) the date when the DLJ Merchant Banking funds own less than 16 2/3% of the shares of Holdings' common stock held by them on the closing date of the acquisition and (3) October 11, 2005. Payment of the advisory fee will be dependent upon the receipt of dividends from its subsidiaries, including the Company.

Parent Company Notes.

        As part of the financing for the Acquisition, our parent, Advanstar, Inc., issued senior discount notes due October 2011 with a principal amount at maturity of $103.2 million. Concurrently with the closing of the offering of the Notes, Advanstar, Inc. sold additional senior discount notes due October 2011 with an additional aggregate principal amount at maturity of $68.6 million. These notes do not require cash interest payments until 2006. Neither we nor any of our subsidiaries guaranteed the senior discount notes. Advanstar, Inc., however, is a holding company and its ability to pay interest on these senior discount notes will be dependent upon the receipt of dividends from its subsidiaries, including the Company.

8.    New Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has adopted FAS 144 on January 1, 2002. The adoption of FAS 144 did not impact the results of operations or financial position of the Company for the period ended March 31, 2002.

9.    Supplemental Guarantor Condensed Consolidating Financial Statements

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

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Condensed consolidating balance sheets
As of March 31, 2002
(in thousands—unaudited)

	Communications	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$5,195	$—	$10,987	—	$16,182
Accounts receivable, net	22,935	(1,973)	2,289	—	23,251
Prepaid expenses	4,721	1,979	2,407	—	9,107
Intercompany receivable (payable)	(148,099)	154,221	(6,122)	—	—
Other	1,357	10	59	—	1,426

Total current assets	(113,891)	154,237	9,620	—	49,966
Noncurrent assets:
Property, plant and equipment, net	22,536	932	1,055	—	24,523
Intangible and other assets, net	424,961	350,504	79,393	—	854,858
Investments in subsidiaries	540,308	—	—	(540,308)	—

	$873,914	$505,673	$90,068	$(540,308)	$929,347

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$17,000	—	—	—	$17,000
Accounts payable	18,898	3,365	4,690	—	26,953
Deferred revenue	19,230	2,352	2,377	—	23,959
Accrued liabilities	17,705	3,145	3,387	—	24,237

Total current liabilities	72,833	8,862	10,454	—	92,149
Long term debt, net of current maturities	549,550	—	—	—	549,550
Deferred income taxes and other long-term liabilities	(18,877)	37,802	357	—	19,282
Due to parent	4,874	—	—	—	4,874
Minority interests	14,332	—	316	—	14,648
Stockholder's equity:
Common stock	10	3	474	(477)	10
Capital in excess of par value	315,617	438,117	87,837	(525,954)	315,617
Accumulated deficit	(61,631)	20,889	(7,012)	(13,877)	(61,631)
Accumulted other comprehensive income	(2,794)	—	(2,358)	—	(5,152)

Total stockholder's equity	251,202	459,009	78,941	(540,308)	248,844

	$873,914	$505,673	$90,068	$(540,308)	$929,347

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Condensed consolidating statements of operations
Three months ended March 31, 2002
(in thousands—unaudited)

	Communications	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated total
Net revenue	$66,744	$30,048	$12,635	$—	$109,427
Operating expenses:
Cost of production and selling, editorial and circulation	41,275	8,520	8,083	—	57,878
General and administrative	9,431	450	1,465	—	11,346
Funding of affiliated dot.com company operations	38,079	—	—	—	38,079
Depreciation and amortization	8,892	7,755	788	—	17,435

Total operating expenses	97,677	16,725	10,336	—	124,738

Operating income (loss)	(30,933)	13,323	2,299	—	(15,311)
Other income (expense):
Interest expense, net	(12,537)	—	(137)	—	(12,674)
Other income (expense), net	1,351	—	(309)	—	1,042

Income (loss) before income taxes and minority interests	(42,119)	13,323	1,853	—	(26,943)
Provision (benefit) for income taxes	(16,852)	5,052	1,206	—	(10,594)
Minority interests	(55)	—	(33)	—	(88)
Equity in earnings of subsidiaries	8,885	—	—	(8,885)	—

Net income (loss)	$(16,437)	$8,271	$614	$(8,885)	$(16,437)

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Condensed consolidating statements of cash flows
Three months ended March 31, 2002
(in thousands—unaudited)

	Communications	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Operating activities:
Net income (loss)	$(16,437)	$8,271	$614	$(8,885)	$(16,437)
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Provision for notes and advances from affiliated dot.com company	37,192	—	—	—	37,192
Deferred income taxes	(14,505)	—	—	—	(14,505)
Equity in earnings of subsidiaries	(8,885)	—	—	8,885	—
Extraordinary item-early extinguishment of debt	—	—	—	—	—
Unrealized (gain) loss on derivative financial instruments	(905)	—	—	—	(905)
Depreciation and amortization	8,865	7,755	745	—	17,365
Non-cash Items	616	—	—	—	616
Loss on sales of assets and other	125	—	33	—	158
Change in working capital items items	(18,659)	(16,012)	708	—	(33,963)

Net cash provided by operating activities	(12,593)	14	2,100	—	(10,479)

Investing activities:
Additions to property, plant and equipment	(1,146)	(14)	(129)	—	(1,289)
Acquisitions of publications and trade shows, net of proceeds	(9,589)	—	(2,155)	—	(11,744)
Increase in advances and notes due from affiliate	—	—	—		—
Proceeds from sale of assets and other	8	—	—	—	8

Net cash provided used in investing activities	(10,727)	(14)	(2,284)	—	(13,025)

Financing activities:
Payments of long-term debt, net	(3,450)	—	—	—	(3,450)
Deferred financing costs	(1,755)	—	—	—	(1,755)

Net cash provided by (used in) financing activities	(5,205)	—	—	—	(5,205)
Effect of exchange rate changes on cash	(186)	—	441	—	255

Net increase (derease) in cash and cash equivalaents	(28,711)	—	257	—	(28,454)
Cash and cash equivalents, beginning of year	33,906	—	10,730	—	44,636

Cash and cash equivalents, end of year	$5,195	$—	$10,987	$—	$16,182

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Condensed consolidating balance sheets
As of December 31, 2001
(in thousands—unaudited)

	Communications	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$33,906	$—	$10,730	—	$44,636
Accounts receivable, net	20,049	63	2,779	—	22,891
Prepaid expenses	6,202	2,511	2,689	—	11,402
Intercompany receivable (payable)	(148,162)	153,827	(5,665)	—	—
Other	(2,483)	—	3,960	—	1,477

Total current assets	(90,488)	156,401	14,493	—	80,406
Noncurent assets:
Property, plant and equipment, net	23,299	1,042	1,115	—	25,456
Intangible and other assets, net	420,041	358,135	78,575	—	856,751
Investments in subsidiaries	531,816	—	—	(531,816)	—

	$884,668	$515,578	$94,183	$(531,816)	$962,613

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current maturities of long-term debt	$16,200	—	—	—	$16,200
Accounts payable	20,883	2,609	6,302	—	29,794
Deferred revenue	25,750	21,657	6,642	—	54,049
Accrued liabilities	24,147	2,772	1,288	—	28,207

Total current liabilities	86,980	27,038	14,232	—	128,250
Long term debt, net of current maturities	553,800	—	—	—	553,800
Deferred income taxes and other Long-term liabilities	(3,184)	37,802	358	—	34,976
Due to parent	3,662	—	—	—	3,662
Minority interest	14,352	—	288	—	14,640
Shareholder's equity:
Common stock	10	3	475	(478)	10
Capital in excess of par value	278,425	438,117	88,226	(526,343)	278,425
Acclumulated deficit	(45,194)	12,618	(7,623)	(4,995)	(45,194)
Accum other comprehensive income	(4,183)	—	(1,773)		(5,956)

Total shareholder's equity	229,058	450,738	79,305	(531,816)	227,285

	$884,668	$515,578	$94,183	$(531,816)	$962,613

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Condensed consolidating statements of operations
Three months ended March 31, 2001
(in thousands—unaudited)

	Communications	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Net revenue	$77,242	$34,005	$17,400	$—	$128,647
Operating expenses:
Cost of production and selling, editorial and circulation	48,324	9,249	12,794	—	70,367
General and administrative	11,193	274	1,730	—	13,197
Depreciation and amortization	13,540	936	1,312	—	15,788

Total operating expenses	73,057	10,459	15,836	—	99,352
Operating income (loss)	4,185	23,546	1,564	—	29,295
Other income (expense):
Interest expense, net	(14,388)	—	(286)	—	(14,674)
Other income (expense), net	(985)	—	47	—	(938)

Income (loss) before income taxes and minority interests	(11,188)	23,546	1,325	—	13,683
Provision (benefit) for income taxes	(2,284)	8,918	1,533	—	8,167
Minority interests	(134)	—	—	—	(134)
Equity in (loss) of subsidiaries	14,420	—	—	(14,420)	—

Income (loss) before extraordinary item and accounting change	5,382	14,628	(208)	(14,420)	5,382
Extraordinary item	(2,556)	—	—	—	(2,556)
Cumulative effect of accounting change	(552)	—	—	—	(552)

Net income (loss)	$2,274	$14,628	$(208)	$(14,420)	$2,274

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Condensed consolidating statements of cash flows
Three months ended March 31, 2001
(in thousands—unaudited)

	Communications	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Operating activities::
Net income (loss)	$2,274	$14,628	$(208)	$(14,420)	$2,274
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Equity in earnings of subsidiaries	(14,420)	—	—	$14,420	—
Extraordinary item-early extinguishment of debt	2,538	—	—	—	2,538
Unrealized (gain) loss on derivative financial instruments	1,984	—	—		1,984
Depreciation and amortization	13,540	936	1,312	—	15,788
Non-cash Items	536	—	—	—	536
Loss on sales of assets and other	159	—	—		159
Change in working capital items	(911)	(15,474)	185	—	(16,200)

Net cash provided by operating activities	5,700	90	1,289	—	7,079

Investing activities:
Additions to property, plant and equipment	(1,437)	(90)	(111)	—	(1,638)
Acquisitions of publications and trade shows, net of proceeds	(4,298)	—	514	—	(3,784)
Increase in advances and notes due from affiliate	(7,524)	—	—	—	(7,524)
Proceeds from sale of assets and other	17	—	—	—	17

Net cash used in investing activities	(13,242)	(90)	403	—	(12,929)

Financing activities:
Net proceeds from revolving credit facility	15,000	—	—	—	15,000
Borrowings of long-term debt	160,000	—	—	—	160,000
Payments of long-term debt	(195,000)	—	—	—	(195,000)
Long-term debt financing costs	(7,606)	—	—	—	(7,606)
Proceeds from capital contributions	34,775	—	—	—	34,775

Net cash provided by (used in) financing activities	7,169	—	—	—	7,169
Effect of exchange rate changes on cash	—	—	276	—	276

Net increase (decrease) in cash and cash equivalents	(373)	—	1,968	—	1,595
Cash and cash equivalents, beginning of year	10,736	1	6,938	—	17,675

Cash and cash equivalents, end of year	$10,363	$1	$8,906	$—	$19,270

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

        This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned not to place undue reliance on these forward-looking statements, including statements about plans and objectives of management and market growth and opportunity. These forward-looking statements are neither promises or guarantees and involve risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements. You should not expect that these forward-looking statements will be updated or supplemented as a result of changing circumstances or otherwise, and we disavow and disclaim any obligation to do so. Important cautionary statements and risk factors that would affect actual results are discussed in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission, including those under the caption entitled "Certain Factors Which May Affect Future Results" in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

General

        We are is a worldwide provider of integrated, business-to-business marketing communications products and services for targeted industry sectors, principally through trade shows and conferences and through controlled circulation trade, business and professional magazines. We also provide a broad range of other marketing services products, including classified advertising, direct mail services, reprints, database marketing, guides and reference books.

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

        Trade shows and conferences accounted for approximately 70% of total revenue in each of the three month periods ended March 31, 2002 and 2001. Trade publications accounted for approximately 26% of total revenue in each of the three month periods ended March 31, 2002 and 2001, while marketing services accounted for approximately 4% of total revenue in each of the three month periods ended March 31, 2002 and 2001. Our revenue reaches its highest levels during the first and third quarters of the year due to the timing of the MAGIC trade shows and our other large trade shows and conferences. In comparing results between years, we may experience fluctuations in quarterly revenue based on the movement of trade show dates from one quarter to another because trade show and conference revenue is recognized when a particular event is held.

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

        In 2001, our parent, Advanstar, Inc., more tightly focused the activities of Advanstar.com. These plans will have the effect of more closely integrating many of the sales, marketing, technology and operating functions of Advanstar.com with our core activities in publishing, trade shows, and marketing services. As a result of the reorganization and redirection of the activities of Advanstar.com during

2001, management anticipates that there will be a significant reduction in the levels of funding by the Company to Advanstar.com during 2002 and subsequent periods.

        In the third quarter of 2001, certain events, including the slowdown in the economy, the changing business environment and continuing operating losses of Advanstar.com, caused management of Advanstar, Inc. to consider certain transactions between its two sister subsidiaries, the Company and Advanstar.com, to satisfy the outstanding advances and notes due to the Company from Advanstar.com. Accordingly, through December 31, 2001 the Company accounted for these advances and notes to Advanstar.com as a charge to capital in excess of par value in the accompanying consolidated balance sheet, pending final determination of the disposition of these advances and notes.

        In the first quarter of 2002, management of Advanstar, Inc. began to consider the further consolidation of the activities of Advanstar.com with Communications, or a merger of Advanstar.com into Communications in response to the changing business environment and continuing operating losses of Advanstar.com. Consequently, the Company recorded a first quarter non-cash charge of $37.2 million related to a provision against the outstanding advances and notes due to the Company from Advanstar.com as of December 31, 2001.

        In the first quarter of 2002 the Company began recording the advances and notes issued during the quarter as an operating expense on the Company's condensed consolidated statement of operations, as a reflection of the ongoing nature of the operations of Advanstar.com in support of the Company's operations as a result of the restructuring of the activities of Advanstar.com in 2001. Net advances and notes during the quarter were approximately $0.9 million.

  Recent Developments

        Our business and results of operations for the quarter ended March 31, 2002 were significantly impacted by the downturn in the U.S. economy, particularly in our Information Technology & Communications cluster and Travel & Hospitality cluster. The events of September 11th also impacted our results, including cancellations and reductions in ad pages, particularly in our travel industry publications.

        In response to the decline in revenues throughout 2001 and into 2002, we implemented early and aggressive cost management actions, including the layoff of approximately 236 staff, reductions in travel and other operating costs, and reorganization of certain support functions and processes. Through these cost initiatives, we were able to limit the decline in our 2002 EBITDA to 12.5% from the first quarter of 2001 and increase our EBITDA operating margins to 35.8% for the first quarter of 2002, up from 34.8% for the first quarter of 2001.

        The persistence of the general economic slowdown in the U.S. and the uncertainties relating to the ongoing impact from the events of September 11 will likely result in continued weakness in overall marketing and advertising expenditures by our customers throughout most of 2002. As a result, we expect our revenues and EBITDA to reflect this overall weakness. However, we believe that our balanced portfolio between trade shows and publications and our diversification across many industry sectors may mitigate the overall impact from continued weakness in general economic conditions and reduce potential volatility of any one sector.

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

  Presentation of Financial Information

Acquisitions and Joint Ventures

  •
  From January 1, 2000 through December 31, 2000 we completed the acquisitions of the German Documents, Messaging and Security "DMS" tradeshow, Info 21 magazine, Brand Licensing London tradeshow and we purchased the outstanding minority interest in SeCA, our French joint venture, with a cumulative purchase price totaling approximately $21.4 million in cash and assumed liabilities.

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

  •
  From January 1, 2002 through March 31, 2002 we completed the acquisitions of the AIIM International Exposition and Conference and the First Global Media Group with a cumulative purchase price totaling approximately $11.7 million in cash and assumed liabilities.

        We have accounted for our acquisitions under the purchase method of accounting and our results of operations include the effect of these acquisitions from the date of purchase. Certain of the liabilities assumed and the identified intangible assets in connection with the 2001 and 2002 acquisitions have been recorded based on preliminary estimates as of the dates of acquisition and are subject to adjustment upon completion of the allocation of the purchase price. The pro forma operating results of the acquisitions are not material to our operating results.

The Acquisition

        As a result of the acquisition of our Company by the DLJ Merchant Banking funds (the Acquisition) in October, 2000, we have, and will continue to have, significantly higher indebtedness and interest expense than reflected in our previous historical results of operations. In addition, the Acquisition was accounted for under the purchase method of accounting. Under the purchase method, the purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder being allocated to goodwill. Accordingly, the increase in basis of our assets resulted in non-cash depreciation and amortization charges in 2001 that were significantly higher than that reflected in our previous historical financial information.

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

        We apply the following critical accounting policies in the preparation of our consolidated financial statements:

    Revenue Recognition.    We recognize revenue as discussed in the "Sources of Revenue" section above.

    Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

    Deferred Taxes.    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to subsequently determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Similarly, should we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset would reduce income in the period such determination was made.

    Impairment of Long-Lived Assets.    We evaluate the recoverability of our identifiable intangible assets, and other long-lived assets in accordance with SFAS No. 144 which generally requires us to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. We use the fair value method to assess our goodwill on at least an annual basis. Impairments will be recorded in income from continuing operations. We had a carrying amount of $655.9 million of goodwill at March 31, 2002.

    On January 1, 2002, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142) became effective for the Company and as a result, the Company will cease to amortize approximately $653.8 million of goodwill. We had recorded approximately $24.9 million of amortization on these amounts during 2001. In lieu of amortization, The Company is required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. The Company expects to complete the initial review during the second quarter of 2002 and has not yet determined the impact of adopting the impairment review provisions of SFAS No. 142.

Selected Financial Data

        The following table sets forth selected statements of operations and other financial data.

        We define "EBITDA" as operating income plus amortization and depreciation less amounts attributable to minority interests. EBITDA does not represent, and should not be considered to be, an alternative to net income or cash flow from operations as determined in accordance with GAAP, and our calculation thereof may not be comparable to that reported by other companies. We believe that EBITDA provides useful information regarding our ability to service and/or incur indebtedness and is used by many other companies. Our key financial covenants under our existing credit facility, which impact the amount of indebtedness we are permitted to incur, are based, in part, on our EBITDA. EBITDA does not take into account our working capital requirements, debt service requirements and other commitments. Accordingly, EBITDA is not necessarily indicative of amounts that may be available to us for discretionary uses.

        "Adjusted EBITDA" is defined as EBITDA plus the provision for notes and advances due from Advanstar.com. We believe that "Adjusted EBITDA" is a useful supplement to net income in understanding cash flows generated from operations that are available for taxes, debt service and capital expenditures, as it excludes the one-time non-cash provision for notes and advances due from Advanstar.com.

        To calculate EBITDA for the three months ended March 31, 2002 and 2001, we reduced operating income by $(0.1) million and $(0.3) million, respectively, to reflect minority interest.

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
	In thousands
Net revenue:
Trade shows and conferences	$76,465	$89,564
Publications	28,674	34,640
Marketing services and other	4,288	4,443

Total net revenues	109,427	128,647
Cost or production and selling:
Trade shows and conferences	33,720	41,359
Publications	22,933	27,416
Marketing services and other	1,225	1,592

Total cost of production and selling	57,878	70,367
Funding of affiliated dot.com company operations	38,079	—
General and administrative expenses	11,346	13,197
Depreciation and amortization	17,435	15,788

Operating income (loss)	(15,311)	29,295
Other income (expense):
Interest expense, net	(12,674)	(14,674)
Other income (expense)	1,042	(938)
Provision (benefit) for income taxes	(10,594)	8,167
Minority interests	(88)	(134)

Income (loss) before extraordinary item and accounting change	$(16,437)	$5,382

EBITDA	$2,023	$44,802
Provision for notes and advances from affiliated dot.com company	37,192	—

Adjusted EBITDA	$39,215	$44,802

Results of Operations

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

Revenue

        Total revenue decreased $19.2 million, or 14.9%, to $109.4 million in the first quarter of 2002 from $128.6 million for the first quarter of 2001.

        Revenue from trade shows and conferences decreased $13.1 million, or 14.6%, to $76.5 million for the first quarter of 2002 from $89.6 million in the first quarter of 2001. This decrease was primarily attributable to a decline in certain of our trade shows, a shift in the timing of when events take place and the discontinuation of an event in our technology market, partially offset by the acquisition of AIIM International Exposition and Conference. The downturn in the U.S. economy continued to impact revenue in our trade shows as did the residual effect from the events of September 11th by adding to our customers' concern over its ongoing impact on their marketing efforts. Revenue for the quarter was also impacted by a net shift in the timing of five trade shows, three of which were held in the first quarter of 2001, but moved to the second quarter of 2002, another event was held in the first quarter of 2001 but the 2002 event was held in December 2001, while the remaining trade show was held in the second quarter of 2002, but moved to the first quarter of 2002. Adjusting first quarter 2001 results for all such movements, first quarter 2002 trade show revenue decreased by $6.2 million, or 7.5%.

        Revenue from publications and marketing services decreased $6.1million, or 15.7%, to $33.0 million for the first quarter of 2002 from $39.1 million in 2001. This decrease was attributable to the overall slowdown in the economy and the resulting reduction in marketing spending by our customers as they adjust to slowing growth in their respective industry sectors. The decline was heavily weighted to our travel and technology markets, which together decreased approximately 37.1% while the balance of our portfolio declined approximately 6.8%. Advertising pages decreased approximately 11.5% across our portfolio while advertising revenue per page decreased approximately 6.7% in the first quarter of 2002. The economic outlook in the publishing sector continues to be challenging, and forward visibility on our advertising revenue and pages is limited, due to the concerns of our customers related to the overall business environment. We also discontinued publication of certain magazines published in 2001. These declines were offset by revenue from our acquisitions of Motor Age, Auto Body Repair News and Centre d'Appels magazines in 2001.

Cost of Production and Selling

        Cost of production and selling expenses decreased $12.5 million, or 17.8%, to $57.9 million for the first quarter of 2002 from $70.4 million for the comparable period of 2001.

        Expenses of trade shows and conferences decreased $7.7 million, or 18.5%, to $33.7 million for the first quarter of 2002 from $41.4 million in 2001. This decrease was primarily due to cost savings associated with continuing and discontinued events and costs associated with the movement of events between quarters, partially offset by new costs related to our acquisition of the AIIM International Exposition and Conference. Adjusting first quarter 2001 results for movements of events between quarters, trade show and conference expenses in 2002 decreased by $4.6 million, or 11.9%.

        Expenses of publication and marketing services decreased $4.8 million, or 16.7%, to $24.2 million in the first quarter of 2002 from $29.0 million in the first quarter of 2001. This decrease was due primarily to savings attributable to our ongoing cost reduction programs and discontinued publications, partially offset by additional cost attributable to our acquisitions of Motor Age, Auto Body Repair News and Centre d'Appels magazines in 2001.

Funding of Affiliated Company Operations

        In the first quarter of 2002, management of Advanstar, Inc. began to consider the further consolidation of the activities of Advanstar.com with Communications, or a merger of Advanstar.com into Communications in response to the changing business environment and continuing operating losses of Advanstar.com. Consequently, the Company recorded a first quarter non-cash charge of $37.2 million related to a provision against the outstanding advances and notes due to the Company from Advanstar.com as of December 31, 2001.

        The Company also began recording the advances and notes issued during the period as an operating expense on the Company's condensed consolidated statement of operations, as a reflection of the ongoing nature of the operations of Advanstar.com in support of the Company's operations resulting from the restructuring of the activities of Advanstar.com in 2001. The Company funded approximately $0.9 million in support of those operations in the first quarter of 2002 compared to $7.5 million in the first quarter of 2001. This level of support represents a significant reduction in the operating costs of Advanstar.com.

General and Administrative Expenses

        General and administrative expenses decreased $1.9 million, or 14.0%, to $11.3 million in the first quarter of 2002 from $13.2 million in the first quarter of 2001. This decrease is primarily attributable to our ongoing cost and headcount reduction programs. In response to the decline in revenues throughout 2001 and into 2002, we implemented early and aggressive cost management actions, including the layoff of approximately 236 staff, reductions in travel and other operating costs, and reorganization of certain support functions and processes.

Depreciation and Amortization

        Depreciation and amortization expense increased $1.6 million to $17.4 million in the first quarter of 2002 from $15.8 million in the first quarter of 2001 primarily due to the adoption in January 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets." Upon adoption we discontinued the amortization of goodwill and accelerated amortization of certain of our identified intangible assets. Excluding goodwill amortization recorded in the first quarter of 2001, depreciation and amortization expense increased $7.9 million due to the accelerated amortization of certain identified intangible assets and the amortization of approximately $139.2 million of identified intangible assets that were reclassified from goodwill subsequent to the first quarter of 2001 as we completed our purchase price allocation related to the Acquisition.

Interest Expense

        Net interest expense decreased $2.0 million, or 13.6%, to $12.7 million in the first quarter of 2002 from $14.7 million in the first quarter of 2001 due to a decrease in our weighted average interest rate, partially offset by the additional indebtedness necessary to fund the Acquisition. In February 2001, we replaced our then outstanding $150.0 million 9.25% senior subordinated notes with $160.0 million 12.00% senior subordinated notes.

Other Income (Expense)

        Other income (expense) increased $1.9 million to $1.0 million in the first quarter of 2002 from $(0.9) million in the first quarter of 2001. We reported a non-cash gain of approximately $0.9 million in the first quarter of 2002 related to our foreign currency and interest rate hedging activities, compared to a non-cash loss of approximately $1.1 million in the comparable period of 2001.

Provision (Benefit) for Income Taxes

        The provision for income taxes decreased $18.8 million to $(10.6) million in the first quarter of 2002 from $8.2 million in the first quarter of 2001. This decrease was primarily due to the provision we recorded on our notes and advances due to us from our affiliate, Advanstar.com. In addition, our expected annual effective rate for 2002 decreased to 38.5% primarily as a result of the adoption in January of SFAS No. 142, "Goodwill and Other Intangible Assets." The expected annual effective rate of 38.5% is exclusive of the tax benefit related to the provision recorded on notes and advances dues from our affiliate.

Adjusted EBITDA

        Adjusted EBITDA decreased $5.6 million, or 12.5%, to $39.2 million in the first quarter of 2002 from $44.8 million in the first quarter of 2001. The decrease was primarily due to a general economic downturn in our trade show and publishing segments, the charge related to our first quarter 2002 funding of Advanstar.com and the effect of a net shift in the timing of five trade shows, offset by reductions in general and administrative expense. Adjusting first quarter 2001 for the movement of trade shows from one quarter to another, Adjusted EBITDA in the first quarter of 2002 decreased by $1.7 million, or 4.2%, from the first quarter of 2001.

Liquidity and Capital Resources

        Since the Acquisition, our principal sources of liquidity have been cash flow from operations and borrowings under our credit facility and our principal uses of cash have been the debt service requirements of our indebtedness described below, capital expenditures and strategic acquisitions. As of March 31, 2002, we had total indebtedness of $566.6 million and approximately $42.9 million of borrowings available under our credit facility.

        Credit facility.    The term loan facility under the credit facility consists of a $100.0 million amortizing term loan A maturing April 11, 2007 and a $315.0 million amortizing term loan B maturing October 11, 2008. The credit facility also includes an $80.0 million revolving credit facility. The revolving credit facility will terminate in April 2007. The credit facility may be increased by up to $50.0 million at our request, with the formal prior consent of the lenders or other financial institutions providing the increase. However, there can be no assurance that this consent will be obtained. In February 2001, we repaid $10.8 million of term loan A and $34.2 million of term loan B at the closing of the issuance of our 12.00% senior subordinated notes.

        Borrowings under the credit facility generally bear interest based on a margin over, at our option, the base rate or the reserve-adjusted London-interbank offered rate (LIBOR). The applicable margin for revolving credit loans and term loan A will vary based upon our ratio of consolidated debt to EBITDA, as defined in the credit facility, and the applicable margin for term loan B is 3.75% over LIBOR and 2.50% over the base rate. Our obligations under the credit facility are guaranteed by Advanstar Holdings Corp., our ultimate parent company, and all our existing and future domestic subsidiaries and are secured by substantially all of the assets of our company and the subsidiary guarantors, including a pledge of the capital stock of all our existing and future domestic subsidiaries, a pledge of no more than 65% of the voting stock of any foreign subsidiary directly owned by our company or any domestic subsidiary, a pledge of all intercompany indebtedness in favor of Advanstar, Inc., our company and our domestic subsidiaries, a pledge of our company's and Advanstar IH, Inc.'s capital stock by our parent company, and a pledge of our parent company's capital stock by Advanstar Holdings Corp. The credit facility contains covenants and events of default that, among other things, limit our ability to incur debt, pay dividends and make investments.

        As a result of the decline in our operating results through 2001 and the anticipated decline in our operating results through the first half of 2002, we believe that we would have failed to satisfy certain of the financial covenants contained in our Credit Facility as of March 31, 2002. Accordingly, we sought and obtained an amendment to the Credit Facility in March 2002 which provided for certain revisions to our quarterly financial covenants in 2002 and 2003. As of March 31, 2002 we were in compliance with these covenants.

        Notes.    The 12.00% Series B senior subordinated notes (the "Notes") mature in 2011 and are guaranteed by each of our existing and future domestic restricted subsidiaries. Interest on the Notes is payable semi-annually in cash. The Notes contain covenants and events of default that, among other things, limit our ability to incur debt, pay dividends and make investments. As of March 31, 2002, we were in compliance with these covenants.

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

        Contractual and contingent obligations.    Our contractual obligations are set forth below (in millions):

	Payment due by Period
Contractual Obligation	Less Than 1 Year	1 to 3 Years	Over 3 Years
Indebtedness (excluding interest)	$17.0	$53.3	$496.3
Operating leases	6.1	13.5	14.4

Total	$23.1	$66.8	$510.7

        Our contingent obligations are primarily composed of $3.1 million of letters of credit and our interest rate and foreign currency derivatives discussed more fully below in Item 3—Qualitative and Quantitative Disclosure About Market Risk

        Capital expenditures.    Capital expenditures in the first quarter of 2002 were approximately $1.3 million. We anticipate that we will spend between $7.0 and $8.0 million on capital expenditures in 2002, primarily for expenditures related to our desktop computers and management information systems. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under the credit facility will be adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

        Acquisitions and investments.    We have provided funding to Advanstar.com, our affiliate and a subsidiary of Advanstar, Inc., to support its operations. We provided funding of approximately $0.9 million in the first quarter of 2002 and anticipate that we will provide approximately $1.5 million of additional funding in 2002. Our debt instruments limit the total amount we can invest in Advanstar.com. Based on current estimates, we anticipate that we will be able to make these investments within those limitations.

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

        Cash flows from operating activities.    Net cash provided by operations decreased $17.6 million to a use of cash of $10.5 million in 2002 from a source of cash of $7.1 million in 2001. The decrease was primarily due to an increase in working capital items and cash interest expense due to the timing of interest payments on our 12% senior subordinated notes.

        Cash flows used in investing activities.    Net cash used in investing activities increased $0.1 million to $13.0 million in 2002, from $12.9 million in 2001. This increase was principally due to decreased funding of Advanstar.com, partially offset by increased investments in acquisitions during the period.

        Cash flows from financing activities.    Net cash used by financing activities increased $12.4 million to $5.2 million in 2002, from a source of cash of $7.2 million in 2001. This increase was principally due to payments on long-term debt and financing costs related to the amendment to our senior credit agreement during the quarter. In 2001 we refinanced the Notes (as more fully discussed above) and made additional borrowings under our operating line of credit.

New Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has adopted FAS 144 on January 1, 2002. The adoption of FAS 144 did not impact the results of operations or financial position of the Company for the period ended March 31, 2002.

        In May 2002, the FASB issued Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (FAS 145). FAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". FAS 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". FAS 145 amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. FAS 145 is generally effective for fiscal years beginning after May 15, 2002. The Company has not adopted FAS 145. The adoption of FAS 145 is not expected to have a significant impact of the results of operations or financial position of the Company.

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

        Interest Rates.    We rely significantly on variable rate and fixed rate debt in our capital structure. At March 31, 2002, we had fixed rate debt of $165.5 million and variable rate debt of $401.1 million. The pre-tax earnings and cash flows impact for the next year resulting from a 100 basis point increase in interest rates on variable rate debt would be a reduction of pre-tax earnings of $4.0 million, holding other variables constant and excluding the impact of our interest rate protection agreements. Under the credit facility, we are required to enter into interest rate protection agreements that have the effect of causing at least half of the outstanding term loan borrowings and senior subordinated notes to be fixed-rate borrowings. We have entered into agreements to cap the interest rate on $250.0 million of borrowings under our credit facility, which would have the effect of reducing the impact of interest rate increases on our earnings and cash flows.

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

        A portion of our assets are based in our foreign locations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected in other comprehensive income (loss). Accordingly, our consolidated stockholder's equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

        Our strategy for management of currency risk relies primarily upon conducting our operations in a country's respective currency and may, from time to time, involve currency derivatives, primarily forward exchange contracts, to reduce our exposure to currency fluctuations. As of March 31, 2002, there were open foreign exchange derivative contracts to sell with a notional amount totaling $6.2 million and to buy with a notional amount totaling $1.1 million. The estimated fair value of the foreign exchange contracts based upon market quotes was a net asset of approximately $0.2 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to an additional loss of approximately $0.5 million. Actual results may differ.

PART II
Other Information

Item 4. Submissions of Matters to a Vote of Security Holders.

        None

Item 6. Exhibits and Reports on Form 8-K

Item 6(a). Exhibits

        None

Item 6(b). Reports on Form 8-K

        A report on Form 8-K was filed by the Company on April 18, 2002 to report an event under Item 4—Changes in Registrant's Certifying Accountant. No financial statements were filed with such report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANSTAR COMMUNICATIONS INC.

May 20, 2002	/s/ DAVID W. MONTGOMERY David W. Montgomery Vice President-Finance, Secretary and Chief Financial Officer

QuickLinks

PART I Financial Information
  Item 1. Financial Statements
ADVANSTAR COMMUNICATIONS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
ADVANSTAR COMMUNICATIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands—Unaudited)
ADVANSTAR COMMUNICATIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands—Unaudited)
ADVANSTAR COMMUNICATIONS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES Condensed consolidating balance sheets As of March 31, 2002 (in thousands—unaudited)
ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES Condensed consolidating statements of operations Three months ended March 31, 2002 (in thousands—unaudited)
ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES Condensed consolidating statements of cash flows Three months ended March 31, 2002 (in thousands—unaudited)
ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES Condensed consolidating balance sheets As of December 31, 2001 (in thousands—unaudited)
ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES Condensed consolidating statements of operations Three months ended March 31, 2001 (in thousands—unaudited)
ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES Condensed consolidating statements of cash flows Three months ended March 31, 2001 (in thousands—unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II Other Information
  Item 4. Submissions of Matters to a Vote of Security Holders.
  Item 6. Exhibits and Reports on Form 8-K
  Item 6(a). Exhibits
  Item 6(b). Reports on Form 8-K
SIGNATURES