Form 10-Q
period 2002-06-30
ADVANSTAR COMMUNICATIONS INC
filed 2002-08-14
CIK 1062771

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2002

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No

As of August 14, 2002, 1,000,000 shares of the Registrant's common stock were outstanding.

ADVANSTAR COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data—Unaudited)

	June 30, 2002	December 31, 2001
		(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$11,829	$44,636
Accounts receivable, net	27,434	22,891
Prepaid expenses	8,018	11,402
Other	1,204	1,477

Total current assets	48,485	80,406
Property, plant and equipment, net	24,209	25,456
Intangible and other assets
Goodwill, net	729,904	721,157
Intangibles and other, net	180,215	202,993

Total intangible and other assets	910,119	924,150

Total assets	$982,813	$1,030,012

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Current maturities of long-term debt	$17,000	$16,200
Accounts payable	22,500	29,794
Accrued liabilities	22,545	28,207
Deferred revenue	39,583	54,049

Total current liabilities	101,628	128,250
Long-term debt, net of current maturities	540,300	553,800
Deferred income taxes	14,171	30,899
Other long-term liabilities	3,592	4,077
Due to Parent	2,848	3,662
Minority interests	15,688	14,640
Commitments and contingencies
Stockholder's equity
Common stock, $.01 par value; 40,000,000 shares authorized; 1,000,000 shares issued and outstanding at June 30, 2002 and December 31, 2001.	10	10
Capital in excess of par	387,367	350,175
Accumulated deficit	(76,232)	(49,545)
Accumulated other comprehensive loss	(6,559)	(5,956)

Total stockholder's equity	304,586	294,684

Total liabilities and stockholder's equity	$982,813	$1,030,012

See notes to condensed consolidated financial statements.

ADVANSTAR COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—Unaudited)

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001
		(Restated)
Net revenue	$63,293	$75,481

Operating expenses:
Costs of production	12,700	15,801
Selling, editorial and circulation	27,837	38,327
Funding of affiliated dot.com company operations (see Note 8)	637	—
General and administrative	10,739	11,262
Depreciation and amortization	17,035	15,393

Total operating expenses	68,948	80,783

Operating loss	(5,655)	(5,302)
Other income (expense):
Interest expense, net	(13,252)	(13,518)
Other income (expense), net	1,216	2,488

Loss before income taxes and minority interests	(17,691)	(16,332)
Provision (benefit) for income taxes	(8,030)	(4,192)
Minority interests	(589)	(632)

Net loss	$(10,250)	$(12,772)

See notes to condensed consolidated financial statements.

ADVANSTAR COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—Unaudited)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
		(Restated)
Net revenue	$172,720	$204,128

Operating expenses:
Costs of production	35,890	41,402
Selling, editorial and circulation	62,525	83,093
Funding of affiliated dot.com company operations (see Note 8)	38,716	—
General and administrative	22,085	24,459
Depreciation and amortization	34,470	32,492

Total operating expenses	193,686	181,446

Operating income (loss)	(20,966)	22,682
Other income (expense):
Interest expense, net	(25,926)	(28,192)
Other income (expense), net	2,258	1,550

Loss before income taxes and minority interests	(44,634)	(3,960)
Provision (benefit) for income taxes	(18,624)	3,975
Minority interests	(677)	(766)

Loss before extraordinary item and accounting change	(26,687)	(8,701)
Extraordinary item, net of tax	—	(2,556)
Cumulative effect of accounting change, net of tax	—	(552)

Net loss	$(26,687)	$(11,809)

See notes to condensed consolidated financial statements.

ADVANSTAR COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands—Unaudited)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
		(Restated)
Operating Activities
Net loss	$(26,687)	$(11,809)
Adjustments to reconcile net loss to net cash provided by operating activities, excluding effects of acquisitions:
Provision for notes and advances from affiliated dot.com company (see Note 8)	37,192	—
Deferred income taxes	(16,359)	—
Extraordinary item—early extinguishment of debt, net of taxes	—	2,538
Unrealized (gain) loss on derivative financial instruments	(827)	(881)
Depreciation and amortization	34,210	32,492
Non-cash interest	1,325	1,110
Loss on sales of assets and other	932	770
Changes in operating assets and liabilities	(29,964)	(13,737)

Net cash provided by (used in) operating activities	(178)	10,483

Investing Activities
Additions to property, plant and equipment	(3,190)	(4,950)
Acquisition of publications and trade shows, net of cash acquired	(13,279)	(9,214)
Increase in advances and notes due from affiliates	—	(12,535)
Proceeds from sale of assets and other	11	18

Net cash used in investing activities	(16,458)	(26,681)

Financing Activities
Net proceeds from (payments on) revolving credit facility	(5,000)	22,000
Borrowings of long-term debt	—	160,000
Payments of long-term debt	(7,700)	(195,000)
Long-term debt financing costs	(1,785)	(9,001)
Dividends paid to minority interest holders	(503)	—
Proceeds from capital contributions	—	34,775

Net cash provided by (used in) financing activities	(14,988)	12,774
Effect of exchange rate changes on cash and cash equivalents	(1,183)	210
Net decrease in cash and cash equivalents	(32,807)	(3,214)
Cash and cash equivalents, beginning of period	44,636	17,675

Cash and cash equivalents, end of period	$11,829	$14,461

See notes to condensed consolidated financial statements.

ADVANSTAR COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by Advanstar Communications Inc. (Communications, or the Company) in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes that all adjustments, consisting solely of normal recurring items, considered necessary for a fair presentation have been included, and that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements, however, should be read in conjunction with the audited financial statements and the related notes, included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002, which will be amended to reflect the restatement of the Company's results of operations for 2001 and for the period from October 12, 2000 through December 31, 2000. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2002.

2.    Restatement of Financial Information Relating to Goodwill

        In connection with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", the Company determined that $71.7 million of goodwill arising from the acquisition of the Company's direct parent, Advanstar, Inc. in October 2000 and related to the operations of the reporting units comprising the company should have been pushed down from the parent to the financial statements of the Company. As a result, the financial statements have been restated to reflect the push down of this goodwill and related amortization expense from the acquisition date to the adoption of SFAS No. 142 effective January 1, 2002. A summary of the restatement of previously issued financial information is as follows:

	As Previously Reported	As Restated
Balance Sheet at December 31, 2001 (in thousands)
Goodwill, net of accumulated amortization	$653,758	$721,157
Capital in excess of par	278,425	350,175
Accumulated deficit	(45,194)	(49,545)
Total stockholder's equity	227,285	294,684
Statement of Operations Three Months Ended June 30, 2001
Depreciation and amortization	14,658	15,393
Loss before income taxes and minority interests	(15,597)	(16,332)
Net loss	(12,037)	(12,772)
Statement of Operations Six Months Ended June 30, 2001
Depreciation and amortization	30,446	32,492
Loss before income taxes and minority interests	(1,914)	(3,960)
Loss before extraordinary item and accounting change	(6,655)	(8,701)
Net loss	(9,763)	(11,809)
Statement of Operations Year Ended December 31, 2001
Depreciation and amortization	61,842	64,893
Loss before income taxes and minority interests	(25,155)	(28,206)
Loss before extraordinary item and accounting change	(25,341)	(28,392)

Net loss	(28,449)	(31,500)
Statement of Operations For the period from October 12, 2000 through December 31, 2000
Depreciation and amortization	14,447	15,748
Loss before income taxes and minority interests	(21,642)	(22,943)
Net loss	(16,745)	(18,046)

        The adjustments to previously reported financial statements have no impact on net revenue or cash flows for any period, do not impact measurements of earnings before taxes, depreciation, amortization and interest, have no impact on the Company's financial ratio covenants in its debt instruments and have no effect on the consolidated financial statements of the Company's parent, Advanstar, Inc.

        The Company intends to amend its prior filings on Fom 10-Q for the quarter ended March 31, 2002 as well as its Form 10-K for the year ended December 31, 2001.

        As discussed in Note 3 related to the adoption of SFAS 142, the Company and its parent, Advanstar, Inc., completed an initial assessment of goodwill impairment. The assessment has indicated that there is the potential for a goodwill impairment charge related to our trade show segment. When we have completed the final measurement of the goodwill impairment, a charge will be recorded as the cumulative effect of an accounting change as of January 1, 2002. The Company expects to complete the impairment measurement process in the second half of 2002.

3.    Goodwill and Intangible Assets

        Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized. However, the Company is required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter, or more frequently if impairment indicators arise. Identified intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life.

        During the second quarter 2002, the Company completed an initial assessment of goodwill impairment. The assessment indicated that there is the potential for a goodwill impairment charge related to our trade show segment which has an aggregate net book value of goodwill of approximately $558.3 million. Preliminary valuations show that the carrying value of our trade show segment is in excess of its fair value by approximately $41.0 million. Consequently, there is the possibility for a material, non-cash impairment charge in the second half of 2002. Once final measurement of the goodwill impairment has been completed, the charge will be recorded as the cumulative effect of an accounting change as of January 1, 2002. The Company expects to complete the impairment measurement process in the second half of 2002.

        Upon adoption of SFAS No. 142, the Company discontinued the amortization of goodwill. At the same time we accelerated amortization of trade exhibitor and advertiser lists to match the related expected benefit of these assets. The Company recorded $7.1 million for the three month period and $13.4 million for the six month period ended June 30, 2002 of additional amortization as a result of changing from straight line amortization to accelerated amortization on these assets. The following table represents a reconciliation of income before extraordinary item and accounting change and net income adjusted for the exclusion of goodwill amortization, net of tax (in thousands):

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
		(As Restated)		(As Restated)
Reported income (loss) before extraordinary item and accounting change	$(10,250)	$(12,772)	$(26,687)	$(8,701)
Add: goodwill amortization, net of tax	—	5,304	—	11,184

Adjusted income (loss) before extraordinary item and accounting change	$(10,250)	$(7,468)	$(26,687)	$2,483

Reported net (loss) income	$(10,250)	$(12,772)	$(26,687)	$(11,809)
Add: goodwill amortization, net of tax	—	5,304	—	11,184

Adjusted net income (loss)	$(10,250)	$(7,468)	$(26,687)	$(625)

        The changes in the carrying amount of goodwill for the six months ended June 30, 2002, by operating segment, are as follows (in thousands) (2001 amounts restated—See Note 2):

	Trade Shows and Conferences	Trade Publications	Marketing Services	Totals
Balance as of December 31, 2001	$558,272	$132,433	$30,452	$721,157
Goodwill acquired during the period	9,070	(65)	(258)	8,747

Balance as of June 30, 2002	$567,342	$132,368	$30,194	$729,904

        During the first quarter of 2002 we completed the acquisitions of the AIIM International Exposition and Conference and the First Global Media Group with a cumulative purchase price totaling approximately $12.4 million in cash and assumed liabilities. We have accounted for our acquisitions under the purchase method of accounting and our results of operations include the effect of these acquisitions from the date of purchase. Certain of the liabilities assumed and the identified intangible assets in connection with the 2001 and 2002 acquisitions have been recorded based on preliminary estimates as of the dates of acquisition and are subject to adjustment upon completion of the allocation of the purchase price. The pro forma operating results of the acquisitions are not material to our operating results.

        Trade exhibitor and advertiser lists are amortized on an accelerated basis over eight years while subscriber lists and other intangible assets are amortized on a straight-line basis over three to 10 years and consist of the following as of June 30, 2002 and December 31, 2001 (in thousands):

	June 30, 2002	December 31, 2001
Trade exhibitor lists	$163,387	$160,318
Advertiser lists	34,890	33,302
Subscriber lists	23,181	22,339
Other intangible assets	2,769	1,758
Other assets	22,367	20,582

	246,594	238,299
Accumulated amortization	(66,379)	(35,306)

Total intangible and other assets, net	$180,215	$202,993

        Estimated amortization expense of identified intangible assets for the next five years are as follows (in thousands):

2002	$62,358
2003	45,873
2004	30,453
2005	29,857
2006	29,337

4.    Derivative Financial Instruments

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

        The Company's adoption of FAS 133 on January 1, 2001 resulted in a reduction in income of approximately $0.6 million, net of tax, reported as a cumulative effect of accounting change and a reduction to other comprehensive income of approximately $0.2 million, net of tax.

        The Company uses derivative instruments to manage exposure to interest rate and foreign currency risks. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impact of these exposures.

Interest Rate Risk

        Variable rate debt instruments are subject to interest rate risk. The Company has entered into interest rate collar agreements with remaining maturities of up to twenty months to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The effective portion of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income in stockholder's equity and is recognized in earnings as the underlying interest expense is incurred. The ineffective portion of the interest rate collar and cap agreements is recognized in current earnings.

Foreign Currency Risk

        Certain forecasted transactions are exposed to foreign currency risk. Foreign currencies hedged are the Euro, British Pound Sterling and the Brazilian Real. Forward contracts are used to manage the exposure associated with forecasted international revenue transactions for up to twelve months in the future and are designated as cash flow hedging instruments. Changes in fair value of these instruments are reported as a component of accumulated other comprehensive income in stockholder's equity and are recognized in earnings as the underlying revenue is recognized. Forward contracts not designated as hedging instruments under SFAS No. 133 are also used to manage the impact of the variability in exchange rates. Changes in the fair value of these foreign exchange contracts are recognized in current earnings.

        At June 30, 2002, the Company had foreign exchange derivative contracts to sell with a notional amount totalling $2.0 million and to buy totalling $0.9 million. The estimated fair value of the foreign exchange contracts based upon market quotes was a net liability of $0.1 million at June 30, 2002.

Accumulated Other Comprehensive Income (Loss)

        The following table summarizes the effects of FAS 133 on the Company's accumulated other comprehensive income as of June 30, 2002 (in thousands):

	Interest Rate Collar Agreements	Foreign Exchange Contracts	Total
Net of taxes:
Accumulated other comprehensive income (loss) balance at December 31, 2001	$(4,189)	$5	$(4,184)
Unwound from accumulated other comprehensive Income (loss) during the period	2,399	(5)	2,394
Mark to market of hedge contracts	(1,843)	—	(1,843)

Accumulated other comprehensive income (loss) balance at June 30, 2002	$(3,633)	$—	$(3,633)

        The fair value of the Company's derivatives was a net liability position of $5.8 million and $7.7 million at June 30, 2002 and December 31, 2001, respectively, of which $4.7 million and $6.6 million is included in accrued liabilities at June 30, 2002 and December 31, 2001, respectively, and $1.1 million and $1.1 million is included in other long-term liabilities at June 30, 2002 and December 31, 2001, respectively, in the accompanying condensed consolidated balance sheets.

Statement of Operations

        The following tables summarize the effects of FAS 133 on the Company's statement of operations for the three and six month periods ended June 30, 2002 and 2001 (in thousands):

	Interest Rate Collar Agreements	Foreign Exchange Contracts	Total
Three months ended June 30, 2002
Other income (expense)	$172	$(238)	$(66)

Total statement of operations impact before taxes	$172	$(238)	$(66)

Three months ended June 30, 2001
Other income (expense)	$1,846	$147	$1,993

Total statement of operations impact before taxes	$1,846	$147	$1,993

Six months ended June 30, 2002
Other income (expense)	$288	$538	$826

Total statement of operations impact before taxes	$288	$538	$826

Six months ended June 30, 2001 Other income (expense)	$251	$630	$881

Total statement of operations impact before taxes	$251	$630	$881

5.    Debt

Credit Facility

        The senior credit facility (the Credit Facility) consists of (i) $415 million of term loans payable in quarterly installments beginning March 31, 2001 and continuing through October 11, 2008 and (ii) $80 million of revolving loan availability. As of June 30, 2002, the Company had approximately $48.4 million of borrowings available under the Credit Facility, subject to customary conditions. The Credit Facility contains a number of covenants that, among other things, require the Company to maintain certain financial ratios, including leverage and fixed charge coverage ratios, as defined. Failure of the Company to comply with any of these covenants may cause an event of default under the Credit Facility.

        Borrowings under the Credit Facility are secured by substantially all of the Company's assets. In addition, as of June 30, 2002, the Company has interest rate protection agreements for a notional amount of $250 million that effectively guarantee that the Company's interest rate on $250 million of the Company's Credit Facility will not exceed 13.0 percent, nor be less than 9.0 percent. The net interest paid or received is included in interest expense. At June 30, 2002, the estimated fair value of the interest rate protection agreements was a net liability position to the Company of approximately $5.8 million.

Senior Subordinated Notes

        On January 9, 2001, in connection with the acquisition of the Company's parent, Advanstar, Inc. in October 2000, the 9.25 percent senior subordinated notes due in 2008 (the Notes) were tendered at an offer price in cash equal to 101 percent of the aggregate principal amount, plus accrued interest. The

Company financed the repurchase of the Notes with bridge financing. The premium paid on the tender of the Notes of approximately $1.0 million, net of related tax benefits, is reflected as an extraordinary item in the accompanying restated 2001 condensed consolidated statement of operations.

        On February 21, 2001, the Company issued $160.0 million of unsecured, 12 percent Series B senior subordinated notes due 2011 (the Replacement Notes). Interest on the Replacement Notes is payable semiannually on February 15 and August 15 of each year commencing on August 15, 2001. The Replacement Notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by the Company and its wholly owned domestic subsidiaries. As part of tendering of the Notes, the Company wrote-off the remaining unamortized deferred financing costs of approximately $1.6 million, net of related tax benefits, which is reflected as an extraordinary item in the accompanying 2001 consolidated statement of operations.

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

        Long-term debt consists of the following (in thousands):

	June 30, 2002	December 31, 2001
Term loan A, interest at LIBOR plus 3.25%; 5.09% at June 30, 2002, due quarterly through April 11, 2007	$82,500	$89,200
Term loan B, interest at LIBOR plus 4.00%; 5.84% June 30, 2002, due quarterly through October 11, 2008	280,800	280,800
Revolving credit loan, interest at LIBOR plus 3.25%; 5.12% at June 30, 2002, due April 11, 2007	29,000	34,000
Senior subordinated notes at 12.00%, due 2011	160,000	160,000
Acquisition note payable, interest at 5.50%, due monthly through 2004	5,000	6,000

	557,300	570,000
Less- Current maturities	(17,000)	(16,200)

	$540,300	$553,800

        The Company's credit facility contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. Additionally, certain financial covenants under the Replacement Notes include a maximum leverage ratio, limitations on certain asset dispositions, payments, debt incurrence, dividends and other restricted payments. In March 2002, the Company obtained an amendment to the Credit Facility providing for certain revisions to the quarterly financial covenants applicable in 2002 and 2003. The Company was in compliance with all covenants as of June 30, 2002.

6.    Comprehensive Income

        The tables below present comprehensive loss, defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders (in thousands) (2001 amounts restated—See Note 2):

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001
		(As Restated)
Net income (loss)	$(10,250)	$(12,772)
Change in cumulative translation adjustment	(569)	(981)
Change in unrealized losses on derivative financial Instruments, net of taxes	(838)	(1,975)

Comprehensive loss	$(11,657)	$(15,728)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
		(As Restated)
Net income (loss)	$(26,687)	$(11,809)
Change in cumulative translation adjustment	(1,154)	(3,179)
Change in unrealized losses on derivative financial Instruments, net of taxes	551	(2,549)

Comprehensive loss	$(27,290)	$(17,537)

7.    Segment Information

	Trade Shows and Conferences	Trade Publications	Marketing Services	Corporate and Other	Totals
	(In thousands)
Three months ended June 30, 2002
Revenues	$21,934	$37,049	$4,095	$215	$63,293
Operating income (loss)	8,042	12,694	1,979	(28,370)	(5,655)
Segment assets	701,346	192,953	32,042	56,472	982,813
Three months ended June 30, 2001 (Restated—See Note 2)
Revenues	$30,110	$40,733	$4,476	$162	$75,481
Operating income (loss)	7,104	12,116	2,525	(27,047)	(5,302)
Segment assets	677,484	202,454	30,749	102,463	1,013,150
	Trade Shows and Conferences	Trade Publications	Marketing Services	Corporate and Other	Totals
	(In thousands)
Six months ended June 30, 2002
Revenues	$98,399	$65,723	$7,671	$927	$172,720
Operating income (loss)	50,787	18,435	3,568	(93,756)	(20,966)
Segment assets	701,346	192,953	32,042	56,472	982,813
Six months ended June 30, 2001 (Restated—See Note 2)
Revenues	$119,674	$75,373	$8,646	$435	$204,128
Operating income (loss)	55,309	19,340	4,984	(56,951)	22,682
Segment assets	677,484	202,454	30,749	102,463	1,013,150

        The reconciliation of total segment gross profit to consolidated pre-tax income (loss) is as follows (in thousands) (2001 amounts restated—See Note 2):

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001
Total segment operating income (loss)	$(5,655)	$(5,302)
Interest expense	(13,252)	(13,518)
Other income (expense), net	1,216	2,488

Consolidated income (loss) before taxes and minority interests	$(17,691)	$(16,332)

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001
Total segment operating income (loss)	$(20,966)	$22,682
Interest expense	(25,926)	(28,192)
Other income (expense), net	2,258	1,550

Consolidated income (loss) before taxes and minority interests	$(44,634)	$(3,960)

8.    Related-Party Transactions

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

        In the first quarter of 2002, management of Advanstar, Inc. began to consider the further consolidation of the activities of Advanstar.com with the Company, or a merger of Advanstar.com into the Company. Consequently, in response to the changing business environment and continuing operating losses of Advanstar.com, the Company recorded a first quarter non-cash charge of $37.2 million related to a provision against the outstanding advances and notes due to the Company from Advanstar.com as of December 31, 2001.

        In 2002 the Company began recording the advances and notes issued during the current year as an operating expense on the Company's condensed consolidated statement of operations, as a reflection of the ongoing nature of the operations of Advanstar.com in support of the Company's operations as a result of the restructuring of the activities of Advanstar.com in 2001. Net advances and notes during the three and six month period ended June 30, 2002 were approximately $0.6 million and $1.5 million, respectively.

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

Parent Company Notes

        As part of the financing for the Acquisition, our parent, Advanstar, Inc., issued the Discount Notes with a principal amount at maturity of $103.2 million. Concurrently with the closing of the offering of the Replacement Notes, Advanstar, Inc. sold additional senior discount notes due October 2011 with an additional aggregate principal amount at maturity of $68.6 million. These notes do not require cash interest payments until 2006. Neither we nor any of our subsidiaries guaranteed the senior discount notes. Advanstar, Inc., however, is a holding company and its ability to pay interest on these senior discount notes will be dependent upon the receipt of dividends from its subsidiaries, including the Company. The credit facility and the Replacement Notes impose substantial restrictions on our subsidiaries' ability to pay dividends.

9.    New Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not impact the results of operations or financial position of the Company for the three or six month period ended June 30, 2002.

        In May 2002, the FASB issued Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections"

(SFAS No. 145). SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". SFAS No. 145 amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is generally effective for fiscal years beginning after May 15, 2002. The Company has not adopted SFAS No. 145. The adoption of SFAS No. 145 is not expected to have a significant impact of the results of operations or financial position of the Company.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a significant impact of the results of operations or financial position of the Company.

10.  Supplemental Guarantor Condensed Consolidating Financial Statements

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

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Condensed consolidating balance sheets

As of June 30, 2002
(in thousands—unaudited)

	Communications	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$3,231	$—	$8,598	—	$11,829
Accounts receivable, net	24,056	54	3,324	—	27,434
Prepaid expenses	3,597	2,529	1,892	—	8,018
Intercompany receivable (payable)	(200,839)	169,569	31,270	—	—
Other	1,146	10	48	—	1,204

Total current assets	(168,809)	172,162	45,132	—	48,485
Noncurrent assets:
Property, plant and equipment, net	22,166	897	1,146	—	24,209
Intangible and other assets, net	487,638	342,875	79,606	—	910,119
Investments in subsidiaries	570,755	—	—	(570,755)	—

	$911,750	$515,934	$125,884	$(570,755)	$982,813

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$17,000	—	—	—	$17,000
Accounts payable	15,550	1,581	5,369	—	22,500
Deferred revenue	15,594	19,578	4,411	—	39,583
Accrued liabilities	18,662	3,097	786	—	22,545

Total current liabilities	66,806	24,256	10,566	—	101,628
Long term debt, net of current maturities	540,300	—	—	—	540,300
Deferred income taxes and other long-term liabilities	(20,331)	37,802	292	—	17,763
Due to parent	2,848	—	—	—	2,848
Minority interests	14,615	—	1,073	—	15,688
Stockholder's equity:
Common stock	10	3	483	(486)	10
Capital in excess of par value	387,367	438,117	123,434	(561,551)	387,367
Accumulated deficit	(76,232)	15,756	(7,038)	(8,718)	(76,232)
Accumulted other comprehensive income	(3,633)	—	(2,926)	—	(6,559)

Total stockholder's equity	307,512	453,876	113,953	(570,755)	304,586

	$911,750	$515,934	$125,884	$(570,755)	$982,813

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Condensed consolidating statements of operations

Three months ended June 31, 2002
(in thousands—unaudited)

	Communications	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated total
Net revenue	$53,445	$1,767	$8,081	$—	$63,293
Operating expenses:
Cost of production and selling, editorial and circulation	32,931	1,890	5,716	—	40,537
General and administrative	9,244	388	1,107	—	10,739
Funding of affiliated dot.com company operations	637	—	—	—	637
Depreciation and amortization	8,263	7,756	1,016	—	17,035

Total operating expenses	51,075	10,034	7,839	—	68,948

Operating income (loss)	2,370	(8,267)	242	—	(5,655)
Other income (expense):
Interest expense, net	(12,878)	—	(374)	—	(13,252)
Other income (expense), net	(80)	—	1,296	—	1,216

Income (loss) before income taxes and minority interests	(10,588)	(8,267)	1,164	—	(17,691)
Provision (benefit) for income taxes	(5,421)	(3,134)	525	—	(8,030)
Minority interests	79	—	(668)	—	(589)
Equity in earnings of subsidiaries	(5,162)	—	—	5,162	—

Net income (loss)	$(10,250)	$(5,133)	$(29)	$5,162	$(10,250)

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Condensed consolidating statements of operations

Three months ended June 31, 2002
(in thousands—unaudited)

	Communications	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Net revenue	$120,189	$31,815	$20,716	$—	$172,720
Operating expenses:
Cost of production and selling, editorial and circulation	74,206	10,410	13,799	—	98,415
General and administrative	18,675	838	2,572	—	22,085
Funding of affiliated dot.com company operations	38,716	—	—	—	38,716
Depreciation and amortization	17,155	15,511	1,804	—	34,470

Total operating expenses	148,752	26,759	18,175	—	193,686

Operating income (loss)	(28,563)	5,056	2,541	—	(20,966)
Other income (expense):
Interest expense, net	(25,415)	—	(511)	—	(25,926)
Other income (expense), net	1,271	—	987	—	2,258

Income (loss) before income taxes and minority interests	(52,707)	5,056	3,017	—	(44,634)
Provision (benefit) for income taxes	(22,273)	1,918	1,731	—	(18,624)
Minority interests	24	—	(701)	—	(677)
Equity in earnings of subsidiaries	3,723	—	—	(3,723)	—

Net income (loss)	$(26,687)	$3,138	$585	$(3,723)	$(26,687)

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Condensed consolidating statements of cash flows

Six months ended June 30, 2002
(in thousands—unaudited)

	Communications	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Operating activities:
Net income (loss)	$(26,687)	$3,138	$585	$(3,723)	$(26,687)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Provision for notes and advances from affiliated dot.com company	37,192	—	—		37,192
Deferred income taxes	(16,359)	—	—		(16,359)
Equity in earnings of subsidiaries	(3,723)	—	—	$3,723	—
Unrealized (gain) loss on derivative financial instruments	(827)	—	—	—	(827)
Depreciation and amortization	17,085	15,511	1,614	—	34,210
Non-cash Items	1,325	—	—	—	1,325
Loss on sales of assets and other	41	—	891	—	932
Change in working capital items	(9,660)	(18,544)	(1,760)	—	(29,964)

Net cash provided by operating activities	(1,613)	105	1,330	—	(178)

Investing activities:
Additions to property, plant and equipment	(2,764)	(105)	(321)	—	(3,190)
Acquisitions of publications and trade shows, net of proceeds	(11,824)	—	(1,455)	—	(13,279)
Proceeds from sale of assets and other	11	—	—	—	11

Net cash provided used in investing activities	(14,577)	(105)	(1,776)	—	(16,458)

Financing activities:
Payments of long-term debt, net	(12,700)	—	—	—	(12,700)
Deferred financing costs	(1,785)	—	—	—	(1,785)
Dividends paid to minority interest holders	(503)	—	—	—	(503)

Net cash provided by (used in) financing activities	(14,988)	—	—	—	(14,988)
Effect of exchange rate changes on cash	503	—	(1,686)	—	(1,183)

Net increase (derease) in cash and cash equivalaents	(30,675)	—	(2,132)	—	(32,807)
Cash and cash equivalents, beginning of year	33,906	—	10,730	—	44,636

Cash and cash equivalents, end of year	$3,231	$—	$8,598	$—	$11,829

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Condensed consolidating balance sheets

As of December 31, 2001
(in thousands—unaudited)
As Restated

	Communications	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$33,906	$—	$10,730	—	$44,636
Accounts receivable, net	20,049	63	2,779	—	22,891
Prepaid expenses	6,202	2,511	2,689	—	11,402
Intercompany receivable (payable)	(148,162)	153,827	(5,665)	—	—
Other	(2,483)	—	3,960	—	1,477

Total current assets	(90,488)	156,401	14,493	—	80,406
Noncurent assets:
Property, plant and equipment, net	23,299	1,042	1,115	—	25,456
Intangible and other assets, net	487,440	358,135	78,575	—	924,150
Investments in subsidiaries	531,816	—	—	(531,816)	—

	$952,067	$515,578	$94,183	$(531,816)	$1,030,012

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current maturities of long-term debt	$16,200	—	—	—	$16,200
Accounts payable	20,883	2,609	6,302	—	29,794
Deferred revenue	25,750	21,657	6,642	—	54,049
Accrued liabilities	24,147	2,772	1,288	—	28,207

Total current liabilities	86,980	27,038	14,232	—	128,250
Long term debt, net of current maturities	553,800	—	—	—	553,800
Deferred income taxes and other Long-term liabilities	(3,184)	37,802	358	—	34,976
Due to parent	3,662	—	—	—	3,662
Minority interest	14,352	—	288	—	14,640
Shareholder's equity:
Common stock	10	3	475	(478)	10
Capital in excess of par value	350,175	438,117	88,226	(526,343)	350,175
Accumulated deficit	(49,545)	12,618	(7,623)	(4,995)	(49,545)
Accum other comprehensive income	(4,183)	—	(1,773)		(5,956)

Total shareholder's equity	296,457	450,738	79,305	(531,816)	294,684

	$952,067	$515,578	$94,183	$(531,816)	$1,030,012

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Condensed consolidating statements of operations

Three months ended June 30, 2001
(in thousands—unaudited)
As Restated

	Communications	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Net revenue	$65,104	$1,795	$8,582	$—	$75,481
Operating expenses:
Cost of production and selling, editorial and circulation	43,532	2,634	7,962	—	54,128
General and administrative	9,363	289	1,610	—	11,262
Depreciation and amortization	6,801	6,764	1,828	—	15,393

Total operating expenses	59,696	9,687	11,400	—	80,783
Operating income (loss)	5,408	(7,892)	(2,818)	—	(5,302)
Other income (expense):
Interest expense, net	(13,118)	—	(400)	—	(13,518)
Other income (expense), net	1,560	—	928	—	2,488

Income (loss) before income taxes and minority interests	(6,150)	(7,892)	(2,290)	—	(16,332)
Provision (benefit) for income taxes	(4,105)	(484)	397	—	(4,192)
Minority interests	180	—	(812)	—	(632)
Equity in (loss) of subsidiaries	(10,907)	—	—	10,907	—

Net income (loss)	$(12,772)	$(7,408)	$(3,499)	$10,907	$(12,772)

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Condensed consolidating statements of operations

Six months ended June 30, 2001
(in thousands—unaudited)
As Restated

	Communications	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Net revenue	$142,346	$35,800	$25,982	$—	$204,128
Operating expenses:
Cost of production and selling, editorial and circulation	91,848	11,883	20,764	—	124,495
General and administrative	20,564	563	3,332	—	24,459
Depreciation and amortization	21,652	7,700	3,140	—	32,492

Total operating expenses	134,064	20,146	27,236	—	181,446
Operating income (loss)	8,282	15,654	(1,254)	—	22,682
Other income (expense):
Interest expense, net	(27,506)	—	(686)	—	(28,192)
Other income (expense), net	575	—	975	—	1,550

Income (loss) before income taxes and minority interests	(18,649)	15,654	(965)	—	(3,960)
Provision (benefit) for income taxes	(6,389)	8,434	1,930	—	3,975
Minority interests	46	—	(812)	—	(766)
Equity in (loss) of subsidiaries	3,513	—	—	(3,513)	—

Income (loss) before extraordinary item and accounting change	(8,701)	7,220	(3,707)	(3,513)	(8,701)
Extraordinary item	(2,556)	—	—	—	(2,556)
Cumulative effect of accounting change	(552)	—	—	—	(552)

Net income (loss)	$(11,809)	$7,220	$(3,707)	$(3,513)	$(11,809)

ADVANSTAR COMMUNICATIONS INC. AMD SUBSIDIARIES

Condensed condolidating statements of cash flows

Six months ended June 30, 2001
(in thousands—unaudited)
As Restated

	Communications	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Operating activities:
Net income (loss)	(11,809)	$7,220	$(3,707)	$(3,513)	$(11,809)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Equity in earnings of subsidiaries	(3,513)	—	—	$3,513	—
Extraordinary item-early extinguishment of debt	2,538	—	—	—	2,538
Unrealized (gain) loss on derivative financial	(881)	—	—		(881)
Depreciation and amortization	21,652	7,700	3,140	—	32,492
Non-cash Items	1,110	—	—	—	1,110
Loss on sales of assets and other	(42)	—	812		770
Change in working capital items	(1,712)	(14,355)	2,330	—	(13,737)

Net cash provided by operating activities	7,343	565	2,575	—	10,483

Investing activities:
Additions to property, plant and equipment	(4,215)	(566)	(169)	—	(4,950)
Acquisitions of publications and trade shows, net of proceeds	(8,388)	—	(826)	—	(9,214)
Increase in advances and notes due from affiliate	(12,535)	—	—	—	(12,535)
Proceeds from sale of assets and other	18	—	—	—	18

Net cash used in investing activities	(25,120)	(566)	(995)	—	(26,681)

Financing activities:
Payments of long-term debt, net	(13,000)	—	—	—	(13,000)
Proceed from capital contributions and other	34,775	—	—	—	34,775
Deferred financing costs	(9,001)	—	—	—	(9,001)

Net cash provided by (used in) financing activities	12,774	—	—	—	12,774
Effect of exchange rate changes on cash	—	—	210	—	210

Net increase (decrease) in cash and cash equivalents	(5,003)	(1)	1,790	—	(3,214)
Cash and cash equivalents, beginning of year	10,736	1	6,938	—	17,675

Cash and cash equivalents, end of year	$5,733	$—	$8,728	$—	$14,461

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

General

        We are a worldwide provider of integrated, business-to-business marketing communications products and services for targeted industry sectors, principally through trade shows and conferences and through controlled circulation trade, business and professional magazines. We also provide a broad range of other marketing services products, including classified advertising, direct mail services, reprints, database marketing, guides and reference books.

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

        Trade shows and conferences accounted for approximately 57% and 59% of total revenue in each of the six month periods ended June 30, 2002 and 2001, respectively. Trade publications accounted for approximately 38% and 37% of total revenue in each of the six month periods ended June 30, 2002 and 2001, respectively, while marketing services accounted for approximately 5% and 4% of total revenue in each of the six month periods ended June 30, 2002 and 2001, respectively. Our revenue reaches its highest levels during the first and third quarters of the year due to the timing of the MAGIC trade shows and our other large trade shows and conferences. In comparing results between years, we may experience fluctuations in quarterly revenue based on the movement of trade show dates from one quarter to another because trade show and conference revenue is recognized when a particular event is held.

  Recent Developments

        Our business and results of operations in 2002 have been significantly impacted by the recession in the U.S. economy, particularly in our Information Technology & Communications cluster and Travel & Hospitality cluster. The events of September 11th also impacted our results, including cancellations and reductions in ad pages, particularly in our travel industry publications. However, we are seeing early indications of stabilization in advertising in many of our markets, except for continuing downward pressure in our technology and travel markets. For the second quarter, advertising pages increased 3.8% over the same period last year across all our sectors other than our travel and technology markets. Despite these early indications, the economic outlook in the publishing sector continues to be challenging, and forward visibility on our advertising revenue and pages is limited, due to the concerns of our customers related to the overall business environment. Our trade show segment continues to be impacted by the economic recession, particularly in our technology sectors, with reductions in booth space and attendance compared to the same period last year. We expect any improvement in the performance of our trade show segment to lag behind any general economic recovery as it lagged the downturn in the economy going into recession beginning in 2000.

        In response to the decline in revenues throughout 2001 and into 2002, we implemented early and aggressive cost management actions, including the layoff of staff, reductions in travel and other operating costs, and reorganization of certain support functions and processes. Through these cost initiatives, we were able to minimize the effect on Adjusted EBITDA for the quarter and year-to-date periods.

        The persistence of the general economic slowdown in the U.S. will likely result in continued weakness in overall marketing and advertising expenditures by our customers throughout most of 2002. As a result, we expect our revenues and EBITDA to reflect this overall weakness. However, we believe that our balanced portfolio between trade shows and publications and our diversification across many industry sectors may mitigate the overall impact from continued weakness in general economic conditions and reduce potential volatility of any one sector.

  Funding of Advanstar.com

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

        In the first quarter of 2002, management of Advanstar, Inc. began to consider the further consolidation of the activities of Advanstar.com with the Company, or a merger of Advanstar.com into the Company. Consequently, in response to the changing business environment and continuing operating losses of Advanstar.com, the Company recorded a first quarter non-cash charge of $37.2 million related to a provision against the outstanding advances and notes due to the Company from Advanstar.com as of December 31, 2001.

        In the first quarter of 2002 the Company began recording the advances and notes issued during the quarter as an operating expense on the Company's condensed consolidated statement of operations, as a reflection of the ongoing nature of the operations of Advanstar.com in support of the Company's operations as a result of the restructuring of the activities of Advanstar.com in 2001. Net advances and notes during the three and six month periods ended June 30, 2002 were approximately $0.6 million and $1.5 million, respectively.

  Presentation of Financial Information

Acquisitions

  •
  From January 1, 2001 through December 31, 2001 we purchased the outstanding minority interests in Advanstar Wideband (our License magazine), several automotive industry magazines and the TechLearn conference for a cumulative purchase price totaling $14.3 million in cash and assumed liabilities. We also financed a portion of the acquisition of the Techlearn conference with a $6.0 million note payable. In addition, we contributed SeCA to a 65% owned joint venture and recorded a minority interest of $6.3 million representing the minority stockholder's proportional share of the joint venture's equity at its formation date.

  •
  From January 1, 2002 through June 30, 2002 we completed the acquisitions of the AIIM International Exposition and Conference and the First Global Media Group with a cumulative purchase price totaling approximately $11.7 million in cash and assumed liabilities.

        We account for our acquisitions under the purchase method of accounting and our results of operations include the effect of these acquisitions from the date of purchase. The pro forma operating results of the acquisitions are not material to our operating results.

The Acquisition

        During the first quarter of 2001, we recorded an extraordinary charge of approximately $2.6 million, net of a deferred tax benefit of approximately $1.5 million, in connection with the refinancing of the 9.25% senior subordinated notes with the 12.00% senior subordinated notes and the concurrent offering of additional senior discount notes. See Note 5 in the Notes to our Condensed Consolidated Financial Statements included within this report for further details.

  Sources of Revenue

Trade Shows and Conferences

        The trade shows and conferences segment derives revenue principally from the sale of exhibit space and conference attendance fees generated at its events. For the six months ended June 30, 2002, approximately 83% of our trade shows and conferences revenue was from the sale of exhibit space. Events are generally held on an annual basis in major metropolitan or convention areas such as New York City or Las Vegas. At many of our trade shows, a portion of exhibit space is reserved and partial payment is received as much as a year in advance. The sale of exhibit space is affected by the on-going quality and quantity of attendance, venue selection and availability, industry life cycle and general market conditions. Revenue and related direct event expenses are recognized in the month in which the event is held. Cash is collected in advance of an event and is recorded on our balance sheet as deferred revenue.

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

        Our trade show and publishing properties operate in many different markets and industries which are subject to economic conditions prevalent in those industries. Accordingly, net revenues may fluctuate in connection with the markets in which we operate.

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

    Deferred Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Similarly, should we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset would reduce income in the period such determination was made.

    Impairment of Long-Lived Assets. We evaluate the recoverability of our identifiable intangible assets, and other long-lived assets in accordance with SFAS No. 144 which requires us to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. We use the fair value method to assess our goodwill on at least an annual basis. Impairments will be recorded in income from continuing operations.

    On January 1, 2002, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142) became effective for the Company and as a result, we ceased amortizing approximately $721.2 million of goodwill. We had recorded approximately $28.0 million of amortization on these amounts during 2001. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter.

    During the second quarter 2002, the Company completed an initial assessment of goodwill impairment. The assessment has indicated that there is the potential for a goodwill impairment charge related to our trade show segment, which has an aggregate net book value of goodwill of approximately $558.3 million. Preliminary valuations show that the carrying value of our trade show segment is in excess of its fair value by approximately $41.0 million. Consequently, there is the possibility for a material, non-cash impairment charge in the second half of 2002. Once final measurement of the goodwill impairment has been completed, the charge will be recorded as the cumulative effect of an accounting change as of January 1, 2002. We expect to complete the impairment measurement process in the second half of 2002.

Restatement of Financial Information Relating to Goodwill

        In connection with the Company's initial assessment of goodwill impairment for purposes of FAS 142, the Company determined that $71.7 million of goodwill should have been pushed down to, and reflected in, the financial statements of the Company. This goodwill arose from the October 2000 acquisition of Advanstar, Inc. and related to the operations of the reporting units comprising the Company. As a result, the Company's financial statements have been restated to reflect the push down of this goodwill and the related amortization expense from the acquisition date to the adoption of FAS 142 effective January 1, 2002. While the adjustments to previously reported financial statements increase the Company's net loss for the period from October 12, 2000 through December 31, 2000 and for the year ended December 31, 2001, these adjustments have no impact on net revenue or cash flows for any period, do not impact measurements of EBITDA (defined below), have no impact on the financial ratio covenants in the Company's debt instruments and have no effect on the consolidated financial statements of the Company's parent, Advanstar, Inc. The Company intends to amend its prior filings on Form 10-Q for the quarter ended March 31, 2002 as well as its Form 10-K for the year ended December 31, 2001 to reflect the restatement of the Company's results of operations for 2001 and for the period from October 12, 2000 through December 31, 2000. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for a summary of the restatement of certain previously issued financial information relating to goodwill.

Selected Financial Data

        The following table sets forth selected statements of operations and other financial data.

        We define "EBITDA" as operating income plus amortization and depreciation less amounts attributable to minority interest. EBITDA does not represent, and should not be considered to be, an alternative to net income or cash flow from operations as determined in accordance with GAAP, and our calculation thereof may not be comparable to that reported by other companies. We believe that EBITDA provides useful information regarding our ability to service and/or incur indebtedness and is used by many other companies. Our key financial covenants under our existing credit facility, which impact the amount of indebtedness we are permitted to incur, are based, in part, on our EBITDA. EBITDA does not take into account our working capital requirements, debt service requirements and other commitments. Accordingly, EBITDA is not necessarily indicative of amounts that may be available to us for discretionary uses.

        "Adjusted EBITDA" is defined as EBITDA plus the provision for notes and advances due from Advanstar.com. We believe that "Adjusted EBITDA" is a useful supplement to net income in understanding cash flows generated from operations that are available for taxes, debt service and capital expenditures, as it excludes the one-time non-cash provision in the first quarter of 2002 for notes and advances due from Advanstar.com.

        To calculate EBITDA for the three months ended June 30, 2002 and 2001, we adjusted operating income by $(0.8) million and $(0.8) million, respectively, to reflect minority interest. To calculate

EBITDA for the six months ended June 30, 2002 and 2001, we adjusted operating income by $(0.9) million and $(1.1) million, respectively, to reflect minority interest.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands) (2001 amounts restated—See Note 2)
Net revenue:
Trade shows and conferences	$21,934	$30,110	$98,399	$119,674
Publications	37,049	40,733	65,723	75,373
Marketing services and other	4,310	4,638	8,598	9,081

Total net revenues	63,293	75,481	172,720	204,128
Cost of production and selling:
Trade shows and conferences	13,892	23,006	47,612	64,365
Publications	24,355	28,617	47,288	56,033
Marketing services and other	2,290	2,505	3,515	4,097

Total cost of production and selling	40,537	54,128	98,415	124,495
Funding of affiliated dot.com company operations	637	—	38,716	—
General and administrative expenses	10,739	11,262	22,085	24,459
Depreciation and amortization	17,035	15,393	34,470	32,492

Operating income (loss)	(5,655)	(5,302)	(20,966)	22,682
Other income (expense):
Interest expense, net	(13,252)	(13,518)	(25,926)	(28,192)
Other income (expense)	1,216	2,488	2,258	1,550
Provision (benefit) for income taxes	(8,030)	(4,192)	(18,624)	3,975
Minority interests	(589)	(632)	(677)	(766)

Income (loss) before extraordinary item and accounting change	$(10,250)	$(12,772)	$(26,687)	$(8,701)

EBITDA	$10,563	$9,320	$12,586	$54,122
Provision for notes and advances from affiliated dot.com company	—	—	37,192	—

Adjusted EBITDA	$10,563	$9,320	$49,778	$54,122

Results of Operations

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

Net Revenue

        Total net revenue decreased $12.2 million, or 16.2%, to $63.3 million in the second quarter of 2002 from $75.5 million for the second quarter of 2001.

        Net revenue from trade shows and conferences declined $8.2 million, or 27.2%, to $21.9 million for the second quarter of 2002 from $30.1 million in the second quarter of 2001. This decrease was primarily attributable to the discontinuation of our iEB internet trade show in our technology market as well as the lag effect of the economic downturn in 2001 on our 2002 events, partially offset by a shift in the timing of when events take place. The downturn in the U.S. economy continued to impact revenue in our trade shows due to our customers' concern over its ongoing impact on their marketing efforts. Revenue for the quarter was also impacted by a net shift in the timing of three trade shows.

Two were held in the first quarter of 2001, but moved to the second quarter of 2002 and another event was held in the second quarter of 2001, but moved to the first quarter of 2002. Adjusting second quarter 2001 results for these movements, second quarter 2002 trade show revenue declined by $12.4 million, or 36.0%.

        Net revenue from publications and marketing services declined $4.0 million, or 8.8%, to $41.4 million for the second quarter of 2002 from $45.4 million in 2001. Advertising pages decreased approximately 4.3% across our portfolio but the decline was concentrated heavily in our technology and travel sectors, which continue to slump due to the condition of the technology markets and the reduced levels of non-business travel since September 11. Advertising pages increased 3.8% in aggregate across all of our other industry sectors other than travel and technology. We also discontinued several small publications and directories which were published in the second quarter of 2001 offset by revenue from several product launches in the pharmaceutical and health care sectors. Despite early indications of stability in the publishing sector, the economic outlook continues to be challenging, and forward visibility on our advertising revenue and pages is limited, due to the concerns of our customers related to the overall business environment.

Cost of Production and Selling

        Cost of production and selling expenses declined $13.6 million, or 25.1%, to $40.5 million for the second quarter of 2002 from $54.1 million for the comparable period of 2001.

        Expenses of trade shows and conferences declined $9.1 million, or 39.6%, to $13.9 million for the second quarter of 2002 from $23.0 million in 2001. This decrease was primarily due to the discontinuation of our iEB internet trade show, a reduction in variable trade show costs in line with the reduction in trade show revenue and aggressive cost management on staff and discretionary direct trade show costs. Adjusting first quarter 2001 results for movements of events between quarters, trade show and conference expenses in 2002 declined $10.4 million, or 42.7%.

        Expenses of publication and marketing services declined $4.5 million, or 14.4%, to $26.6 million in the second quarter of 2002 from $31.1 million in the second quarter of 2001. This decrease was due primarily to savings attributable to our ongoing cost reduction programs, a 15% reduction in paper costs and cost savings associated with discontinued publications.

Funding of Affiliated Company Operations

        In the first quarter of 2002, management of Advanstar, Inc. began to consider the further consolidation of the activities of Advanstar.com with the Company, or a merger of Advanstar.com into the Company. Consequently, in response to the changing business environment and continuing operating losses of Advanstar.com, the Company recorded in the first quarter of 2002, a non-cash charge of $37.2 million related to recording a provision against the outstanding advances and notes due to the Company from Advanstar.com as of December 31, 2001.

        The Company began recording the advances and notes issued during 2002 as an operating expense on our condensed consolidated statement of operations, as a reflection of the ongoing nature of the operations of Advanstar.com in support of our operations resulting from the restructuring of the activities of Advanstar.com in 2001. We funded approximately $0.6 million in support of those operations in the second quarter of 2002 compared to $5.0 million in the second quarter of 2001. This level of support represents a significant reduction in the operating costs of Advanstar.com from 2001 levels.

General and Administrative Expenses

        General and administrative expenses decreased $0.6 million, or 4.6%, to $10.7 million in the second quarter of 2002 from $11.3 million in the second quarter of 2001. This decrease is primarily attributable to our ongoing cost and headcount reduction programs. In response to the decline in revenues throughout 2001 and into 2002, we implemented early and aggressive cost management actions, including staff reductions of approximately 8.4%, reductions in travel and other operating costs, and reorganization of certain support functions and processes.

Depreciation and Amortization

        Depreciation and amortization expense increased $1.6 million to $17.0 million in the second quarter of 2002 from $15.4 million in the second quarter of 2001 primarily due to the adoption in January 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets." Upon adoption we discontinued the amortization of goodwill but accelerated amortization of certain of our trade exhibitor and advertiser lists. Excluding goodwill amortization recorded in the second quarter of 2001 and adjusting the second quarter 2002 for the effect of accelerated amortization of certain identified intangible assets, depreciation and amortization expense increased $1.5 million due to amortization of intangible assets related to acquisitions completed in the third quarter of 2001.

Interest Expense, Net

        Net interest expense declined $0.2 million, or 2.0%, in the second quarter of 2002 to $13.3 million from $13.5 million in the second quarter of 2001 due to a decrease in our weighted average interest rate.

        Approximately $165.0 million of our total debt is at a fixed rate through coupon rates on our senior subordinated notes with an additional $250.0 million covered by our interest rate protection agreements. While we do not anticipate a significant change in interest rates in the near term, a 100 basis point increase in interest rates on variable rate debt would have resulted in an increase in interest expense for the quarter of $0.4 million.

Other Income (Expense)

        Other income declined $1.3 million in the second quarter of 2002 to $1.2 million from $2.5 million in the second quarter of 2001. We reported a non-cash loss of approximately $0.1 million in the second quarter of 2002 related to our foreign currency and interest rate hedging activities, compared to a non-cash gain of approximately $2.0 million in the comparable period of 2001. During the second quarter of 2002 we also recorded a non-cash foreign exchange gain of $1.2 million, compared to $0.4 million in the second quarter of 2001.

Provision (Benefit) for Income Taxes

        The income tax benefit increased $3.8 million to $8.0 million in the second quarter of 2002 from $4.2 million in the second quarter of 2001. Our expected annual effective rate for 2002 decreased primarily as a result of not recording goodwill amortization expense pursuant to our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002.

Adjusted EBITDA

        Adjusted EBITDA increased $1.3 million, or 13.3%, to $10.6 million in the second quarter of 2002 from $9.3 million in the second quarter of 2001. The increase was due primarily to an increase in contribution and reduced general and administrative expenses attributable to our on-going cost reduction programs, partially offset by a $0.6 million charge related to current funding of our affiliated dot.com company's operations. Adjusting second quarter results for the net shift in the timing of trade shows, 2002 Adjusted EBITDA declined by $1.6 million.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Net Revenue

        Total net revenue declined $31.4 million, or 15.4%, to $172.7 million in the first half of 2002 from $204.1 million for the first half of 2001.

        Net revenue from trade shows and conferences declined $21.3 million, or 17.8%, to $98.4 million for the first half of 2002 from $119.7 million in the same period of 2001. This decrease was attributable to declines in our technology sector which continues to suffer from the overall technology market slump; the discontinuance of three events in our iEB internet group in the U.S., Europe and Brazil along with several smaller events across our other sectors; and our fashion sector, which was impacted by a difficult apparel retail business environment and by our market repositioning of our east coast fashion events. Revenue for the first half was also impacted by a shift in the timing of trade shows held in the first half of 2001 but not scheduled in the first half of 2002. Adjusting first half results for this movement, first half 2002 trade show revenue declined by $18.5 million, or 15.8%.

        Net revenue from publications and marketing services declined $10.2 million, or 12.0%, to $74.3 million for the first half of 2002 from $84.5 million in 2001. Advertising pages decreased approximately 7.8% across our portfolio. The page decline was heavily concentrated in our technology and travel sectors. Advertising pages remained flat across all of our industry sectors other than travel and technology. We also discontinued several small publications and directories which were published in the first half of 2001 offset by revenue from several product launches in the pharmaceutical and health care sectors.

Cost of Production and Selling

        Cost of production and selling expenses declined $26.1 million, or 21.0%, to $98.4 million for the first half of 2002 from $124.5 million for the comparable period of 2001.

        Expenses of trade shows and conferences declined $16.8 million, or 26.0%, to $47.6 million for the first half of 2002 from $64.4 million in 2001. This decrease was primarily due to the discontinuance of three events in our iEB internet group, aggressive cost management activities affecting direct trade show related costs and staffing. Adjusting first half 2001 results for movements of events between quarters, trade show and conference expenses in 2002 declined $14.9 million, or 23.9%.

        Expenses of publication and marketing services declined $9.3 million, or 15.5%, to $50.8 million in the first half of 2002 from $60.1 million in the first half of 2001. This decrease was due primarily to savings attributable to our ongoing cost reduction programs, a reduction in paper costs and cost savings associated with discontinued publications. Printing and postage pricing remained stable during the period. Paper costs have declined 15.0% since January 2002 due to excess industry capacity and low demand. We expect paper prices to experience upward pressure over the next 12 months as economic recovery increases global demand.

Funding of Affiliated Company Operations

        In the first quarter of 2002, management of Advanstar, Inc. began to consider the further consolidation of the activities of Advanstar.com with the Company, or a merger of Advanstar.com into the Company. Consequently, in response to the changing business environment and continuing operating losses of Advanstar.com, the Company recorded a first quarter non-cash charge of $37.2 million related to a provision against the outstanding advances and notes due to the Company from Advanstar.com as of December 31, 2001.

        The Company also began recording the advances and notes issued during 2002 as an operating expense on our condensed consolidated statement of operations, as a reflection of the ongoing nature of the operations of Advanstar.com in support of our operations resulting from the restructuring of the activities of Advanstar.com in 2001. We funded approximately $1.5 million in support of those operations in the first half of 2002 compared to approximately $12.5 million in the first half of 2001. This level of support represents a significant reduction in the operating costs of Advanstar.com from those in 2001.

General and Administrative Expenses

        General and administrative expenses declined $2.4 million, or 9.7%, to $22.1 million in the first half of 2002 from $24.5 million in the comparable period of 2001. This decrease is primarily attributable to our ongoing cost and headcount reduction programs. In response to the decline in revenues throughout 2001 and into 2002, we implemented early and aggressive cost management actions, including staff reductions of approximately 9.7%, reductions in travel and other operating costs, and reorganization of certain support functions and processes.

Depreciation and Amortization

        Depreciation and amortization expense increased $2.0 million to $34.5 million in the first half of 2002 from $32.5 million in the first half of 2001 primarily due to the adoption in January 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets." Upon adoption we discontinued the amortization of goodwill but accelerated amortization of certain of our trade exhibitor and advertiser lists. Excluding goodwill amortization recorded in the first half of 2001 and adjusting the first half 2002 for the effect of accelerated amortization of certain identified intangible assets, depreciation and amortization expense increased $3.1 million due to amortization of intangible assets related to acquisitions completed in during 2001.

Interest Expense, Net

        Net interest expense declined $2.3 million, or 8.0%, to $25.9 million in the first half of 2002 from $28.2 million in the first half of 2001 due to a decrease in our weighted average interest rate, partially offset by the additional indebtedness necessary to fund the Acquisition. In February 2001, we replaced our then outstanding $150.0 million 9.25% senior subordinated notes with $160.0 million 12.00% senior subordinated notes.

        Approximately $165.0 million of our total debt is at a fixed rate through coupon rates on our senior subordinated notes with an additional $250.0 million covered by our interest rate protection agreements. While we do not anticipate a significant change in interest rates in the near term, a 100 basis point increase in interest rates on variable rate debt would have resulted in an increase in interest expense for the first half of 2002 of $0.7 million.

Other Income (Expense)

        Other income increased $0.7 million to $2.3 million in the first half of 2002 from $1.6 million in the first half of 2001. We reported a non-cash gain of approximately $2.0 million in the first half of 2002 related to our foreign currency and interest rate hedging activities, compared to a non-cash gain of approximately $1.4 million in the comparable period of 2001.

Provision (Benefit) for Income Taxes

        The income tax benefit increased $22.6 million to $(18.6) million in the first half of 2002 from $4.0 million in the first half of 2001. This increase was primarily due to the provision we recorded for our notes and advances due to us from our affiliate, Advanstar.com. Our expected annual effective rate for 2002 decreased primarily as a result of not recording goodwill amortization expense pursuant to our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002.

Adjusted EBITDA

        Adjusted EBITDA declined $4.3 million, or 8.0%, to $49.8 million in the first half of 2002 from $54.1 million in the first half of 2001. The decrease was due primarily to a reduction in revenue and a $1.5 million charge related to current funding of our affiliated dot.com company's operations, partially offset by savings in our corporate overhead structure as part of an on-going cost reduction program. We continue to aggressively manage and reduce costs in response to declines in revenue and sustain our Adjusted EBITDA margins which are 28.8% for the first half of 2002 compared to 26.5% for the same period last year. Adjusting first half 2001 results for the shift in the timing of trade shows, 2002 Adjusted EBITDA declined by $3.4 million, or 6.4%.

Liquidity and Capital Resources

        Since the Acquisition, our principal sources of liquidity have been cash flow from operations and borrowings under our credit facility and our principal uses of cash have been the debt service requirements of our indebtedness described below, capital expenditures and strategic acquisitions. As of June 30, 2002, we had total indebtedness of $557.3 million and approximately $48.4 million of borrowings available under our revolving credit facility. We repaid $5.0 million on the revolving credit facility during the second quarter of 2002.

        Credit facility.    The term loan facility under the credit facility consists of a $100.0 million amortizing term loan A maturing April 11, 2007 and a $315.0 million amortizing term loan B maturing October 11, 2008. The credit facility also includes an $80.0 million revolving credit facility. The revolving credit facility will terminate in April 2007. The credit facility may be increased by up to $50.0 million at our request, with the formal prior consent of the lenders or other financial institutions providing the increase. However, there can be no assurance that this consent will be obtained. In February 2001, we repaid $10.8 million of term loan A and $34.2 million of term loan B at the closing of the issuance of our 12.00% Series B senior subordinated notes due 2011 (the Replacement Notes).

        Borrowings under the credit facility generally bear interest based on a margin over, at our option, the base rate or the reserve-adjusted London-interbank offered rate (LIBOR). The applicable margin for revolving credit loans and term loan A will vary based upon our ratio of consolidated debt to EBITDA, as defined in the credit facility, and the applicable margin for term loan B is 4.00% over LIBOR and 2.75% over the base rate. Our obligations under the credit facility are guaranteed by Advanstar Holdings Corp., our ultimate parent company, and all our existing and future domestic subsidiaries and are secured by substantially all of the assets of our company and the subsidiary guarantors, including a pledge of the capital stock of all our existing and future domestic subsidiaries, a pledge of no more than 65% of the voting stock of any foreign subsidiary directly owned by our company or any domestic subsidiary, a pledge of all intercompany indebtedness in favor of Advanstar, Inc., our company and our domestic subsidiaries, a pledge of our company's and Advanstar IH, Inc.'s capital stock by our parent company, and a pledge of our parent company's capital stock by Advanstar Holdings Corp. The credit facility contains covenants and events of default that, among other things, limit our ability to incur debt, pay dividends and make investments.

        As a result of the decline in our operating results through 2001 and the anticipated decline in our operating results through much of 2002, we believe that we would have failed to satisfy certain of the financial covenants contained in our Credit Facility as of March 31, 2002. Accordingly, we sought and obtained an amendment to the Credit Facility in March 2002 which provided for certain revisions to our quarterly financial covenants in 2002 and 2003. As of June 30, 2002 we were in compliance with these financial covenants.

        Replacement Notes.    The Replacement Notes mature in 2011 and are guaranteed by each of our existing and future domestic restricted subsidiaries. Interest on the Replacement Notes is payable semi-annually in cash. The Replacement Notes contain covenants and events of default that, among other things, limit our ability to incur debt, pay dividends and make investments. As of June 30, 2002, we were in compliance with these covenants.

        Parent company notes.    As part of the financing for the Acquisition, our parent, Advanstar, Inc., issued senior discount notes due October 2011 (the Discount Notes) with a principal amount at maturity of $103.2 million. Concurrently with the closing of the offering of the Replacement Notes, Advanstar, Inc. sold additional Discount Notes due October 2011 with an additional aggregate principal amount at maturity of $68.6 million. These notes do not require cash interest payments until 2006 and contain covenants and events of default that, among other things, limit the ability of Advanstar, Inc. and its subsidiaries (including the Company) to incur debt, pay dividends and make investments. Neither we nor any of our subsidiaries guaranteed the Discount Notes. Advanstar, Inc., however, is a holding company and its ability to pay interest on these Discount Notes will be dependent upon the receipt of dividends from its subsidiaries, including the Company.

        Contractual and contingent obligations.    Our contractual obligations are set forth below (in millions):

	Payment due by Period
Contractual Obligation	Less Than 1 Year	1 to 3 Years	Over 3 Years
Indebtedness (excluding interest)	$17.0	$53.3	$487.0
Operating leases	5.9	13.0	13.5

Total	$22.9	$66.3	$500.5

        Our contingent obligations are primarily composed of $2.6 million of letters of credit and our interest rate and foreign currency derivatives discussed more fully below in Item 3—Qualitative and Quantitative Disclosure About Market Risk

        Capital expenditures.    Capital expenditures in the first half of 2002 were approximately $3.2 million. We anticipate that we will spend between $7.0 and $8.0 million on capital expenditures in 2002, primarily for expenditures related to our desktop computers and management information systems. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under the credit facility will be adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

        Acquisitions and investments.    We have provided funding to Advanstar.com, our affiliate and a subsidiary of Advanstar, Inc., to support its operations. We provided funding of approximately $1.5 million in the first half of 2002 and anticipate that we will provide approximately $1.0 million to $1.5 million of additional funding in 2002. Our debt instruments limit the total amount we can invest in Advanstar.com. Based on current estimates, we anticipate that we will be able to make these investments within those limitations.

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

        On a relative basis, our revenue reaches its highest levels during the first and third quarters of the year largely due to the timing of the MAGIC trade shows and our other large trade shows and conferences. This seasonality, when combined with the shift in the timing of when events take place from year to year, may have a significant effect on our quarterly working capital.

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

        Cash flows from operating activities.    Net cash provided by operations decreased $10.7 million to a use of cash of $0.2 million in 2002 from a source of cash of $10.5 million in 2001. The decrease was primarily due to an increase in cash interest expense of $10.5 million due to the timing of interest payments on our

Replacement Notes compared to our old 9.25% senior subordinated notes and an increase in working capital.

        Cash flows used in investing activities.    Net cash used in investing activities declined $10.2 million to $16.5 million in 2002, from $26.7 million in 2001. This decline was principally due to decreased funding of Advanstar.com and reduced capital expenditures, partially offset by increased investments in acquisitions during the period.

        Cash flows from financing activities.    Net cash used by financing activities increased $27.8 million to $15.0 million in 2002, from a source of cash of $12.8 million in 2001. This increase was principally due to increased payments on long-term debt and financing costs related to the amendment to our senior credit agreement during the quarter. In 2001 we refinanced the Replacement Notes (as more fully discussed above) and made additional borrowings under our operating line of credit during the first half of 2001.

New Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not impact the results of operations or financial position of the Company for the three or six month period ended June 30, 2002.

        In May 2002, the FASB issued Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". SFAS No. 145 amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is generally effective for fiscal years beginning after May 15, 2002. The Company has not adopted SFAS No. 145. The adoption of SFAS No. 145 is not expected to have a significant impact of the results of operations or financial position of the Company.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a significant impact of the results of operations or financial position of the Company.

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

        Interest Rates.    We rely significantly on variable rate and fixed rate debt in our capital structure. At June 30, 2002, we had fixed rate debt of $165.0 million and variable rate debt of $392.3 million. The pre-tax earnings and cash flows impact for the next year resulting from a 100 basis point increase in interest rates on variable rate debt would be a reduction of pre-tax earnings of $3.9 million, holding other variables constant and excluding the impact of our interest rate protection agreements. Under the credit facility, we are required to enter into interest rate protection agreements that have the effect of causing at least half of the outstanding term loan borrowings and Replacement Notes to be fixed-rate borrowings. We have entered into agreements to cap the interest rate on $250.0 million of borrowings under our credit facility, which would have the effect of reducing the impact of interest rate increases on our earnings and cash flows.

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

        Our strategy for management of currency risk relies primarily upon conducting our operations in a country's respective currency and may, from time to time, involve currency derivatives, primarily forward exchange contracts, to reduce our exposure to currency fluctuations. As of June 30, 2002, there were open foreign exchange derivative contracts to sell with a notional amount totaling $2.0 million and to buy with a notional amount totaling $0.9 million. The estimated fair value of the foreign exchange contracts based upon market quotes was a net liability of approximately $0.1 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to an additional loss of approximately $0.1 million. Actual results may differ.

PART II Other Information

Item 4.	Submissions of Matters to a Vote of Security Holders. None
Item 6.	Exhibits and Reports on Form 8-K
Item 6(a).	Exhibits 99.1—CEO's Certificate 99.2—CFO's Certificate
Item 6(b).	Reports on Form 8-K
A report on Form 8-K was filed by the Company on April 18, 2002 to report an event under Item—Changes in Registrant's Certifying Accountant. No financial statements were filed with such report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANSTAR COMMUNICATIONS INC.
August 14, 2002	/s/ DAVID W. MONTGOMERY David W. Montgomery Vice President-Finance, Secretary and Chief Financial Officer

QuickLinks

ADVANSTAR COMMUNICATIONS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data—Unaudited)
ADVANSTAR COMMUNICATIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands—Unaudited)
ADVANSTAR COMMUNICATIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands—Unaudited)
ADVANSTAR COMMUNICATIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands—Unaudited)
ADVANSTAR COMMUNICATIONS INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES Condensed consolidating balance sheets As of June 30, 2002 (in thousands—unaudited)
ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES Condensed consolidating statements of operations Three months ended June 31, 2002 (in thousands—unaudited)
ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES Condensed consolidating statements of operations Three months ended June 31, 2002 (in thousands—unaudited)
ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES Condensed consolidating statements of cash flows Six months ended June 30, 2002 (in thousands—unaudited)
ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES Condensed consolidating balance sheets As of December 31, 2001 (in thousands—unaudited) As Restated
ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES Condensed consolidating statements of operations Three months ended June 30, 2001 (in thousands—unaudited) As Restated
ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES Condensed consolidating statements of operations Six months ended June 30, 2001 (in thousands—unaudited) As Restated
ADVANSTAR COMMUNICATIONS INC. AMD SUBSIDIARIES Condensed condolidating statements of cash flows Six months ended June 30, 2001 (in thousands—unaudited) As Restated
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Qualitative and Quantitative Disclosure about Market Risk
Item 4.
Item 6.
Item 6(a).
Item 6(b).
  PART II Other Information
SIGNATURES