Form 10-Q
period 2002-09-30
ADVANSTAR COMMUNICATIONS INC
filed 2002-11-14
CIK 1062771

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of November 14, 2002, 1,000,000 shares of the Registrant's common stock were outstanding.

PART I    Financial Information

Item 1. Financial Statements:

ADVANSTAR COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2002	December 31, 2001
	(Unaudited)	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$13,177	$44,636
Accounts receivable, net	23,245	22,891
Prepaid expenses	7,507	11,402
Other	1,064	1,648

Total current assets	44,993	80,577
Property, plant and equipment, net	24,222	25,456
Intangible and other assets
Goodwill, net	725,936	719,386
Intangibles and other, net	138,199	175,360

Total intangible and other assets	864,135	894,746

Total assets	$933,350	$1,000,779

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Current maturities of long-term debt	$17,000	$16,200
Accounts payable	25,436	29,794
Accrued liabilities	24,444	31,596
Deferred revenue	25,189	54,049

Total current liabilities	92,069	131,639
Long-term debt, net of current maturities	536,050	553,800
Deferred income taxes	6,623	16,157
Other long-term liabilities	4,566	4,525
Due to Parent	6,566	3,662
Minority interests	15,584	14,610
Commitments and contingencies
Stockholder's equity
Common stock, $.01 par value; 40,000,000 shares authorized; 1,000,000 shares issued and outstanding at September 30, 2002 and December 31, 2001	10	10
Capital in excess of par	387,367	350,175
Accumulated deficit	(103,234)	(67,807)
Accumulated other comprehensive loss	(12,251)	(5,992)

Total stockholder's equity	271,892	276,386

Total liabilities and stockholder's equity	$933,350	$1,000,779

See notes to condensed consolidated financial statements.

ADVANSTAR COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands—Unaudited)

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001
		(Restated)
Net revenue	$81,399	$80,778

Operating expenses:
Costs of production	15,621	14,223
Selling, editorial and circulation	27,080	29,625
Funding of affiliated dot.com company operations (see Note 8)	379	—
General and administrative	8,957	8,409
Amortization of intangible assets	14,711	24,618
Depreciation	2,484	2,217

Total operating expenses	69,232	79,092

Operating income	12,167	1,686
Other income (expense):
Interest expense, net	(12,871)	(13,488)
Other income (expense), net	1,716	(352)

Income (loss) before income taxes and minority interests	1,012	(12,154)
Provision (benefit) for income taxes	190	(2,334)
Minority interests	(1)	420

Net income (loss)	$821	$(9,400)

See notes to condensed consolidated financial statements.

ADVANSTAR COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands—Unaudited)

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Net revenue	$254,119	$284,906

Operating expenses:
Costs of production	51,511	55,625
Selling, editorial and circulation	89,605	112,718
Funding of affiliated dot.com company operations (see Note 8)	39,095	—
General and administrative	31,042	32,868
Amortization of intangible assets	43,701	62,602
Depreciation	6,971	6,752

Total operating expenses	261,925	270,565

Operating income (loss)	(7,806)	14,341
Other income (expense):
Interest expense, net	(38,797)	(41,680)
Other income (expense), net	3,974	1,108

Loss before income taxes and minority interests	(42,629)	(26,231)
Provision (benefit) for income taxes	(7,882)	(5,019)
Minority interests	(680)	(328)

Loss before extraordinary item and accounting change	(35,427)	(21,540)
Extraordinary item, net of tax	—	(2,556)
Cumulative effect of accounting change, net of tax	—	(552)

Net loss	$(35,427)	$(24,648)

See notes to condensed consolidated financial statements.

ADVANSTAR COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands—Unaudited)

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
		(Restated)
Operating Activities
Net loss	$(35,427)	$(24,648)
Adjustments to reconcile net loss to net cash provided by operating activities, excluding effects of acquisitions:
Provision for notes and advances from affiliated dot.com company (see Note 8)	37,192	—
Deferred income taxes	(9,534)	(10,920)
Extraordinary item—early extinguishment of debt, net of taxes	—	2,556
Unrealized (gain) loss on derivative financial instruments	(967)	886
Depreciation and amortization	50,672	69,354
Non-cash interest	2,011	1,744
Loss on sales of assets and other	670	433
Changes in operating assets and liabilities	(33,876)	(26,670)

Net cash provided by operating activities	10,741	12,735

Investing Activities
Additions to property, plant and equipment	(5,705)	(6,907)
Acquisition of publications and trade shows, net of cash acquired	(14,327)	(14,535)
Increase in advances and notes due from affiliates	—	(15,437)
Proceeds from sale of assets and other	21	18

Net cash used in investing activities	(20,011)	(36,861)

Financing Activities
Net proceeds from (payments on) revolving credit facility	(5,000)	34,000
Borrowings of long-term debt	—	160,000
Payments of long-term debt	(11,950)	(195,000)
Long-term debt financing costs	(1,785)	(9,001)
Dividends paid to minority interest holders	(503)	—
Proceeds from capital contributions	—	34,775

Net cash provided by (used in) financing activities	(19,238)	24,774
Effect of exchange rate changes on cash and cash equivalents	(2,951)	(786)
Net decrease in cash and cash equivalents	(31,459)	(138)
Cash and cash equivalents, beginning of period	44,636	17,675

Cash and cash equivalents, end of period	$13,177	$17,537

See notes to condensed consolidated financial statements.

ADVANSTAR COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by Advanstar Communications Inc. (Communications, or the Company) in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes that all adjustments, consisting solely of normal recurring items, considered necessary for a fair presentation have been included, and that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements, however, should be read in conjunction with the audited financial statements and the related notes, included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002, which will be amended to reflect the restatement of the Company's results of operations for 2001. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2002.

Reclassifications

        Certain reclassifications have been made to amounts reported in prior periods in order to conform to the current period presentation.

2. Restatement of Financial Information Relating to Goodwill and Intangible Assets

        In connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," the Company determined that $71.7 million of goodwill arising from the acquisition of the Company's direct parent, Advanstar, Inc., in October 2000, and related to the operations of the reporting units comprising the company should have been pushed down from the parent to the financial statements of the Company. As a result, the financial statements have been restated to reflect the push down of this goodwill and related amortization expense from the acquisition date to the adoption of SFAS No. 142 effective January 1, 2002.

        In addition, the Company has determined that the method of amortization of certain intangible assets acquired in the acquisition of the Company consisting of intangible assets related to trade exhibitor lists and advertiser lists, should reflect the pattern in which the economic benefit would be realized. Accordingly, amortization of the affected intangible assets which was recognized on a straight-line basis in 2001 and an accelerated basis in 2002 was adjusted to reflect accelerated methods which correspond to the Company's projections of future cash flows directly related to these intangible assets.

        A summary of the restatement of previously issued financial information is as follows:

(in thousands)	As Previously Reported	As Restated
Balance Sheet at December 31, 2001
Goodwill, net of accumulated amortization	$653,758	$719,386
Intangibles and other, net of accumulated amortization	202,993	175,360
Deferred income tax liability	30,541	16,157
Minority interests	14,640	14,610
Capital in excess of par	278,425	350,175
Accumulated deficit	(45,194)	(67,807)
Accumulated other comprehensive income	(5,956)	(5,992)
Total stockholder's equity	227,285	276,386
Statement of Operations
Three Months Ended September 30, 2001
Amortization of intangible assets	15,059	24,618
Operating Income	11,245	1,686
Loss before income taxes and minority interests	(2,595)	(12,154)
Provision (benefit) for income taxes	1,926	(2,334)
Minority interests	392	420
Net loss	(4,129)	(9,400)
Statement of Operations
Nine Months Ended September 30, 2001
Amortization of intangible assets	40,970	62,602
Operating income	35,973	14,341
Loss before income taxes and minority interests	(4,509)	(26,231)
Provision (benefit) for income taxes	5,901	(5,019)
Minority interests	(374)	(328)
Loss before extraordinary item and accounting change	(10,784)	(21,540)
Net loss	(13,892)	(24,648)
Statement of Operations
Year Ended December 31, 2001
Amortization of intangible assets	53,530	85,949
Operating income (loss)	29,466	(2,953)
Loss before income taxes and minority interests	(25,155)	(57,664)
Provision (benefit) for income taxes	—	(11,166)
Minority interests	(186)	(156)
Loss before extraordinary item and accounting change	(25,341)	(46,654)
Net loss	(28,449)	(49,762)
Balance Sheet at December 31, 2000
Goodwill, net of accumulated amortization	748,320	818,770
Capital in excess of par	280,842	352,592
Accumulated deficit	(16,745)	(18,045)
Total stockholder's equity	265,011	335,461
Statement of Operations
For the period from October 12, 2000 through December 31, 2000
Amortization of intangible assets	12,711	14,011
Operating loss	(8,092)	(9,392)
Loss before income taxes and minority interests	(21,642)	(22,942)
Net loss	(16,745)	(18,045)

        The adjustments to previously reported financial statements have no impact on net revenue or cash flows for any period, do not impact measurements of earnings before taxes, depreciation, amortization and taxes and have no impact on the Company's financial ratio covenants in its debt instruments.

        As discussed in Note 3 related to the adoption of SFAS 142, the Company and its parent, Advanstar, Inc., completed an initial assessment of goodwill impairment. The assessment has indicated that there is the potential for a goodwill impairment charge related to our trade show segment. When we have completed the final measurement of the goodwill impairment, a charge will be recorded as the cumulative effect of an accounting change as of January 1, 2002. The Company expects to complete the impairment measurement process in the fourth quarter of 2002.

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

        During the second quarter 2002, the Company completed an initial assessment of goodwill impairment. The assessment indicated that there is the potential for a goodwill impairment charge related to our trade show segment which has an aggregate net book value of goodwill at December 31, 2001 of approximately $528.9 million. Preliminary valuations show that the carrying value of our trade show segment is in excess of its fair value by approximately $11.6 million. Consequently, there is the possibility for a material, non-cash impairment charge in the fourth quarter of 2002. Once final measurement of the goodwill impairment has been completed, the charge will be recorded as the cumulative effect of an accounting change as of January 1, 2002. The Company expects to complete the impairment measurement process in the fourth quarter of 2002.

        Upon adoption of SFAS No. 142, the Company discontinued the amortization of goodwill. The following table represents a reconciliation of income before extraordinary item and accounting change and net income adjusted for the exclusion of goodwill amortization, net of tax (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
		(As Restated)		(As Restated)
Reported income (loss) before extraordinary item and accounting change	$821	$(9,400)	$(35,427)	$(21,540)
Add: goodwill amortization, net of tax	—	5,685	—	17,055

Adjusted income (loss) before extraordinary item and accounting change	$821	$(3,715)	$(35,427)	$(4,485)

Reported net (loss) income	$821	$(9,400)	$(35,427)	$(24,648)
Add: goodwill amortization, net of tax	—	5,685	—	17,055

Adjusted net income (loss)	$821	$(3,715)	$(35,427)	$(7,593)

        The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, by operating segment, are as follows (in thousands):

	Trade Shows and Conferences	Trade Publications	Marketing Services	Totals
Balance as of December 31, 2001	$557,109	$131,932	$30,345	$719,386
Goodwill acquired during the period (final purchase price allocations completed)	7,586	(697)	(339)	6,550

Balance as of September 30, 2002	$564,695	$131,235	$30,006	$725,936

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

        Trade exhibitor and advertiser lists are amortized on an accelerated basis over six and five years, respectively, while subscriber lists and other intangible assets are amortized on a straight-line basis over three to 10 years and consist of the following as of September 30, 2002 and December 31, 2001 (in thousands):

	September 30, 2002	December 31, 2001
		(Restated)
Trade exhibitor lists	$161,410	$160,318
Advertiser lists	34,530	33,302
Subscriber lists	23,423	22,339
Other intangible assets	6,071	3,529
Other assets	22,417	20,582

	247,851	240,070
Accumulated amortization	(109,652)	(64,710)

Total intangible and other assets, net	$138,199	$175,360

        Estimated amortization expense of identified intangible assets for the next five years are as follows (in thousands):

2002	$60,657
2003	41,984
2004	25,283
2005	17,394
2006	12,203

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

Interest Rate Risk

        Variable rate debt instruments are subject to interest rate risk. The Company has entered into interest rate collar agreements with remaining maturities of up to 17 months to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The effective portion of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income in stockholder's equity and is recognized in earnings as the underlying interest expense is incurred. The ineffective portion of the interest rate collar agreements is recognized in current earnings.

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

        At September 30, 2002, the Company had foreign exchange derivative contracts to sell with a notional amount totalling $0.7 million and to buy totalling $0.5 million. The estimated fair value of the foreign exchange contracts based upon market quotes was a net liability of $0.1 million at September 30, 2002.

Accumulated Other Comprehensive Income (Loss)

        The following table summarizes the effects of FAS 133 on the Company's accumulated other comprehensive income as of September 30, 2002 (in thousands):

	Interest Rate Collar Agreements	Foreign Exchange Contracts	Total
Accumulated other comprehensive income (loss) balance at December 31, 2001	$(4,189)	$5	$(4,184)
Unwound from accumulated other comprehensive Income (loss) during the period	5,574	(5)	5,569
Mark to market of hedge contracts	(5,750)	—	(5,750)

Accumulated other comprehensive income (loss) balance at September 30, 2002	$(4,365)	$—	$(4,365)

        The fair value of the Company's derivatives was a net liability position of $6.9 million and $7.7 million at September 30, 2002 and December 31, 2001, respectively, of which $4.7 million and $6.6 million is included in accrued liabilities at September 30, 2002 and December 31, 2001, respectively, and $2.2 million and $1.1 million is included in other long-term liabilities at September 30, 2002 and December 31, 2001, respectively, in the accompanying condensed consolidated balance sheets.

Statement of Operations

        The following tables summarize the effects of FAS 133 on the Company's statement of operations for the three and nine month periods ended September 30, 2002 and 2001 (in thousands):

	Interest Rate Collar Agreements	Foreign Exchange Contracts	Total
Three months ended September 30, 2002
Other income (expense)	$80	$60	$140

Total statement of operations impact before taxes	$80	$60	$140

Three months ended September 30, 2001
Other income (expense)	$(674)	$(221)	$(895)

Total statement of operations impact before taxes	$(674)	$(221)	$(895)

	Interest Rate Collar Agreements	Foreign Exchange Contracts	Total
Nine months ended September 30, 2002
Other income (expense)	$368	$599	$967

Total statement of operations impact before taxes	$368	$599	$967

Nine months ended September 30, 2001
Other income (expense)	$(423)	$409	$(14)

Total statement of operations impact before taxes	$(423)	$409	$(14)

5. Debt

Credit Facility

        The senior credit facility (the Credit Facility) consists of (i) $415 million of term loans payable in quarterly installments beginning March 31, 2001 and continuing through October 11, 2008 and (ii) $80 million of revolving loan availability. As of September 30, 2002, the Company had approximately $48.4 million of borrowings available under the Credit Facility, subject to customary conditions. The Credit Facility contains a number of covenants that, among other things, require the Company to maintain certain financial ratios, including leverage and fixed charge coverage ratios, as defined. Failure of the Company to comply with any of these covenants may cause an event of default under the Credit Facility.

        Borrowings under the Credit Facility are collateralized by substantially all of the Company's assets. In addition, as of September 30, 2002, the Company has interest rate protection agreements for a notional amount of $150 million that effectively guarantee that the Company's interest rate on $150 million of the Company's Credit Facility will not exceed 10.17 percent, nor be less than 9.0 percent. The net interest paid or received is included in interest expense. At September 30, 2002, the estimated fair value of the interest rate protection agreements was a net liability position to the Company of approximately $6.9 million.

Senior Subordinated Notes

        On January 9, 2001, the 9.25 percent senior subordinated notes due in 2008 (the Notes) were tendered at an offer price in cash equal to 101 percent of the aggregate principal amount, plus accrued interest. The Company financed the repurchase of the Notes with bridge financing. The premium paid on the tender of the Notes of approximately $1.0 million, net of related tax benefits, is reflected as an extraordinary item in the accompanying 2001 condensed consolidated statement of operations.

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

        Long-term debt consists of the following (in thousands):

	September 30, 2002	December 31, 2001
Term loan A, interest at LIBOR plus 3.25%; 5.07% at September 30, 2002, due quarterly through April 11, 2007	$78,750	$89,200
Term loan B, interest at LIBOR plus 4.00%; 5.82% September 30, 2002, due quarterly through October 11, 2008	280,800	280,800
Revolving credit loan, interest at LIBOR plus 3.25%; 5.07% at September 30, 2002, due April 11, 2007	29,000	34,000
Senior subordinated notes at 12.00%, due 2011	160,000	160,000
Acquisition note payable, interest at 5.50%, due monthly through 2004	4,500	6,000

	553,050	570,000
Less- Current maturities	(17,000)	(16,200)

	$536,050	$553,800

        The Company's credit facility contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. Additionally, certain financial covenants under the Replacement Notes include a maximum leverage ratio, limitations on certain asset dispositions, payments, debt incurrence, dividends and other restricted payments. In March 2002, the Company obtained an amendment to the Credit Facility providing for certain revisions to the quarterly financial covenants applicable in 2002 and 2003. The Company was in compliance with all covenants as of September 30, 2002.

6. Comprehensive Income

        The tables below present comprehensive loss, defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders (in thousands):

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001
		(Restated)
Net income (loss)	$821	$(9,400)
Change in cumulative translation adjustment	(4,986)	(1,302)
Change in unrealized losses on derivative financial Instruments, net of taxes	(1,202)	(4,915)

Comprehensive loss	$(5,367)	$(15,617)

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
		(Restated)
Net income (loss)	$(35,427)	$(24,648)
Change in cumulative translation adjustment	(6,078)	(4,471)
Change in unrealized losses on derivative financial Instruments, net of taxes	(181)	(7,464)

Comprehensive loss	$(41,686)	$(30,583)

7. Segment Information

	Trade Shows and Conferences	Trade Publications	Marketing Services	Corporate and Other	Totals
		(In thousands)
Three months ended September 30, 2002
Revenues	$46,988	$30,567	$3,651	$193	$81,399
Contribution margin	28,120	8,304	1,464	810	38,698
Segment assets	666,799	176,173	31,837	58,541	933,350
Three months ended September 30, 2001 (Restated—See Note 2)
Revenues	$42,797	$33,757	$3,780	$444	$80,778
Contribution margin	26,473	7,581	1,904	972	36,930
Segment assets	664,662	190,396	30,305	79,371	964,734
	Trade Shows and Conferences	Trade Publications	Marketing Services	Corporate and Other	Totals
		(In thousands)
Nine months ended September 30, 2002
Revenues	$145,387	$96,290	$11,322	$1,120	$254,119
Contribution margin	78,907	26,739	5,032	2,325	113,003
Segment assets	666,799	176,173	31,837	58,541	933,350
Nine months ended September 30, 2001 (Restated—See Note 2)
Revenues	$162,471	$109,130	$12,426	$879	$284,906
Contribution margin	81,783	26,921	6,169	1,690	116,563
Segment assets	664,662	190,396	30,305	79,371	964,734

        Contribution margin is defined as net revenue less cost of production and selling, editorial and circulation costs.

        The reconciliation of total segment gross profit to consolidated pre-tax income (loss) is as follows (in thousands):

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001
		(Restated)
Total segment contribution margin	$38,698	$36,930
General and administrative	(8,957)	(8,409)
Funding of affiliated dotcom company operations	(379)	—
Depreciation and amortization	(17,195)	(26,835)
Interest expense	(12,871)	(13,488)
Other income (expense), net	1,716	(352)

Consolidated income (loss) before taxes and minority interests	$1,012	$(12,154)

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
		(Restated)
Total segment contribution margin	$113,003	$116,563
General and administrative	(31,042)	(32,868)
Funding of affiliated dotcom company operations	(39,095)	—
Depreciation and amortization	(50,672)	(69,354)
Interest expense	(38,797)	(41,680)
Other income (expense), net	3,974	1,108

Consolidated income (loss) before taxes and minority interests	$(42,629)	$(26,231)

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

        In 2002 the Company began recording the advances and notes issued during the current year as an operating expense on the Company's condensed consolidated statement of operations, as a reflection of the ongoing nature of the operations of Advanstar.com in support of the Company's operations as a result of the restructuring of the activities of Advanstar.com in 2001. Net advances and notes during the three and nine month period ended September 30, 2002 were approximately $0.4 million and $1.9 million, respectively.

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

9. New Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not impact the results of operations or financial position of the Company for the three or nine month period ended September 30, 2002.

        In May 2002, the FASB issued Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". SFAS No. 145 amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is generally effective for fiscal years beginning after May 15, 2002. The Company has not adopted SFAS No. 145. The adoption of SFAS No. 145 is not expected to have a significant impact of the results of operations or financial position of the Company, but in accordance with the transition provisions will result in the Company's fiscal 2001 extraordinary item being reclassified in the statement of operations.

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

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES
Condensed consolidating balance sheets
As of September 30, 2002
(in thousands—unaudited)

	Communications	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$6,426	$—	$6,751	$—	$13,177
Accounts receivable, net	20,178	39	3,028	—	23,245
Prepaid expenses	3,729	1,378	2,400	—	7,507
Intercompany receivable (payable)	(205,804)	173,578	32,226	—	—
Other	1,219	(220)	65	—	1,064

Total current assets	(174,252)	174,775	44,470	—	44,993
Noncurrent assets:
Property, plant and equipment, net	22,252	943	1,027	—	24,222
Intangible and other assets, net	470,473	318,962	74,700	—	864,135
Investments in subsidiaries	572,963	—	—	(572,963)	—

	$891,436	$494,680	$120,197	$(572,963)	$933,350

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$17,000	$—	$—	$—	$17,000
Accounts payable	14,189	6,553	4,694	—	25,436
Deferred revenue	18,440	1,547	5,202	—	25,189
Accrued liabilities	17,210	6,446	788	—	24,444

Total current liabilities	66,839	14,546	10,684	—	92,069
Long term debt, net of current maturities	536,050	—	—	—	536,050
Deferred income taxes and other long-term liabilities	(18,407)	29,293	303	—	11,189
Due to parent	12,441	(5,875)	—	—	6,566
Minority interests	14,734	—	850	—	15,584
Stockholder's equity:
Common stock	10	3	483	(486)	10
Capital in excess of par value	387,367	438,117	123,465	(561,582)	387,367
Accumulated deficit	(103,234)	18,596	(7,701)	(10,895)	(103,234)
Accumulted other comprehensive income	(4,364)	—	(7,887)	—	(12,251)

Total stockholder's equity	279,779	456,716	108,360	(572,963)	271,892

	$891,436	$494,680	$120,197	$(572,963)	$933,350

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES
Condensed consolidating statements of operations
Three months ended September 30, 2002
(in thousands—unaudited)

	Communications	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Net revenue	$43,392	$31,104	$6,903	$—	$81,399
Operating expenses:
Cost of production and selling, editorial and circulation	26,528	10,147	6,026	—	42,701
General and administrative	7,174	355	1,428	—	8,957
Funding of affiliated dot.com company operations	379	—	—	—	379
Depreciation and amortization	9,242	7,188	765	—	17,195

Total operating expenses	43,323	17,690	8,219	—	69,232

Operating income (loss)	69	13,414	(1,316)	—	12,167
Other income (expense):
Interest expense, net	(12,926)	—	55	—	(12,871)
Other income (expense), net	182	—	1,534	—	1,716

Income (loss) before income taxes and minority interests	(12,675)	13,414	273	—	1,012
Provision (benefit) for income taxes	(4,422)	4,695	(83)	—	190
Minority interests	(124)	—	123	—	(1)
Equity in earnings of subsidiaries	8,908	—	—	(8,908)	—

Net income (loss)	$531	$8,719	$479	$(8,908)	$821

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES
Condensed consolidating statements of operations
Nine months ended September 30, 2002
(in thousands—unaudited)

	Communications	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Net revenue	$163,581	$62,919	$27,619	$—	$254,119
Operating expenses:
Cost of production and selling, editorial and circulation	100,734	20,557	19,825	—	141,116
General and administrative	25,849	1,193	4,000	—	31,042
Funding of affiliated dot.com company operations	39,095	—	—	—	39,095
Depreciation and amortization	26,547	21,629	2,496	—	50,672

Total operating expenses	192,225	43,379	26,321	—	261,925

Operating income (loss)	(28,644)	19,540	1,298	—	(7,806)
Other income (expense):
Interest expense, net	(38,341)	—	(456)	—	(38,797)
Other income (expense), net	1,453	—	2,521	—	3,974

Income (loss) before income taxes and minority interests	(65,532)	19,540	3,363	—	(42,629)
Provision (benefit) for income taxes	(16,369)	6,839	1,648	—	(7,882)
Minority interests	(102)	—	(578)	—	(680)
Equity in earnings of subsidiaries	13,838	—	—	(13,838)	—

Net income (loss)	$(35,427)	$12,701	$1,137	$(13,838)	$(35,427)

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES
Condensed consolidating statements of cash flows
Nine months ended September 30, 2002
(in thousands—unaudited)

	Communications	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Operating activities:
Net income (loss)	$(35,427)	$12,701	$1,137	$(13,838)	$(35,427)
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Provision for notes and advances from affiliated dot.com company	37,192	—	—	—	37,192
Deferred income taxes	(12,826)	$3,292	—	—	(9,534)
Equity in earnings of subsidiaries	(13,838)	—	—	13,838	—
Unrealized (gain) loss on derivative financial instruments	(967)	—	—	—	(967)
Depreciation and amortization	26,547	21,629	2,496	—	50,672
Non-cash interest	2,011	—	—	—	2,011
Loss on sales of assets and other	98	—	572	—	670
Change in operating assets and liabilities	6,310	(37,378)	(2,808)	—	(33,876)

Net cash provided by operating activities	9,100	244	1,397	—	10,741

Investing activities:
Additions to property, plant and equipment	(5,082)	(244)	(379)	—	(5,705)
Acquisitions of publications and trade shows, net of proceeds	(12,773)	—	(1,554)	—	(14,327)
Proceeds from sale of assets and other	10	—	11	—	21

Net cash provided used in investing activities	(17,845)	(244)	(1,922)	—	(20,011)

Financing activities:
Payments of long-term debt, net	(16,950)	—	—	—	(16,950)
Deferred financing costs	(1,785)	—	—	—	(1,785)
Dividends paid to minority interest holders	—	—	(503)	—	(503)

Net cash provided by (used in) financing activities	(18,735)	—	(503)	—	(19,238)
Effect of exchange rate changes on cash	—	—	(2,951)	—	(2,951)

Net increase (derease) in cash and cash equivalaents	(27,480)	—	(3,979)	—	(31,459)
Cash and cash equivalents, beginning of period	33,906	—	10,730	—	44,636

Cash and cash equivalents, end of period	$6,426	$—	$6,751	$—	$13,177

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES
Condensed consolidating balance sheets
As of December 31, 2001
(in thousands—unaudited)
(Restated)

	Communications	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$33,906	$—	$10,730	—	$44,636
Accounts receivable, net	20,049	63	2,779	—	22,891
Prepaid expenses	6,202	2,511	2,689	—	11,402
Intercompany receivable (payable)	(148,162)	153,827	(5,665)	—	—
Other	(2,483)	171	3,960	—	1,648

Total current assets	(90,488)	156,572	14,493	—	80,577
Noncurent assets:
Property, plant and equipment, net	23,299	1,042	1,115	—	25,456
Intangible and other assets, net	477,175	340,246	77,325	—	894,746
Investments in subsidiaries	523,878	—	—	(523,878)	—

	$933,864	$497,860	$92,933	$(523,878)	$1,000,779

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current maturities of long-term debt	$16,200	$—	$—	$—	$16,200
Accounts payable	20,883	2,609	6,302	—	29,794
Deferred revenue	25,750	21,657	6,642	—	54,049
Accrued liabilities	24,147	6,161	1,288	—	31,596

Total current liabilities	86,980	30,427	14,232	—	131,639
Long term debt, net of current maturities	553,800	—	—	—	553,800
Deferred income taxes and other Long-term liabilities	(3,184)	23,418	448	—	20,682
Due to parent	3,662	—	—	—	3,662
Minority interest	14,412	—	198	—	14,610
Shareholder's equity:
Common stock	10	3	475	(478)	10
Capital in excess of par value	350,175	438,117	88,226	(526,343)	350,175
Acclumulated deficit	(67,807)	5,895	(8,838)	2,943	(67,807)
Accum other comprehensive income	(4,184)	—	(1,808)	—	(5,992)

Total shareholder's equity	278,194	444,015	78,055	(523,878)	276,386

	$933,864	$497,860	$92,933	$(523,878)	$1,000,779

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES
Condensed consolidating statements of operations
Three months ended September 30, 2001
(in thousands—unaudited)
(Restated)

	Communications	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Net revenue	$39,960	$33,643	$7,175	$—	$80,778
Operating expenses:
Cost of production and selling, editorial and circulation	29,834	7,872	6,142	—	43,848
General and administrative	6,681	364	1,364	—	8,409
Depreciation and amortization	12,898	12,310	1,627	—	26,835

Total operating expenses	49,413	20,546	9,133	—	79,092
Operating income (loss)	(9,453)	13,097	(1,958)	—	1,686
Other income (expense):
Interest expense, net	(13,171)	—	(317)	—	(13,488)
Other income (expense), net	(763)	—	411	—	(352)

Income (loss) before income taxes and minority interests	(23,387)	13,097	(1,864)	—	(12,154)
Provision (benefit) for income taxes	(8,279)	5,016	929	—	(2,334)
Minority interests	144	—	276	—	420
Equity in (loss) of subsidiaries	5,564	—	—	(5,564)	—

Net income (loss)	$(9,400)	$8,081	$(2,517)	$(5,564)	$(9,400)

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES
Condensed consolidating statements of operations
Nine months ended September 30, 2001
(in thousands—unaudited)
(Restated)

	Communications	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Net revenue	$182,306	$69,443	$33,157	$—	$284,906
Operating expenses:
Cost of production and selling, editorial and circulation	121,683	19,755	26,905	—	168,343
General and administrative	27,243	927	4,698	—	32,868
Depreciation and amortization	37,662	26,604	5,088	—	69,354

Total operating expenses	186,588	47,286	36,691	—	270,565
Operating income (loss)	(4,282)	22,157	(3,534)	—	14,341
Other income (expense):
Interest expense, net	(40,677)	—	(1,003)	—	(41,680)
Other income (expense), net	(188)	—	1,296	—	1,108

Income (loss) before income taxes and minority interests	(45,147)	22,157	(3,241)	—	(26,231)
Provision (benefit) for income taxes	(14,668)	6,790	2,859	—	(5,019)
Minority interests	118	—	(446)	—	(328)
Equity in (loss) of subsidiaries	8,821	—	—	(8,821)	—

Income (loss) before extraordinary item and accounting change	(21,540)	15,367	(6,546)	(8,821)	(21,540)
Extraordinary item	(2,556)	—	—	—	(2,556)
Cumulative effect of accounting change	(552)	—	—	—	(552)

Net income (loss)	$(24,648)	$15,367	$(6,546)	$(8,821)	$(24,648)

ADVANSTAR COMMUNICATIONS INC. AMD SUBSIDIARIES
Condensed condolidating statements of cash flows
Nine months ended September 30, 2001
(in thousands—unaudited)
(Restated)

	Communications	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Operating activities:
Net income (loss)	$(24,648)	$15,367	$(6,546)	$(8,821)	$(24,648)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax	—	(10,920)	—		(10,920)
Equity in earnings of subsidiaries	(8,821)	—	—	8,821	—
Extraordinary item-early extinguishment of debt	2,556	—	—	—	2,556
Unrealized (gain) loss on derivative financial	886	—	—	—	886
Depreciation and amortization	37,662	26,604	5,088	—	69,354
Non-cash interest	1,744	—	—	—	1,744
Loss on sales of assets and other	(110)	—	543		433
Change in operating assets and liabilities	(2,164)	(30,168)	5,662	—	(26,670)

Net cash provided by operating activities	7,105	883	4,747	—	12,735

Investing activities:
Additions to property, plant and equipment	(5,792)	(884)	(231)	—	(6,907)
Acquisitions of publications and trade shows, net of proceeds	(13,845)	—	(690)	—	(14,535)
Increase in advances and notes due from affiliate	(15,437)	—	—	—	(15,437)
Proceeds from sale of assets and other	18	—	—	—	18

Net cash used in investing activities	(35,056)	(884)	(921)	—	(36,861)

Financing activities:
Payments of long-term debt, net	(1,000)	—	—	—	(1,000)
Proceed from capital contributions and other	34,775	—	—	—	34,775
Deferred financing costs	(9,001)	—	—	—	(9,001)

Net cash provided by (used in) financing activities	24,774	—	—	—	24,774
Effect of exchange rate changes on cash	—	—	(786)	—	(786)

Net increase (decrease) in cash and cash equivalents	(3,177)	(1)	3,040	—	(138)
Cash and cash equivalents, beginning of period	10,736	1	6,938	—	17,675

Cash and cash equivalents, end of period	$7,559	$—	$9,978	$—	$17,537

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

        Trade shows and conferences accounted for approximately 57% of total revenue in each of the nine month periods ended September 30, 2002 and 2001, respectively. Trade publications accounted for approximately 38% of total revenue in each of the nine month periods ended September 30, 2002 and 2001, respectively, while marketing services accounted for approximately 5% of total revenue in each of the nine month periods ended September 30, 2002 and 2001. Our revenue reaches its highest levels during the first and third quarters of the year primarily due to the timing of the MAGIC trade shows and our other large trade shows and conferences. In comparing results between years, we may experience fluctuations in quarterly revenue based on the movement of trade show dates from one quarter to another because trade show and conference revenue is recognized when a particular event is held.

  Recent Developments

        Our business and results of operations in 2002 have been significantly impacted by the recession in the U.S. economy, particularly in our Information Technology & Communications trade shows and publications and our Travel & Hospitality publications. The events of September 11, 2001 also impacted our results in 2002 particularly our trade shows, including cancellations and reductions in attendance at certain of our events. We are seeing early indications of stabilization in advertising in many of our markets, except for continuing downward pressure in our technology and travel markets. For the third quarter, advertising revenue and pages increased 0.9% and 2.6%, respectively, over the same period last year across all our sectors other than our travel and technology markets. Despite these early indications, the economic outlook in the publishing sector continues to be challenging, and forward visibility on our advertising revenue and pages is limited, due to the concerns of our customers related to the overall business environment. Our trade show segment continues to be negatively impacted by the economic recession, particularly in our technology sectors, with reductions in booth space and attendance compared to the same period last year. We expect any improvement in the performance of our trade show segment to lag behind any general economic recovery as it lagged the downturn in the economy going into recession beginning in late 2000.

        In response to the decline in revenues throughout 2001 and into 2002, we implemented early and aggressive cost management actions, including the layoff of staff, reductions in travel and other operating costs, and reorganization of certain support functions and processes. Between January 2001 and September 2002 we reduced our overall headcount by 241or 16.4% across all functions in our company. Through these cost initiatives, we were able to mitigate the effect of the decline in revenue on our operating results for the third quarter and the first nine months of 2002.

        The persistence of the general economic slowdown in the U.S. will likely result in continued weakness in overall marketing and advertising expenditures by our customers into 2003. As a result, we expect our revenues and EBITDA to reflect this overall weakness. However, we believe that our balanced portfolio between trade shows and publications and our diversification of these products across many industry sectors may mitigate the overall impact from continued weakness in general economic conditions and reduce potential volatility of any one sector.

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

        In 2001, our parent, Advanstar, Inc., more tightly focused the activities of Advanstar.com. These plans will have the effect of more closely integrating many of the sales, marketing, technology and operating functions of Advanstar.com with our core activities in publishing, trade shows, and marketing services. As a result of the reorganization and redirection of the activities of Advanstar.com during 2001, there has been a significant reduction in the levels of funding by the Company to Advanstar.com during 2002 and management anticipates this will continue in subsequent periods. We funded approximately $1.9 million in support of those operations in the first nine months of 2002 compared to approximately $15.4 million in the first nine months of 2001. This level of support represents a significant reduction in the operating costs of Advanstar.com from those in 2001.

        In the third quarter of 2001, certain events, including the slowdown in the economy, the changing business environment and continuing operating losses of Advanstar.com, caused management of Advanstar, Inc. to consider certain options between its two sister subsidiaries, the Company and Advanstar.com, to satisfy the outstanding advances and notes due to the Company from Advanstar.com. Accordingly, through December 31, 2001 the Company accounted for these advances and notes to Advanstar.com as a charge to capital in excess of par value in the accompanying consolidated balance sheet, pending final determination of the disposition of these advances and notes.

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

        In the first quarter of 2002 the Company began recording the advances and notes issued during the quarter as an operating expense on the Company's condensed consolidated statement of operations, as a reflection of the ongoing nature of the operations of Advanstar.com in support of the Company's operations as a result of the restructuring of the activities of Advanstar.com in 2001. Net advances and notes during the three and nine month periods ended September 30, 2002 were approximately $0.4 million and $1.9 million, respectively.

  Presentation of Financial Information

Acquisitions

        Our business strategy includes the consummation of strategic acquisitions. In connection with this strategy, we completed the following acquisitions:

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

  •
  From January 1, 2002 through September 30, 2002 we completed the acquisitions of the AIIM International Exposition and Conference and the First Global Media Group with a cumulative purchase price totaling approximately $12.4 million in cash and assumed liabilities.

        We account for our acquisitions under the purchase method of accounting and our results of operations include the effect of these acquisitions from the date of purchase. The pro forma operating results of the acquisitions are not material to our operating results.

Refinancing related to the DLJ Acquisition

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

  Sources of Revenue

Trade Shows and Conferences

        Our trade shows and conferences derive revenue principally from the sale of exhibit space and conference attendance fees generated at the events. For the nine months ended September 30, 2002, approximately 86% of our trade shows and conferences revenue was from the sale of exhibit space. Events are generally held on an annual basis in major metropolitan or convention areas such as New York City or Las Vegas. At some of our trade shows, a portion of exhibit space is reserved and partial payment is received as much as a year in advance. The sale of exhibit space is affected by the on-going quality and quantity of attendance, venue selection and availability, industry life cycle and general market conditions. Revenue and related direct event expenses are recognized in the month in which the event is held. Cash is collected in advance of an event and is recorded on our balance sheet as deferred revenue.

Trade Publications

        Our trade publications derive revenue principally from the sale of advertising in its business-to-business magazines. Additionally, certain publications derive revenue from paid subscriptions and custom publishing. Paid subscriptions comprise less than 5% of total publishing revenue. Most publications are produced monthly with advertising sold both on an annual schedule and single insertion basis. The sale of advertising is affected by new product releases, circulation quality, readership and general market conditions. Advertising revenue is recognized on the publication issue date, and subscription revenue, if any, is recognized over the subscription period, typically one year.

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

  Components of Expenses

Trade Shows and Conferences

        Costs incurred by our trade shows and conferences include facility rent, outsourced services such as registration, security, decorator, and attendee and exhibitor promotion. Exhibitors generally contract directly with third parties for on-site services such as electrical, booth set-up and drayage. Staff salaries and related payroll expenses are treated as monthly period expenses. All other direct costs are expensed in the month the event occurs.

Trade Publications

        Costs incurred by our trade publications include printing, paper and postage; selling and promotion; editorial and prepress; and circulation acquisition and fulfillment. Additionally, publisher and sales staff costs, and production, editorial and circulation staff costs, with related payroll taxes and benefits, are charged to the publications. We outsource the actual printing of our publications.

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

  Amortization of intangible Assets. We amortize intangible assets on a basis which corresponds to our projections of future cash flows directly related to these intangible assets.

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

  During the second quarter 2002, the Company completed an initial assessment of goodwill impairment. The assessment has indicated that there is the potential for a goodwill impairment charge related to our trade show segment, which has an aggregate net book value of goodwill of approximately $528.9 million. Preliminary valuations show that the carrying value of our trade show segment is in excess of its fair value by approximately $11.6 million. Consequently, there is the possibility for a material, non-cash impairment charge in the fourth quarter of 2002. Once final measurement of the goodwill impairment has been completed, the charge will be recorded as the cumulative effect of an accounting change as of January 1, 2002. We expect to complete the impairment measurement process in the fourth quarter of 2002.

Restatement of Financial Information Relating to Goodwill and Intangible Assets

        In connection with our initial assessment of goodwill impairment for purposes of FAS 142, we determined that $71.7 million of goodwill should have been pushed down to, and reflected in, our financial statements. This goodwill arose from the October 2000 acquisition of Advanstar, Inc. and relates to the operations of our reporting units. As a result, our financial statements have been restated to reflect the push down of this goodwill and the related amortization expense from the acquisition date to the adoption of FAS 142 effective January 1, 2002.

        In addition, we have determined that the method of amortization of certain intangible assets acquired in the acquisition of our company consisting of intangible assets related to trade exhibitor lists and advertiser lists, should reflect the pattern in which the economic benefit would be realized. Accordingly, amortization of the affected intangible assets which was recognized on a straight-line basis in 2001 and an accelerated basis in 2002 was adjusted to reflect accelerated methods which correspond to the Company's projections of future cash flows directly related to these intangible assets.

        While the adjustments to previously reported financial statements increase our net loss for the period from October 12, 2000 through December 31, 2000 and for the year ended December 31, 2001, these adjustments have no impact on net revenue or cash flows for any period, do not impact measurements of EBITDA (defined below) and have no impact on the financial ratio covenants in our debt instruments. We intend to amend our prior filings on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002 as well as its Form 10-K for the year ended December 31, 2001 to reflect the restatement of our results of operations for 2001 and for the period from October 12, 2000 through December 31, 2000. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for a summary of the restatement of certain previously issued financial information relating to goodwill and intangible assets.

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

        "Adjusted EBITDA" is defined as EBITDA excluding the provision for notes and advances due from Advanstar.com. We believe that "Adjusted EBITDA" is a useful supplement to net income in understanding cash flows generated from operations that are available for taxes, debt service and capital expenditures, as it excludes the one-time non-cash provision in the first quarter of 2002 for notes and advances due from Advanstar.com.

        To calculate EBITDA for the nine months ended September 30, 2002 and 2001, we adjusted operating income by $(1.0) million, respectively, to reflect minority interest. The adjustment for the three month period ended September 30, 2002 and 2001 was not material.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)
	2002	2001	2002	2001
		(Restated)		(Restated)
Net revenue:
Trade shows and conferences	$46,988	$42,797	$145,387	$162,471
Publications	30,567	33,757	96,290	109,130
Marketing services and other	3,844	4,224	12,442	13,305

Total net revenues	81,399	80,778	254,119	284,906
Cost of production and selling:
Trade shows and conferences	18,838	16,324	66,480	80,688
Publications	22,263	26,176	69,551	82,209
Marketing services and other	1,600	1,348	5,085	5,446

Total cost of production and selling	42,701	43,848	141,116	168,343
Funding of affiliated dot.com company operations	379	—	39,095	—
General and administrative expenses	8,957	8,409	31,042	32,868
Depreciation and amortization	17,195	26,835	50,672	69,354

Operating income (loss)	12,167	1,686	(7,806)	14,341
Other income (expense):
Interest expense, net	(12,871)	(13,488)	(38,797)	(41,680)
Other income (expense)	1,716	(352)	3,974	1,108
Provision (benefit) for income taxes	190	(2,334)	(7,882)	(5,019)
Minority interests	(1)	420	(680)	(328)

Income (loss) before extraordinary item and accounting change	$821	$(9,400)	$(35,427)	$(21,540)

EBITDA	$29,322	$28,547	$41,908	$82,669
Provision for notes and advances from affiliated dot.com company	—	—	37,192	—

Adjusted EBITDA	$29,322	$28,547	$79,100	$82,669

Results of Operations

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

Net Revenue

        Total net revenue increased $0.6 million, or 0.8%, to $81.4 million in the third quarter of 2002 from $80.8 million for the third quarter of 2001.

        Net revenue from trade shows and conferences increased $4.2 million, or 9.7%, to $47.0 million for the third quarter of 2002 from $42.8 million in the third quarter of 2001. This increase was primarily attributable to a shift in the timing of when events take place and the launch of several conferences, partially offset by the continued effect of the economic downturn on our 2002 events, particularly in our technology and fashion sectors. Revenue from our fall MAGIC event, our largest trade show held in the third quarter, declined approximately 7.5% from the third quarter last year, which was held before the events of September 11, 2001. Revenue for the fall Magic event, however, increased 3.3% over the spring 2002 Magic event and attendance increased approximately 8.4% over attendance at the spring MAGIC event. The downturn in the U.S. economy continued to impact revenue in our trade shows due to our customers' concern over its ongoing impact on their marketing efforts. Revenue for the quarter was impacted by a net shift in the timing of six trade shows. One was held in the first quarter of 2001, but moved to the third quarter of 2002 and five events were held in the fourth quarter of 2001, but moved to the third quarter of 2002. Adjusting the third quarter 2001 for timing shifts, third quarter 2002 trade show revenue declined by $5.6 million or 10.6%.

        Net revenue from publications and marketing services declined $3.6 million, or 9.4%, to $34.4 million for the third quarter of 2002 from $38.0 million in 2001. Advertising pages decreased approximately 9.4% across our portfolio. The decline was concentrated heavily in our technology and travel sectors, which continue to slump due to the condition of the technology markets and the disruptions in the travel industry which began on September 11 and which continues to be impacted by poor economic conditions for the hospitality industry. These declines were partially offset by revenue from several product launches in the pharmaceutical and health care sectors and several acquisitions in the motor vehicle sector. Excluding our travel and technology sectors, advertising pages increased 2.6% with related revenue growing 0.9%. Despite early indications of stability in the publishing sector, the economic outlook continues to be challenging, and forward visibility on our advertising revenue and pages is limited, due to the concerns of our customers related to the overall business environment.

Cost of Production and Selling

        Cost of production and selling expenses declined $1.1 million, or 2.6%, to $42.7 million for the third quarter of 2002 from $43.8 million for the comparable period of 2001.

        Expenses of trade shows and conferences increased $2.5 million, or 15.4%, to $18.8 million for the third quarter of 2002 from $16.3 million in 2001. This increase was primarily due to the shift in the timing of when events take place and additional investment in our MAGIC trade shows, partially offset by the discontinuation of several events in our technology sector and aggressive cost management on staff and discretionary direct trade show costs. During the quarter we also received an insurance recovery of $2.4 million related to losses resulting from the events of September 11. Adjusting third quarter 2001 results for movements of events between quarters, trade show and conference expenses in 2002 declined $3.1 million.

        Expenses of publication and marketing services declined $3.6 million, or 13.3%, to $23.9 million in the third quarter of 2002 from $27.5 million in the third quarter of 2001. This decline was due primarily to savings attributable to our ongoing cost reduction programs and a 13.9% reduction in paper costs. These cost savings were partially offset by increased costs related to publications acquired in 2002.

Funding of Affiliated Company Operations

        In the first quarter of 2002 we recorded a non-cash charge of $37.2 million related to recording a provision against the outstanding advances and notes due to us from Advanstar.com as of December 31, 2001.

        We began recording the advances and notes issued during 2002 as an operating expense on our condensed consolidated statement of operations, as a reflection of the ongoing nature of the operations of Advanstar.com in support of our operations resulting from the restructuring of the activities of Advanstar.com in 2001. We funded approximately $0.4 million in support of those operations in the third quarter of 2002 compared to $3.0 million in the third quarter of 2001. This level of support represents a significant reduction in the operating costs of Advanstar.com from 2001 levels.

General and Administrative Expenses

        General and administrative expenses increased $0.5 million, or 6.5%, to $9.0 million in the third quarter of 2002 from $8.4 million in the third quarter of 2001. This increase was primarily due to the change in timing of certain bonus compensation accruals as a result of declining revenue in 2001 compared to 2002. This period over period increase was partially offset by administrative staff reductions in 2002 of approximately 5.9%

Depreciation and Amortization

        Depreciation and amortization expense decreased $9.6 million to $17.2 million in the third quarter of 2002 from $26.8 million in the third quarter of 2001 primarily due to the adoption in January 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets", and the effect of the declining balance method of accelerated amortization on our exhibitor and advertiser lists. Upon adoption of SFAS No. 142 we discontinued the amortization of goodwill. Excluding goodwill amortization recorded during the third quarter of 2001, depreciation and amortization for the third quarter of 2002 decreased $3.3 million.

Interest Expense, Net

        Net interest expense declined $0.6 million, or 4.6%, in the third quarter of 2002 to $12.9 million from $13.5 million in the third quarter of 2001 due to a decrease in our weighted average interest rate.

        Approximately $165.0 million of our total debt is at a fixed rate through coupon rates on our senior subordinated notes with an additional $150.0 million covered by our interest rate protection agreements. While we do not anticipate a significant change in interest rates in the near term, a 100 basis point increase in interest rates on variable rate debt would have resulted in an increase in interest expense for the quarter of $1.0 million.

Other Income (Expense)

        Other income increased $2.1 million in the third quarter of 2002 to $1.7 million from an expense of $0.4 million in the third quarter of 2001. We recognized a non-cash gain of approximately $0.1 million in the third quarter of 2002 related to our foreign currency and interest rate hedging activities, compared to a non-cash loss of approximately $0.9 million in the comparable period of 2001. During the third quarter of 2002 we also recognized a non-cash foreign exchange gain of $1.4 million, compared to $0.4 million in the third quarter of 2001.

Provision (Benefit) for Income Taxes

        Advanstar recorded tax expense (provision) of approximately $0.2 million during the three-month period ended September 30, 2002 compared to a tax benefit of $2.3 million for the same period in 2001. Tax expense recorded in the third quarter of 2002 is the result of reducing the 2002 effective tax benefit rate and establishing a valuation allowance against deferred tax assets.

Adjusted EBITDA

        Adjusted EBITDA increased $0.8 million, or 2.7%, to $29.3 million in the third quarter of 2002 from $28.5 million in the third quarter of 2001. The increase was due primarily to a shift in the timing of when events take place, the insurance recovery received during the quarter and the effect of our on-going cost reduction programs, partially offset by a $0.4 million charge related to current funding of our affiliated dot.com company's operations. Adjusting third quarter results for the net shift in the timing of trade shows, 2002 Adjusted EBITDA declined by $3.1 million or 9.5%.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

Net Revenue

        Total net revenue declined $30.8 million, or 10.8%, to $254.1 million in the first nine months of 2002 from $284.9 million for the comparable period of 2001.

        Net revenue from trade shows and conferences declined $17.1 million, or 10.5%, to $145.4 million for the first nine months of 2002 from $162.5 million in the same period of 2001. This decrease was attributable to declines in our technology sector which continues to suffer from the overall technology market slump; we held three fewer events in our iEB internet group in the U.S., Europe and Brazil; and our fashion sector, which was impacted by the effects of September 11 on our spring MAGIC event along with a difficult apparel retail business environment and by a continuing lagging economy on our Fall Magic event. Year-to-date revenue from our MAGIC events declined 10.3% from last year. The fall MAGICevent increased revenue 3.3% over the spring MAGIC event. These declines were partially offset by revenue from our AIIM acquisition. Revenue for the nine months ended September 30, 2002 was also impacted by a shift in the timing of five trade shows held 2001 but not scheduled in the first nine months of 2002. Adjusting nine months 2001 results for this movement, trade show revenue for the first nine months of 2002 declined $24.0 million or 14.2%.

        Net revenue from publications and marketing services declined $13.7 million, or 11.2%, to $108.7 million for the first nine months of 2002 from $122.4 million in 2001. Advertising pages for the first nine months of 2002 declined approximately 8.1% across our portfolio. The page decline was heavily concentrated in our technology and travel sectors. Advertising pages increased 0.8% across all sectors other than technology and travel. These declines were partially offset by revenue from several product launches in the pharmaceutical and health care sectors and acquisitions in the motor vehicle sector.

Cost of Production and Selling

        Cost of production and selling expenses declined $27.2 million, or 16.2%, to $141.1 million for the first nine months of 2002 from $168.3 million for the comparable period of 2001.

        Expenses of trade shows and conferences declined $14.2 million, or 17.6%, to $66.5 million for the first nine months of 2002 from $80.7 million in 2001. This decrease was due to cost savings related to holding fewer events, primarily in our technology sector, including three events in our iEB internet group and aggressive cost management activities affecting direct trade show related costs and staffing. These cost savings were partially offset by increased costs related to our AIIM acquisition, the launch of several events and the shift in the timing of when events take place. During the third quarter we also received an insurance recovery of $2.4 million related to 2001 event interruption losses resulting from the events of September 11. Adjusting nine months 2001 results for movements of events between quarters, trade show and conference expenses in 2002 declined $18.3 million or 21.6%.

        Expenses of publication and marketing services declined $13.1 million, or 14.9%, to $74.6 million in the first nine months of 2002 from $87.7 million in 2001. This decrease was due primarily to savings attributable to our ongoing cost reduction programs and a reduction in paper costs, partially offset by increased costs related to acquired publications in our motor vehicle sector and product launches. Printing and postage pricing remained stable during the period with paper costs declining approximately 15.0% since January 2002 due to excess industry capacity and low demand. We expect paper prices to experience upward pressure over the next 12 months as economic recovery increases global demand.

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

        The Company also began recording the advances and notes issued during 2002 as an operating expense on our condensed consolidated statement of operations, as a reflection of the ongoing nature of the operations of Advanstar.com in support of our operations resulting from the restructuring of the activities of Advanstar.com in 2001. We funded approximately $1.9 million in support of those operations in the first nine months of 2002 compared to approximately $15.4 million in the first nine months of 2001. This level of support represents a significant reduction in the operating costs of Advanstar.com from those in 2001.

General and Administrative Expenses

        General and administrative expenses declined $1.9 million, or 5.6%, to $31.0 million in the first nine months of 2002 from $32.9 million in the comparable period of 2001. This decrease is primarily attributable to our ongoing cost and headcount reduction programs. In response to the decline in revenues throughout 2001 and into 2002, we implemented early and aggressive cost management actions, including staff reductions of approximately 8.6%, reductions in travel and other operating costs, and reorganization of certain support functions and processes.

Depreciation and Amortization

        Depreciation and amortization expense decreased $18.7 million to $50.7 million in the first nine months of 2002 from $69.4 million in the first nine months of 2001 primarily due to the adoption in January 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets", and the effect of the declining balance method of accelerated amortization on our exhibitor and advertiser lists, partially offset by additional amortization related to acquisitions. Upon adoption of SFAS No. 142 we discontinued the amortization of goodwill. Excluding goodwill amortization recorded during the nine months ended September 30, 2001, depreciation and amortization for the nine months ended September 30, 2002 increased $1.6 million.

Interest Expense, Net

        Net interest expense declined $2.9 million, or 6.9%, to $38.8 million in the first nine months of 2002 from $41.7 million in 2001 due to a decrease in our weighted average interest rate, partially offset by the additional indebtedness necessary to fund the DLJ Acquisition in October 2000. In February 2001, we replaced our then outstanding $150.0 million 9.25% senior subordinated notes with $160.0 million 12.00% senior subordinated notes.

        Approximately $165.0 million of our total debt is at a fixed rate through coupon rates on our senior subordinated notes with an additional $150.0 million covered by our interest rate protection agreements. While we do not anticipate a significant change in interest rates in the near term, a 100 basis point increase in interest rates on variable rate debt would have resulted in an increase in interest expense of $2.9 million.

Other Income (Expense)

        Other income increased $2.9 million to $4.0 million in the first nine months of 2002 from $1.1 million in 2001. We recognized a non-cash gain of approximately $1.0 million in the first nine months of 2002 related to our foreign currency and interest rate hedging activities. We also recognized a non-cash foreign exchange gain of approximately $2.6 million in 2002 compared to a gain of approximately $0.8 million in 2001.

Provision (Benefit) for Income Taxes

        Advanstar recorded tax benefit of approximately $7.9 million during the nine-month period ended September 30, 2002 compared to a tax benefit of $5.0 million for the same period in 2001. Tax benefit recorded in the first three quarters of 2002 is the result of reducing the 2002 effective tax benefit rate and establishing a valuation allowance against deferred tax assets.

Adjusted EBITDA

        Adjusted EBITDA declined $3.6 million, or 4.3%, to $79.1 million in the first nine months of 2002 from $82.7 million in the first nine months of 2001. The decrease was due primarily to a reduction in revenue and a $1.9 million charge related to current funding of our affiliated dot.com company's operations, partially offset by savings in our corporate overhead structure as part of an on-going cost reduction program and the insurance recovery received during the third quarter of 2002. We continue to aggressively manage and reduce costs in response to declines in revenue in order to sustain our Adjusted EBITDA margins which are 31.1% for the first nine months of 2002 compared to 29.0% for the same period last year. Adjusting first nine months 2001 results for the shift in the timing of trade shows, 2002 Adjusted EBITDA declined by $6.5 million or 7.6%.

Liquidity and Capital Resources

        Since the DLJ Acquisition, our principal sources of liquidity have been cash flow from operations and borrowings under our credit facility and our principal uses of cash have been the debt service requirements of our indebtedness described below, capital expenditures and strategic acquisitions. As of September 30, 2002, we had total indebtedness of $553.1 million and approximately $48.4 million of borrowings available under our revolving credit facility. We repaid $5.0 million on the revolving credit facility during the second quarter of 2002.

        Credit facility.    The term loan facility under the credit facility consists of a $100.0 million amortizing term loan A maturing April 11, 2007 and a $315.0 million amortizing term loan B maturing October 11, 2008. The credit facility also includes an $80.0 million revolving credit facility. The revolving credit facility will terminate in April 2007. The credit facility may be increased by up to $50.0 million at our request, with the formal prior consent of the lenders or other financial institutions providing the increase. However, there can be no assurance that this consent will be obtained. In February 2001, we repaid $10.8 million of term loan A and $34.2 million of term loan B at the closing of the issuance of our 12.00% Series B senior subordinated notes due 2011(the Replacement Notes).

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

        In March 2002, we sought and obtained an amendment to the Credit Facility which provided for certain revisions to our quarterly financial covenants in 2002 and 2003. As of September 30, 2002 we were in compliance with these financial covenants.

        Replacement Notes.    The Replacement Notes mature in 2011 and are guaranteed by each of our existing and future domestic restricted subsidiaries. Interest on the Replacement Notes is payable semi-annually in cash. The Replacement Notes contain covenants and events of default that, among other things, limit our ability to incur debt, pay dividends and make investments. As of September 30, 2002, we were in compliance with these covenants.

        Parent company notes.    As part of the financing for the Acquisition, our parent, Advanstar, Inc., issued senior discount notes due October 2011 (the Discount Notes) with a principal amount at maturity of $103.2 million. Concurrently with the closing of the offering of the Replacement Notes, Advanstar, Inc. sold additional senior discount notes due October 2011 with an additional aggregate principal amount at maturity of $68.6 million. These Discount Notes do not require cash interest payments until 2006 and contain covenants and events of default that, among other things, limit the ability of Advanstar, Inc. and its subsidiaries (including the Company) to incur debt, pay dividends and make investments. Neither we nor any of our subsidiaries guaranteed the Discount Notes. Advanstar, Inc., however, is a holding company and its ability to pay interest on these Discount Notes will be dependent upon the receipt of dividends from its subsidiaries, including the Company.

        Contractual and contingent obligations.    Our contractual obligations are set forth below (in millions):

	Payment due by Period
Contractual Obligation	Less Than 1 Year	1 to 3 Years	Over 3 Years
Indebtedness (excluding interest)	$17.0	$53.4	$482.7
Operating leases	5.8	12.6	12.6

Total	$22.8	$66.0	$495.3

        Our contingent obligations are primarily composed of $2.6 million of letters of credit and our interest rate and foreign currency derivatives discussed more fully below in Item 3—Qualitative and Quantitative Disclosure About Market Risk

        Capital expenditures.    Capital expenditures in the first nine months of 2002 were approximately $5.7 million compared to $6.9 million in the same period last year. We anticipate that we will spend between $7.0 and $8.0 million on capital expenditures in 2002, primarily for expenditures related to our desktop computers and management information systems. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under the credit facility will be adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

        Acquisitions and investments.    We have provided funding to Advanstar.com, our affiliate and a subsidiary of Advanstar, Inc., to support its operations. We provided funding of approximately $1.9 million in the first nine months of 2002 and anticipate that we will provide approximately $0.6 million of additional funding in 2002. Our debt instruments limit the total amount we can invest in

Advanstar.com. Based on current estimates, we anticipate that we will be able to make these investments within those limitations.

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

        Cash flows from operating activities.    Net cash provided by operations decreased $2.0 million to $10.7 million in 2002 from $12.7 million in 2001. The decrease was primarily due to reduction in operating results, an increase in cash interest expense of $2.8 million and a reduction in our working capital deficit, partially offset by a reduction in taxes paid of $3.0 million related to a federal tax refund received in 2002.

        Cash flows used in investing activities.    Net cash used in investing activities declined $16.9 million to $20.0 million in 2002, from $36.9 million in 2001. This decline was principally due to decreased funding of Advanstar.com and reduced capital expenditures as a result of our on-going cost reduction program.

        Cash flows from financing activities.    Net cash used by financing activities increased $44.0 million to $19.2 million in 2002, from a source of cash of $24.8 million in 2001. This increase was principally due to approximately $17.0 million of payments on our long-term debt and financing costs related to the amendment to our senior credit agreement during the first quarter of 2002. In 2001 we refinanced the Replacement Notes (as more fully discussed above) and made additional borrowings under our operating line of credit during the first nine months of 2001.

New Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not impact the results of operations or financial position of the Company for the three or nine month period ended September 30, 2002.

        In May 2002, the FASB issued Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". SFAS No. 145 amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is generally effective for fiscal years beginning after May 15, 2002. The Company has not adopted SFAS No. 145. The adoption of SFAS No. 145 is not expected to have a significant impact of the results of operations or financial position of the Company, but in accordance with the transition provisions will result in the Company's fiscal 2001 extraordinary item being reclassified in the statement of operations.

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

        Interest Rates.    We rely significantly on variable rate and fixed rate debt in our capital structure. At September 30, 2002, we had fixed rate debt of $165.0 million and variable rate debt of $388.6 million. The pre-tax earnings and cash flows impact for the next year resulting from a 100 basis point increase in interest rates on variable rate debt would be a reduction of pre-tax earnings of $2.9 million for the nine months ended September 30, 2002, holding other variables constant and excluding the impact of our interest rate protection agreements. Under the credit facility, we are required to enter into interest rate protection agreements that have the effect of causing at least half of the outstanding term loan borrowings and Replacement Notes to be fixed-rate borrowings. We have entered into agreements to cap the interest rate on $150.0 million of borrowings under our credit facility, which would have the effect of reducing the impact of interest rate increases on our earnings and cash flows.

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

        Our strategy for management of currency risk relies primarily upon conducting our operations in a country's respective currency and may, from time to time, involve currency derivatives, primarily forward exchange contracts, to reduce our exposure to currency fluctuations. As of September 30, 2002, there were open foreign exchange derivative contracts to sell with a notional amount totaling $0.7 million and to buy with a notional amount totaling $0.5 million. The estimated fair value of the foreign exchange contracts based upon market quotes was a net liability of approximately $0.1 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to an additional loss of approximately $0.2 million. Actual results may differ.

Item 4. Controls and Procedures

(a)
Evaluation of disclosure controls and procedures.

        The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report. Based on this evaluation, they concluded that, as of the evaluation date, the disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

(b)
Changes in internal controls.

        There have been no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the evaluation of the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II    Other Information

Item 4.    Submissions of Matters to a Vote of Security Holders.

        None

Item 6.    Exhibits and Reports on Form 8-K

Item 6(a).    Exhibits

        99.1—CEO's Certificate Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

        99.2—CFO's Certificate Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

Item 6(b).    Reports on Form 8-K

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanstar Communications Inc.
November 14, 2002	/s/ DAVID W. MONTGOMERY David W. Montgomery Vice President-Finance, Secretary and Chief Financial Officer (Principal Financial Officer and Authorized Representative of the Registrant)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Robert L. Krakoff, certify that:

  (1)
  I have reviewed this quarterly report on Form 10-Q of Advanstar Communications Inc.;
  (2)
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  (3)
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  (4)
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  (a)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  (b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  (c)
  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  (5)
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
  (a)
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  (b)
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  (6)
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ ROBERT L. KRAKOFF Robert L. Krakoff Chief Executive Officer

Date: November 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, David W. Montgomery, certify that:

  (1)
  I have reviewed this quarterly report on Form 10-Q of Advanstar Communications Inc.;
  (2)
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  (3)
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  (4)
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  (a)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  (b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  (c)
  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  (5)
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
  (a)
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  (b)
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  (6)
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ DAVID W. MONTGOMERY David W. Montgomery Chief Financial Officer

Date: November 14, 2002

Exhibit Index

Exhibit No.	Document
99.1	CEO's Certificate Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
99.2	CFO's Certificate Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

  PART I Financial Information
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Qualitative and Quantitative Disclosure about Market Risk
  Item 4. Controls and Procedures
  PART II Other Information
  Item 4. Submissions of Matters to a Vote of Security Holders.
  Item 6. Exhibits and Reports on Form 8-K
  Item 6(a). Exhibits
  Item 6(b). Reports on Form 8-K