Form 10-K/A
period 2001-12-31
ADVANSTAR COMMUNICATIONS INC
filed 2002-11-25
CIK 1062771

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

FOR ANNUAL AND TRANSITIONAL REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission File Number 333-57201

Advanstar Communications Inc.
(Exact name of registrant as specified in its charter)

New York	59-2757389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
545 Boylston Street, Boston, Massachusetts	02116
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (617) 267-6500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X          No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

        Indicate by chack mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐        No ☒

        As of November 25, 2002, none of the registrant's common stock was held by non-affiliates of the registrant.

        As of November 25, 2002, the registrant had 1,000,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

        The principal purpose of this Amendment is to reflect the restatement of our financial statements for the fiscal years ended December 31, 2001 and the restatement adjustments described under "Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the notes to our consolidated financial statements below. We are amending and restating only those items of our Form 10-K that are affected by the restatement adjustments. This Amendment No. 1 to Annual Report on Form 10-K/A does not reflect events occurring after the March 29, 2002 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 or modify or update the disclosures set forth in that Annual Report on Form 10-K in any way, except as required to reflect the effects of the re-audit of our financial statements for the fiscal year ended December 31, 2001 and for the period from October 12, 2000 through December 31, 2000 and restatements identified above. The remaining Items are not amended hereby, but are included for the convenience of the reader.

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

Industry Clusters

        We operate our business by targeting a number of industry sectors in North America, Latin America, Europe and Asia through certain niche markets grouped together in six core clusters. In addition to our six core clusters, we have grouped the industry sectors in which we provide products and services but do not have a significant industry presence into a "Portfolio" cluster. We believe that by focusing on industries, we better serve our customers' B-to-B marketing communications needs. In addition, we believe our industry focus allows us to cross-sell our products and services effectively and to capture a larger share of our customers' marketing budgets. In each of our niche markets, many of the same customers advertise in our publications, exhibit at our trade shows and use our marketing services to reach their buyers. We have expanded our trade show, conference and publication offerings within each cluster through new product introductions and strategic acquisitions, which we believe maximizes our existing marketing and customer service infrastructure and industry expertise. We believe that our total cluster participants, including readers, attendees, conferees, exhibitors, advertisers, and other customers, number approximately three million.

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

Utilize Industry Cluster Strategy to Drive Growth

        We focus our business based on the markets served. This structure allows us to provide expertise across all media products within a market and to respond effectively to the market needs of buyers and sellers however they may choose to go to market to reach their customers. We are able to address evolving market needs through multiple means, including:

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

Financial Information about Geographic Areas

        Financial information relating to our operations by geographic area is set forth in Note 10 to our consolidated financial statements included in this annual report on Form 10-K/A.

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

Item 6.—SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

        The following table presents selected consolidated financial data for Advanstar Communications Inc. and its predecessors for each of the periods indicated. The selected historical financial data for Advanstar's predecessors for the years ended December 31, 1997, 1998 and the consolidated balance sheet as of December 31, 1999 have been derived from the audited consolidated financial statements and notes thereto of the predecessors for those periods, which are not included nor incorporated herein. The selected historical financial data for Advanstar's predecessor for the years ended December 31, 1999 and for the period January 1, 2000 through October 11, 2000 have been derived from the audited consolidated financial statements and notes thereto of the predecessor for those periods included herein. The selected historical financial data for Advanstar for the period October 12, 2000 through December 31, 2000 and for the year ended December 31, 2001 have been derived from Advanstar's audited financial statements, included herein. The selected historical consolidated financial data should be read in conjunction with "Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this annual report.

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

	Predecessor				Advanstar
	1997	Year Ended December 31, 1998	1999	For the period from January 1, 2000 through October 11, 2000	For the period from October 12, 2000 through December 31, 2000	Combined 2000	Year Ended December 31, 2001
	(dollars in thousands)				(dollars in thousands) (unaudited) (As Restated)
Income Statement Data:
Revenue	$187,656	$259,825	$328,372	$314,045	$63,434	$377,479	$346,997
Cost of production and selling	126,103	168,543	205,105	187,849	47,296	235,145	215,256
General and administrative expenses	27,514	33,486	39,602	36,770	9,783	46,553	40,433
Stock option compensation expense (benefit) (1)	—	3,397	3,925	(2,485)	—	(2,485)	—
Depreciation and amortization	27,526	51,823	53,258	39,653	15,747	55,400	94,261

Operating income (loss)	6,513	2,576	26,482	52,258	(9,392)	42,866	(2,953)
Other income (expense):
Interest expense	(15,117)	(27,862)	(39,888)	(38,161)	(13,765)	(51,926)	(55,499)
Other income (expense), net	292	(1,926)	(198)	(2,394)	215	(2,179)	788

Income (loss) before income taxes and minority interests	(8,312)	(27,212)	(13,604)	11,703	(22,942)	(11,239)	(57,664)
Provision (benefit) for income taxes	583	1,264	(11,431)	11,190	(4,772)	6,418	(11,166)
Minority interests	—	40	1,588	(1,003)	125	(878)	(156)

Income (loss) from continuing operations	($8,895)	($28,436)	($585)	($490)	($18,045)	($18,535)	($46,654)

Other Data:
EBITDA (2)	$34,039	$53,828	$78,478			$96,311	$90,239
Adjusted EBITDA (3)	34,039	57,225	82,403			93,826	90,239
Adjusted EBITDA margin	18.1%	22.0%	25.1%			24.9%	26.0%
Capital expenditures	$2,260	$4,154	$9,722			$11,882	$7,935
Ratio of Adjusted EBITDA to cash Interest expense	2.4x	2.1x	2.1x			1.8x	1.7x
Ratio of net debt to Adjusted EBITDA (4)	4.6x	7.2x	6.2x			5.8x	5.8 x
Ratio of earnings to fixed charges (5)	—	—	—			—	—
Cash flows provided by (used in):
Operating activities	$12,802	$33,568	$53,520	$39,948	$(3,675)	$36,273	$41,813
Investing activities	(33,323)	(358,261)	(150,902)	(29,550)	(22,395)	(52,945)	(41,733)
Financing activities	25,224	332,600	94,904	(17,978)	—	(16,828)	24,774
Balance sheet data (at end of period) Cash and cash equivalents	$7,024	$14,016	$11,237		$17,675		$44,636
Working capital(6)	(12,034)	(33,232)	(53,479)		(62,568)		(79,498)
Total assets	298,497	660,226	781,581		1,028,377		1,000,779
Total debt	164,223	426,868	523,154		565,000		570,000
Total stockholder's equity	89,734	134,760	132,961		335,461		276,386

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

        The following table demonstrates our calculation of EBITDA for each period presented.

	Predecessor				Advanstar
	1997	Year Ended 1998 December 31,	1999	For the period from January 1, 2000 through October 11, 2000	For the period from October 12, 2000 through December 31, 2000	Combined 2000	Year Ended December 31, 2001
	(dollars in thousands)				(unaudited) (dollars in thousands) (As Restated)
Operating income (loss)	$6,513	$2,576	$26,482			$42,866	$(2,953)
Depreciation and amortization	27,526	51,823	53,258			55,400	94,261
Minority interests (excluding depreciation and amortization)	—	(571)	(1,262)			(1,955)	(1,069)

EBITDA	$34,039	$53,828	$78,478			$96,311	$90,239

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

(5)
For purposes of determining the ratio of earnings to fixed charges, earnings are defined as pretax income from continuing operations plus fixed charges, and fixed charges consist of interest expense and one-third of rental expense, which is considered representative of the interest component of rental expense. Earnings were insufficient to cover fixed charges in the years ended December 31, 1997, 1998, 1999, 2000 and 2001 by $8.3 million, $27.2 million, $12.0 million, $12.1 million and $57.8 million, respectively.

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

        This discussion contains forward-looking statements which are neither promises nor guarantees and involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause those differences include, but are not limited to, those discussed in "—Certain Factors Which May Affect Future Results."

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

        During the first quarter of 2001, we recorded an extraordinary charge of approximately $2.6 million, net of a deferred tax benefit of approximately $1.5 million, in connection with the repayment of the 9.25% senior subordinated notes and the write-off of deferred financing fees related to the bridge facility. The 9.25% senior subordinated notes were refinanced with the proceeds of the 12.00% senior subordinated notes and the concurrent offering of additional senior discount notes. See Notes to Consolidated Financial Statements included within this annual report on Form 10-K/A for further details.

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

  We apply the following critical accounting policies in the preparation of our consolidated financial statements:

  Revenue Recognition. We recognize revenue as discussed in the "—Sources of Revenue" section above.

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

  Impairment of Long-Lived Assets. We evaluate the recoverability of our identifiable intangible assets, goodwill and other long-lived assets in accordance with SFAS No. 121 which generally requires us to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. Upon implementation of SFAS No. 142 on January 1, 2002, we will use the fair value method to assess our goodwill on at least an annual basis and the undiscounted cash flows method will continue to be used for qualifying identifiable intangible assets and other long-lived assets. Any impairment recorded upon adoption would be recorded as a change in accounting principle. Future impairments would be recorded in income from continuing operations. We had $688.7 million of goodwill at December 31, 2001. During 2002 we will begin the required impairment tests. We have not yet determined what impact these tests will have on our financial position and results of operations. In addition, under the new rules goodwill will no longer be amortized. Goodwill amortization was $24.9 million for the year ended December 31, 2001.

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

        In addition, we have determined that the method of amortization of certain intangible assets acquired in the acquisition of our company consisting of intangible assets related to trade exhibitor lists and advertiser lists, should reflect the pattern in which the economic benefit would be realized. Accordingly, amortization of the affected intangible assets which was recognized on a straight-line basis in 2001 was adjusted to reflect accelerated methods which correspond to the Company's projections of future cash flows directly related to these intangible assets.

        While the adjustments to previously reported financial statements increase our net loss for the period from October 12, 2000 through December 31, 2000 and for the year ended December 31, 2001, these adjustments have no impact on net revenue or cash flows for any period, do not impact measurements of EBITDA (defined below) and have no impact on the financial ratio covenants in our debt instruments. We intend to amend our prior filings on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002 to reflect the restatement of our results of operations for 2001 and for the period from October 12, 2000 through December 31, 2000. See Note 2 in the Notes to our Consolidated Financial Statements for a summary of the restatement of certain previously issued financial information relating to goodwill and intangible assets.

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

        Expenses of trade shows and conferences decreased $12.9 million, or 11.5%, to $99.3 million in 2001 from $112.2 million in 2000. This decrease was primarily due to cost savings associated with cancelled events and ongoing cost reduction programs, partially offset by costs related to our acquisition of TechLearn, discussed above and new product launches.

        Expenses of trade publications and marketing services decreased $7.0 million, or 5.7%, to $115.9 million in 2001 from $122.9 million in 2000. We have mitigated the effects of the 15% postal rate increase in January 2001 and the costs related to our acquisitions described above through cost savings on our base portfolio related to our ongoing cost reduction program and cost savings related to cancelled publications.

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

Depreciation and amortization

        Depreciation and amortization expense increased $38.9 million to $94.3 million in 2001 from $55.4 million in 2000 primarily due to increased amortization of goodwill and intangible assets related to the Acquisition in October 2000 and the use of an accelerated amortization method for exhibitor and advertiser lists to reflect the pattern of usage of these assets.

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

Other income (expense), net

        Other income in 2001 was $0.8 million, compared to an expense of ($2.2) million in 2000. In 2001, the Company recognized foreign currency gains of approximately $0.5 million and income of approximately $0.4 million related primarily to a non-compete agreement associated with the sale of our Plastics events in 2000. In 2000, the Company recorded a loss of $2.4 million related to the sale of the Plastics events.

Provision (benefit) for income taxes

        We recorded an income tax benefit of $11.2 million in 2001 compared to a provision of $6.4 million in 2000. This change was primarily due to a decrease in taxable earnings related to reduced operating income more fully described above and increased amortization of intangible assets, partially offset by an increase in nondeductible amortization resulting from the Acquisition and an increase in the valuation allowance principally related to foreign tax jurisdiction net operating losses incurred in 2001.

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

These revenue gains were partially offset by the cancellation of certain trade shows and conferences held in 1999. Revenue for 2000 was also impacted by weaker performance in the fourth quarter of 2000 compared to the fourth quarter of 1999 resulting primarily from declines in our Ease Coast fashion events, due in part to the ongoing market repositioning of these events, and from competitive pressures and certain weather-related events impacting certain European trade shows in our Call Center and Application Technology sectors.

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

These revenue gains were partially offset by the cancellation of certain magazines published in 1999.

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

Depreciation and Amortization

        Depreciation and amortization increased $2.1 million from $53.3 million in 1999 to $55.4 million in 2000. This increase was due to the full-period depreciation effect of the development and expansion of our information technology infrastructure and increased amortization related to our acquisitions, partially offset by the impact of certain of our intangibles becoming fully amortized in 2000.

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

        Cash flows from operating activities.    Net cash provided by operations increased $5.5 million, to $41.8 million in 2001 from $36.3 million in 2000. The increase was primarily due to the decreases in working capital items cash interest expense and cash income taxes, partially offset by a decrease in operating results more fully described above.

        Cash flows used in investing activities.    Net cash used in investing activities decreased $10.2 million to $41.7 million in 2001, from $51.9 million in 2000. This decrease was principally due to decreased investments in acquisitions during the period, decreased funding of Advanstar.com and capital expenditures during 2001.

        Cash flows from financing activities.    Net cash provided by financing activities increased $42.8 million in 2001 to $24.8 million, from a use of cash of $18.0 million in 2000. This increase was principally due to the effect of refinancing the Notes (as more fully discussed above) and additional borrowings under our operating line of credit.

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

PART III

Item 10.—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth the name, age and position of each of our executive officers, directors and other key employees as of March 27, 2002.

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

(2)
Includes all stock option payments and discretionary bonuses relating to the acquisition of Advanstar, Inc. by the DLJ Merchant Banking funds and are reported in the year earned even though some portion was actually paid in the subsequent year. See "—Option Exercises and Holdings."

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

Compensation Committee Interlocks and Insider Participation

        Advanstar does not have a Compensation Committee. During the fiscal year ended December 31, 2001, Messrs. Krakoff and Montgomery participated in deliberations of Advanstar's board of directors concerning executive officer compensation.

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

Name of Beneficial Owner:	Number of shares of Common Stock beneficially owned		Percentage of Outstanding Common Stock
DLJ Merchant Banking Partners III, L.P. and related investors(1)	29,966,117		94.6%
Robert L. Krakoff	1,233,480	(2)	3.2%
James M. Alic	374,513	(3)	1.0%
Joseph Loggia	112,500	(4)	*
David W. Montgomery	56,250	(5)	*
Eric I. Lisman	28,125	(6)	*
David M. Wittels(7) DLJ Merchant Banking Inc. Eleven Madison Avenue New York, New York 10010	—		—
OhSang Kwon(7) DLJ Merchant Banking Inc. Eleven Madison Avenue New York, New York 10010	—		—
James A. Quella(7) DLJ Investment Partners II, Inc. Eleven Madison Avenue New York, New York 10010	—		—
All directors and officers as a group (8 persons)(7)	1,804,868		5.7%

*
Represents less than 1% of the outstanding shares of common stock

(1)
Consists of 29,100,000 shares held directly by DLJ Merchant Banking Partners III, L.P. and the following related investors: DLJ ESC II, L.P., DLJMB Funding III, Inc., DLJ Offshore Partners III,

  C.V., DLJ Offshore Partners III-1, C.V., DLJ Offshore Partners III-2, C.V., DLJMB Funding III, Inc. and DLJ Partners III GmbH & Co. KG and warrants to purchase 866,117 shares of common stock issued to DLJ Investment Partners, II, L.P. and the following related investors: DLJ ESC II, L.P., DLJ Investment Funding II, Inc. and DLJ Investment Partners, L.P. See "Item 13.—Certain Relationships and Related Party Transactions." The address of each of these investors is 11 Madison Avenue, New York, New York 10010, except that the address of Offshore Partners is John B. Gorsiraweg 14, Willemstad, Curacao, Netherlands Antilles.

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

PART IV

Item 14.—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A. Documents Filed as Part of this Report:

1. Financial Statements:

Page
Report of PricewaterhouseCoopers LLP	F-1
Report of Arthur Andersen LLP	F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000	F-4

Consolidated Statements of Operations for the year ended December 31, 2001, the period from October 12, 2000 through December 31, 2000,r the period from January 1, 2000 through October 11, 2000 and the year ended December 31, 1999	F-5

Consolidated Statements of Stockholder's Equity for the year ended December 31, 2001, the period from October 12, 2000 through December 31, 2000, the period from January 1, 2000 through October 11, 2000 and the year ended December 31, 1999	F-6

Consolidated Statements of Cash Flows for the year ended December 31, 2001, the period from October 12, 2000 through December 31, 2000, the period from January 1, 2000 through October 11, 2000 and the year ended December 31, 1999	F-7
Notes to Consolidated Financial Statements	F-8

2.    Financial Statement Schedules:

        The following schedule is included in this Annual Report on the page indicated

Schedule II—Valuation and Qualifying Accounts	II-1

Report of Independent Accountants

To the Stockholder and Board of Directors
of Advanstar Communications Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Advanstar Communications Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the year ended December 31, 2001 and for the period from October 12, 2000 (date of inception) through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The predecessor financial statements of Advanstar Communications Inc. and its subsidiaries for the period from January 1, 2000 through October 11, 2000 and for the year ended December 31, 1999, prior to the revisions described in Note 3, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 15, 2002.

        As discussed more fully in Note 2, the Company restated its financial statements at December 31, 2001 and 2000, and for the year ended December 31, 2001 and for the period from October 12, 2000 (date of inception) through December 31, 2000, previously audited by other independent accountants.

        As discussed in Note 3, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001.

        As discussed above, the predecessor financial statements of Advanstar Communications Inc. for the period from January 1, 2000 through October 11, 2000 and for the year ended December 31, 1999, were audited by other independent accountants who have ceased operations. As described in Note 3, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures described in Note 3. In our opinion, the transitional disclosures for the period from January 1, 2000 through October 11, 2000 and for the year ended December 31, 1999 in Note 3 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the financial statements of the Company for the period from January 1, 2000 through October 11, 2000 and for the year ended December 31, 1999 other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the financial statements of the Company for the period from January 1, 2000 through October 11, 2000 and for the year ended December 31, 1999 taken as a whole.

PricewaterhouseCoopers LLP
September 30, 2002

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP AND ARTHUR ANDERSEN LLP DID NOT CONSENT TO THE USE OF THIS REPORT IN THIS FORM 10-K/A OR ANY PREVIOUSLY FILED REGISTRATION STATEMENTS. ADDITIONALLY, IN 2002, THE COMPANY ADOPTED THE PROVISIONS OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" (SFAS NO. 142). AS DISCUSSED IN NOTE 3, THE COMPANY HAS PRESENTED THE TRANSITIONAL DISCLOSURES AS REQUIRED BY SFAS 142. THE ARTHUR ANDERSEN LLP REPORT DOES NOT EXTEND TO THESE DISCLOSURES.

Report of independent public accountants

To Advanstar, Inc.:

        We have audited the accompanying consolidated balance sheets of Advanstar, Inc. (a Deleware corporation) and Subsidiaries as of December 31, 2001 * and 2000 *, and the related consolidated statements of operations, stockholder's equity and cash flows for the year ended December 31, 2001 *, the period from October 12, 2000 through December 31, 2000 *, the period from January 1, 2000 through October 11, 2000 and the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanstar, Inc. and Subsidiaries as of December 31, 2001 * and 2000 *, and the results of their operations and their cash flows for the year ended December 31, 2001 *, the period from October 12, 2000 through December 31, 2000 *, the period from January 1, 2000 through October 11, 2000 and the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

        Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole. **

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Arthur Andersen LLP

Minneapolis, Minnesota,
February 15, 2002 *

*
Subsequent to the date of this report, the consolidated balance sheets as of December 31, 2001 and December 31, 2000 and the related consolidated statements of operations, of stockholder's equity and of cash flows for the year ended December 31, 2001 and for the period from October 12, 2000 through December 31, 2000 were audited by PricewaterhouseCoopers LLP whose report appears on page F-1 of this Form 10-K/A. See note 2 to the consolidated financial statements for a discussion of the restatement of the original consolidated financial statements, with respect to which Arthur Andersen LLP did not audit the restatement.
**
Subsequent to the date of this report, the schedule of valuation and qualifying accounts as of December 31, 2001 and December 31, 2000 and for the year ended December 31, 2001 and for the period from October 12, 2000 through December 31, 2000 were audited by PricewaterhouseCoopers LLP whose report appears on page F-1 of this Form 10-K/A.

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Consolidated balance sheets

As of December 31

(In thousands, except share and per share data)

	2001	2000
	(As Restated—See Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,636	$17,675
Accounts receivable, net of allowance of $970 and $725	22,891	31,158
Prepaid expenses	11,402	15,614
Other	1,648	1,972

Total current assets	80,577	66,419
DUE FROM AFFILIATE	—	20,491
PROPERTY, PLANT AND EQUIPMENT, NET	25,456	25,767
INTANGIBLE AND OTHER ASSETS:
Goodwill, net	719,386	818,770
Intangibles and other, net	175,360	89,187

Total intangible and other assets, net	894,746	907,957
DEFERRED INCOME TAXES	—	7,743

	$1,000,779	$1,028,377

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$16,200	$13,150
Accounts payable	29,794	22,007
Accrued compensation	4,087	9,707
Other accrued liabilities	27,509	11,643
Deferred revenue	54,049	67,955

Total current liabilities	131,639	124,462
LONG-TERM DEBT, net of current maturities	553,800	551,850
DEFERRED INCOME TAXES	16,157	—
OTHER LONG-TERM LIABILITIES	4,525	5,448
DUE TO PARENT	3,662	722
MINORITY INTERESTS	14,610	10,434
COMMITMENTS AND CONTINGENCIES (Notes 8, 10 and 11)
STOCKHOLDER'S EQUITY:
Common stock, $.01 par value, 40,000,000 shares authorized; 1,000,000 shares
issued and outstanding at December 31, 2001 and 2000	10	10
Capital in excess of par value	350,175	352,592
Accumulated deficit	(67,807)	(18,045)
Accumulated other comprehensive (loss) income	(5,992)	904

Total stockholder's equity	276,386	335,461

	$1,000,779	$1,028,377

The accompanying notes are an integral part of these consolidated financial statements.

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Consolidated statements of operations

(In thousands)

	Successor		Predecessor
	For the year ended December 31, 2001	For the period from October 12, 2000 through December 31, 2000	For the period from January 1, 2000 through October 11, 2000	For the year ended December 31, 1999
	(As Restated - See Note 2)
NET REVENUE	$346,997	$63,434	$314,045	$328,372
OPERATING EXPENSES:
Cost of production	70,488	15,017	61,687	66,237
Selling, editorial and circulation	144,768	32,279	126,162	138,868
General and administrative	40,433	9,783	34,285	43,527
Amortization of goodwill and other intangibles	85,949	14,011	35,133	49,214
Depreciation	8,312	1,736	4,520	4,044

Total operating expenses	349,950	72,826	261,787	301,890

OPERATING INCOME (LOSS)	(2,953)	(9,392)	52,258	26,482
OTHER INCOME (EXPENSE):
Interest expense, net	(55,499)	(13,765)	(38,161)	(39,888)
Other income (expense), net	788	215	(2,394)	(198)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTERESTS	(57,664)	(22,942)	11,703	(13,604)
PROVISION (BENEFIT) FOR INCOME TAXES	(11,166)	(4,772)	11,190	(11,431)
MINORITY INTERESTS	(156)	125	(1,003)	1,588

LOSS BEFORE EXTRAORDINARY ITEM AND ACCOUNTING CHANGE	(46,654)	(18,045)	(490)	(585)
EXTRAORDINARY ITEM, net of tax	(2,556)	—	—	—
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of tax	(552)	—	—	—

NET LOSS	$(49,762)	$(18,045)	$(490)	$(585)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated statements of stockholder's equity

(Dollars in thousands)

	Common Stock				Accumulated other comprehensive income (loss)
			Capital excess of par value	Accumulated deficit
	Shares	Amount				Total
BALANCE, December 31, 1998 (Predecessor)	1,000,000	$10	$183,367	$(47,745)	$(872)	$134,760
Comprehensive loss—
Net loss	—	—	—	(585)	—
Translation adjustment	—	—	—	—	(4,751)
Total comprehensive loss	—	—	—	—	—	(5,336)
Stock option compensation expense and other	—	—	3,536	—	—	3,536
Capital contribution	—	—	1	—	—	1

BALANCE, December 31, 1999 (Predecessor)	1,000,000	10	186,904	(48,330)	(5,623)	132,961
Comprehensive loss—
Net loss	—	—	—	(490)	—
Translation adjustment	—	—	—	—	(3,231)
Total comprehensive loss	—	—	—	—	—	(3,721)
Stock option compensation income and other	—	—	(6,933)	—	—	(6,933)

BALANCE, October 11, 2000 (Predecessor)	1,000,000	$10	$179,971	$(48,820)	$(8,854)	$122,307

BALANCE, October 12, 2000 (Successor)	—	$—	$—	$—	$—	$—
Issuance of stock in connection with the acquisition of Advanstar, Inc.	1,000,000	10	352,592	—	—	352,602
Comprehensive income (loss)—
Net loss	—	—	—	(18,045)	—
Translation adjustment	—	—	—	—	904
Total comprehensive loss	—	—	—	—	—	(17,141)

BALANCE, December 31, 2000 (as restated—see Note 2)	1,000,000	10	352,592	(18,045)	904	335,461
Comprehensive loss—
Net loss	—	—	—	(49,762)	—
Translation adjustment	—	—	—	—	(2,712)
Change in unrealized loss on derivative financial instruments, net of tax	—	—	—	—	(4,184)
Total comprehensive loss	—	—	—	—	—	(56,658)
Capital contribution	—	—	34,775	—	—	34,775
Advances and notes due from affiliate (Note 10)	—	—	(37,192)	—	—	(37,192)

BALANCE, December 31, 2001 (Successor) (as restated—see Note 2)	1,000,000	$10	$350,175	$(67,807)	$(5,992)	$276,386

The accompanying notes are an integral part of these consolidated financial statements.

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Consolidated statements of cash flows

(In thousands)

	Successor		Predecessor
	For the year ended December 31, 2001	For the period from October 12, 2000 through December 31, 2000	For the period from January 1, 2000 through October 11, 2000	For the year ended December 31, 1999
	(As Restated—See Note 2)
OPERATING ACTIVITIES:
Net loss	$(49,762)	$(18,045)	$(490)	$(585)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Extraordinary item—early extinguishment of debt	2,556	—	—	—
Depreciation and amortization	94,261	15,747	39,653	53,258
Noncash interest	2,378	748	899	1,209
Debt discount accretion	—	—	(2,485)	3,925
Loss (gain) on sales of assets and other	167	(125)	4,242	(659)
Deferred income taxes	(13,443)	1,711	3,231	(12,631)
Changes in operating assets and liabilities:
Accounts receivable, net	8,266	(161)	(887)	(2,830)
Inventories	145	(5)	384	(318)
Prepaid expenses	4,762	(2,969)	1,270	1,736
Accounts payable and accrued liabilities	12,925	(24,698)	15,314	(555)
Deferred revenue	(14,804)	23,999	(18,863)	10,521
Other	(5,638)	123	(2,320)	449

Net cash provided by (used in) operating activities	41,813	(3,675)	39,948	53,520

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(7,935)	(2,578)	(9,304)	(9,722)
Acquisitions of publications and trade shows, net of cash acquired	(14,158)	(10,863)	(13,264)	(141,479)
Increase in advances and notes due from affiliate	(20,024)	(9,020)	(10,749)	—
Proceeds from sale of assets and other	384	66	3,767	299

Net cash used in investing activities	(41,733)	(22,395)	(29,550)	(150,902)

FINANCING ACTIVITIES:
Net proceeds from (payments on) revolving credit loan	34,000	—	—	(29,000)
Proceeds from long-term debt	160,000	—	—	138,000
Payments of long-term debt	(195,000)	—	(16,828)	(12,752)
Proceeds from capital contributions and other	34,775	—	—	(1,344)
Deferred financing costs	(9,001)	—	—	—
Dividends paid to minority interest holders	—	—	(1,150)	—

Net cash provided by (used in) financing activities	24,774	—	(17,978)	94,904

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,107	(986)	280	(301)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,961	(27,056)	(7,300)	(2,779)
CASH AND CASH EQUIVALENTS, beginning of period	17,675	44,731	11,237	14,016

CASH AND CASH EQUIVALENTS, end of period	$44,636	$17,675	$3,937	$11,237

The accompanying notes are an integral part of these consolidated financial statements.

ADVANSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

        On October 11, 2000, a group of investors, including DLJ Merchant Banking Partners III L.P. (DLJMB), certain of its affiliated funds and certain members of management, formed Advanstar Holdings Corp. (Holdings or the Parent) to acquire substantially all of the outstanding shares of Advanstar's direct parent, Advanstar, Inc., for an aggregate purchase price of approximately $917.6 million (the DLJ Acquisition) including the assumption of outstanding indebtedness and debt repaid on the date of sale, and related transaction costs. The DLJ Acquisition has been accounted for using the purchase method of accounting and, accordingly, all assets and liabilities of the Company have been recorded at their fair values as of the date of acquisition. The excess of the purchase price over the fair value of the assets and liabilities of the Company has been recorded as goodwill. The table below sets forth the purchase price allocation (in millions):

Cash	$302.6
Debt assumed	606.6
Direct acquisition costs	8.4

Total purchase price	917.6
Estimated fair value of net tangible assets acquired	2.9
Identifiable intangible assets	94.1
Goodwill	820.6

$917.6

        The Company completed and finalized its purchase price allocation related to the DLJ Acquisition during 2001, which resulted in the recognition of approximately $139.2 million of additional intangible assets and $45.7 million of deferred tax liabilities and a corresponding reduction to goodwill.

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

2    Restatement of Financial Information Relating to Goodwill

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

        In addition, the Company has determined that the method of amortization of certain intangible assets acquired in the DLJ Acquisition, consisting of intangible assets related to trade exhibitor lists and advertiser lists, required adjustment to more closely reflect the pattern in which the economic benefit would be realized. Accordingly, at the completion of the allocation period and as a result of the finalization of a valuation of acquired intangible assets, beginning in the second quarter of 2001, amortization of the affected intangible assets which was previously recognized on a straight-line basis was adjusted to reflect accelerated methods which correspond to the Company's projections of future cash flows directly related to these intangible assets.

        A summary of the restatement of previously issued financial information is as follows:

(in thousands)	As Previously Reported	As Restated
Balance sheet at December 31, 2001
Goodwill, net	$653,758	$719,386
Intangibles and other, net	202,993	175,360
Deferred income taxes	30,541	16,157
Minority interests	14,640	14,610
Capital in excess of par value	278,425	350,175
Accumulated deficit	(45,194)	(67,807)
Accumulated other comprehensive (loss) income	(5,956)	(5,992)
Total stockholder's equity	227,285	276,386
Statement of operations for the year ended December 31, 2001
Amortization of goodwill and other intangibles	$53,530	$85,949
Operating income (loss)	29,466	(2,953)
Loss before income taxes and minority interests	(25,155)	(57,664)
(Benefit) provision for income taxes	—	(11,166)
Minority interests	(186)	(156)
Loss before extraordinary item and accounting change	(25,341)	(46,654)
Net loss	(28,449)	(49,762)
Balance sheet at December 31, 2000
Goodwill, net	$748,320	$818,770
Capital in excess of par	280,842	352,592
Accumulated deficit	(16,745)	(18,045)
Total stockholder's equity	265,011	335,461
Statement of operations for the period from October 12, 2000 through December 31, 2000
Amortization of goodwill and other intangibles	$12,711	$14,011
Operating (loss) income	(8,092)	(9,392)
(Loss) income before income taxes and minority interests	(21,642)	(22,942)
Net loss	(16,745)	(18,045)

        The adjustments to previously reported financial statements have no impact on net revenue or cash flows for any period, do not impact measurements of earnings before interest, depreciation,

amortization and income taxes, and have no impact on the Company's financial ratio covenants in its debt instruments.

        As discussed in Note 3 related to the adoption of SFAS No. 142, the Company and its parent, Advanstar, Inc., completed an initial assessment of goodwill impairment. The assessment has indicated that there is the potential for a goodwill impairment charge related to the Company's trade show segment. When the Company completes the final measurement of the goodwill impairment, a charge will be recorded as the cumulative effect of an accounting change as of January 1, 2002. The Company expects to complete the impairment measurement process in the fourth quarter of 2002.

3    Summary of Significant Accounting Policies

Cash and Cash Equivalents

        Cash and cash equivalents include cash on deposit and highly liquid investments with original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair market value.

Prepaid Expenses and Other Current Assets

        Prepaid expenses consist primarily of prepaid trade show and conference expenses, prepaid publication production costs and miscellaneous deposits. Event and publication expenses are charged to operations at the time of the related event and at the time of publication issuance. Other current assets consist primarily of paper inventories.

Property, Plant and Equipment

        Property, plant and equipment consisted of the following at December 31 (in thousands):

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

Intangible and Other Assets

        Goodwill, which is being amortized on a straight-line basis over an average of 23 years, is recorded in the accompanying consolidated balance sheets net of accumulated amortization of $39.3 million and $9.7 million at December 31, 2001 and 2000, respectively.

        Trade exhibitor and advertiser lists are being amortized on a double-declining balance method over six years and five years, respectively. Subscriber lists and other intangible assets are being amortized on a straight-line basis over three to ten years.

        Intangible and other assets consist of the following at December 31 (in thousands):

	Successor
	2001	2000
	(As Restated— See Note 2)
Trade exhibitor lists	$160,318	$38,836
Advertiser lists	33,302	16,552
Subscriber lists	22,339	32
Other intangible assets	3,529	19,128
Other assets	20,582	19,455

	240,070	94,003
Accumulated amortization	(64,710)	(4,816)

Total intangible and other assets, net	$175,360	$89,187

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

Accrued Liabilities

        Accrued liabilities consisted of the following at December 31 (in thousands):

	Successor
	2001	2000
Derivative instruments	$6,553	$—
Interest	9,468	3,756
Security deposits	2,770	2,910
Benefits and severance	3,109	1,970
Other	5,609	3,007

	$27,509	$11,643

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

        Deferred revenue consisted of the following at December 31 (in thousands):

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

        The Company's adoption of SFAS No. 133 on January 1, 2001 resulted in the cumulative effect of an accounting change of a reduction to income of approximately $0.6 million, net of tax.

        The Company uses derivative instruments to manage exposures to foreign currency and interest rate risks. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

        Certain forecasted transactions are exposed to foreign currency risk. Principal foreign currencies include the euro, British pound sterling and Brazilian real. Forward contracts used to hedge forecasted international revenue for up to 12 months in the future are designated as cash flow hedging instruments. Forward contracts not designated as hedging instruments under SFAS No. 133 are also used to manage the impact of the variability in exchange rates.

        At December 31, 2001, the Company had open foreign exchange derivative contracts to sell with a notional amount totaling $9.7 million and to buy with a notional amount totaling $1.6 million. The estimated fair value of the foreign exchange contracts based upon market quotes was a net liability of approximately $0.6 million. Changes in fair value of the foreign exchange contracts, that are not designated as cash flow hedges, are recognized in current earnings.

        Variable rate debt instruments are subject to interest rate risk. The Company has entered into interest rate collar and cap agreements with remaining maturities of up to 26 months to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. (See Note 5.)

        Other expense includes a charge of approximately $0.2 million in 2001, which represents the amount of hedge ineffectiveness and changes in fair value of derivative instruments not designated as hedging instruments. Other comprehensive income (loss) includes losses of approximately $4.2 million, net of taxes, at December 31, 2001. The fair value of the Company's derivative instruments was a net liability of $7.7 million at December 31, 2001, of which $6.6 million is included in other accrued liabilities and $1.1 million is included in other long-term liabilities in the accompanying December 31, 2001 consolidated balance sheet.

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

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Ultimate results could differ from these estimates. On an ongoing basis, management reviews its estimates, including those affecting doubtful accounts, valuation of goodwill and intangible assets, and income taxes. Changes in facts and circumstances may result in revised estimates.

Reclassifications

        Certain reclassifications have been made to amounts reported in prior periods in order to conform to the current period presentation.

Recently Issued Accounting Standards

        In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the provisions of SFAS No. 142 beginning January 1, 2002. At December 31, 2001, the Company has unamortized goodwill of $721.2 million that will be subject to the provisions of SFAS No. 142. Goodwill amortization expense recorded during 2001 was $28.1 million. The Company does not believe any of its other identifiable intangible assets have an indefinite life.

        During the second quarter 2002, the Company completed an initial assessment of goodwill impairment. The assessment indicated that there is the potential for a goodwill impairment charge related to our trade show segment which has an aggregate net book value of goodwill of approximately $528.9 million. Preliminary valuations show that the carrying value of our trade show segment is in excess of its fair value by approximately $11.6 million. Consequently, there is the possibility for a material, non-cash impairment charge in the fourth quarter of 2002. Once final measurement of the goodwill impairment has been completed, the charge will be recorded as the cumulative effect of an accounting change as of January 1, 2002. The Company expects to complete the impairment measurement process in the fourth quarter of 2002.

        Upon adoption of SFAS No. 142, the Company will discontinue the amortization of goodwill. The following table represents a reconciliation of income before extraordinary item and accounting change and net income adjusted for the exclusion of goodwill amortization, net of tax (in thousands):

	Successor		Predecessor
	For the Year Ended December 31, 2001	For the Period from October 12, 2000 through December 31, 2000	For the Period from January 1, 2000 through October 11, 2000	For the Year Ended December 31, 1999
	(As Restated—See Note 2)
Reported loss before extraordinary item and accounting change	$(46,654)	$(18,045)	$(490)	$(585)
Add: Goodwill amortization, net of tax	22,738	7,308	15,450	22,140

Adjusted (loss) income before extraordinary item and and accounting change	$(23,916)	$(10,737)	$14,960	$21,555

Reported net loss	$(49,762)	$(18,045)	$(490)	$(585)
Add: Goodwill amortization, net of tax	22,738	7,308	15,450	22,140

Adjusted net (loss) income	$(27,024)	$(10,737)	$14,960	$21,555

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 is not expected to impact the results of operations or financial position of the Company.

        In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is generally effective for fiscal years beginning after May 15, 2002. The Company has not adopted SFAS No. 145. The adoption of SFAS No. 145 is not expected to have a significant impact of the results of operations or financial position of the Company, but in accordance with the transition provisions will result in the Company's fiscal 2001 extraordinary item being reclassified in the statement of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a significant impact of the results of operations or financial position of the Company.

4    Acquisitions

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

        In May 2001, the Company contributed SeCA to a joint venture, MMStars. The transaction required certain approvals by French governmental authorities. Final approval was obtained in September 2001. Upon approval of the French governmental authorities and completion of purchase price allocation, the Company consolidated MMStars and recorded a minority interest of $6.3 million representing the minority stockholder's proportional share of MMStars equity at the joint venture's formation date. In the formation of the joint venture, the minority investor made an asset contribution equal to its ownership interest. Thus, no gain or loss was recognized upon formation of the joint venture.

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

5    Debt

Credit Facility

        The credit facility (the Credit Facility) consists of (i) $415 million of term loans payable in quarterly installments beginning March 31, 2001 and continuing through October 11, 2007 and (ii) $80.0 million of revolving loan availability. The Credit Facility contains a number of covenants that, among other things, require the Company to maintain certain financial ratios, including leverage and fixed charge coverage ratios, as defined. Failure of the Company to comply with any of these covenants may cause an event of default under the Credit Facility. The Company was in compliance with all covenants as of December 31, 2001.

        Borrowings under the Credit Facility are secured by substantially all of the Company's assets. In addition, as of December 31, 2001, the Company has interest rate protection agreements for a notional amount of $250 million that effectively guarantee that the Company's interest rate on $250 million of the Company's Credit Facility will not exceed 12.0 percent, nor be less than 8.0 percent. The net interest paid or received is included in interest expense. At December 31, 2001, the estimated fair value of the interest rate protection agreements was a net liability position to the Company of approximately $7.7 million. At December 31, 2001, the Company had approximately $42.9 million of borrowings available under the Credit Facility, subject to customary conditions.

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

        Long-term debt consists of the following at December 31 (in thousands):

	Successor
	2001	2000
Term loan A, interest at LIBOR plus 3.00%; 5.10% at December 31, 2001, due quarterly through April 11, 2007	$89,200	$100,000
Term loan B, interest at LIBOR plus 3.50%; 5.60% at December 31, 2001, due quarterly through October 11, 2007	280,800	315,000
Revolving credit loan, interest at LIBOR plus 3.00%; 5.10% at December 31, 2001, due April 11, 2007	34,000	—
Senior subordinated notes at 12.00%, due 2011	160,000	—
Senior subordinated notes at 9.25%	—	150,000
Acquisition note payable, interest at 5.50%, due monthly through 2004	6,000	—

	570,000	565,000
Less current maturities	(16,200)	(13,150)

	$553,800	$551,850

        Based on the borrowing rates currently available to the Company for debt instruments with similar terms and average maturities, the fair value of long-term debt would have been below its carrying value by approximately $43.2 million at December 31, 2001 and $20.0 million at December 31, 2000.

        Cash paid for interest for the year ended December 31, 2001 and for the period from October 12, 2000 through December 31, 2000, the period from January 1, 2000 through October 11, 2000 and the year ended December 31, 1999 was approximately $45.7 million, $15.3 million, $34.0 million and $38.8 million, respectively.

        Annual maturities of long-term debt for the next five years are as follows (in thousands):

2002	$16,200
2003	17,000
2004	19,144
2005	17,144
2006	17,144
Thereafter	483,368

6    Stockholder's equity

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

        If the Company had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123, net loss would have been increased to the pro forma amounts indicated in the table below (in thousands):

	Successor		Predecessor
	For the year ended December 31, 2001	For the period from October 12, 2000 through December 31, 2000	For the period from January 1, 2000 through October 11, 2000	For the year ended December 31, 1999
	(As Restated—See Note 2)
Net loss—as reported	$(49,762)	$(18,045)	$(490)	$(585)
Net loss—pro forma	(51,852)	(18,365)	(2,434)	(1,416)

        For purposes of computing compensation cost of stock options granted, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Successor		Predecessor
	For the year ended December 31, 2001	For the period from October 12, 2000 through December 31, 2000	For the year ended December 31, 1999
Expected dividend yield	—	—	—
Expected stock price volatility	76.8%	41.6%	34.7%
Risk-free interest rate	4.9%	6.0%	6.5%
Expected life of options	7.5 years	7.5 years	5 years

        A summary of stock option activity under the Plan and the 2000 Management Incentive Plan is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 1998 (predecessor)	1,811,100	$6.42
Granted	410,000	$12.68
Canceled	(190,000)	$6.67

Outstanding at December 31, 1999 (predecessor)	2,031,100	$8.24
Granted	50,000	$12.68
Repurchased in connection with DLJ Acquisition	(2,081,100)	$9.00

Outstanding at October 11, 2000 (predecessor)	—	—

Outstanding at October 12, 2000 (successor)	—	$0.00
Granted	3,255,000	$10.00

Outstanding at December 31, 2000 (successor)	3,255,000	$10.00
Granted	115,000	$10.00
Cancelled	(445,000)	$10.00

Outstanding at December 31, 2001 (successor)	2,925,000	$10.00

        At December 31, 2001 and 2000, the outstanding stock options had a weighted average remaining contractual life of 9.8 and 8.8 years, respectively, and an exercise price of $10.00 per option. Of the options outstanding at December 31, 2001, 702,500 were exercisable. None of the options outstanding at December 31, 2000 were exercisable. The weighted average fair value of grants, as estimated using the Black-Scholes option pricing model, for the year ended December 31, 2001, the period from October 12, 2000 through December 31, 2000 and the year ended December 31, 1999 was $5.62, $5.54 and $3.14 per option, respectively. The Company uses comparable public companies in its industry for estimating its expected stock price volatility.

Dividends

        The Company has not declared or paid any cash dividends in the past. Under terms of the Company's Credit Facility, the Company is prohibited from paying cash dividends without prior approval of the lenders, as defined in the Credit Facility.

7    401(k) Plan

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

8    Income taxes

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

        The summary of income (loss) before provision (benefit) for income taxes, minority interests, extraordinary item and accounting change were as follows (in thousands):

	Successor		Predecessor
	For the year ended December 31, 2001	For the period from October 12, 2000 through December 31, 2000	For the period from January 1, 2000 through October 11, 2000	For the year ended December 31, 1999
	(As Restated-See Note 2)
Domestic	$(53,417)	$(21,438)	$15,163	$(10,247)
Foreign	(4,247)	(1,504)	(3,460)	(3,357)

Total	$(57,664)	$(22,942)	$11,703	$(13,604)

        The (benefit) provision for income taxes is comprised of the following (in thousands):

	Successor		Predecessor
	For the year ended December 31, 2001	For the period from October 12, 2000 through December 31, 2000	For the period from January 1, 2000 through October 11, 2000	For the year ended December 31, 1999
	(As Restated-See Note 2)
Current:
Federal	$—	$(6,595)	$5,792	$268
State	—	(44)	811	65
Foreign	2,277	156	1,355	867
Deferred	(13,443)	1,711	3,232	(12,631)

Total (benefit) provision	$(11,166)	$(4,772)	$11,190	$(11,431)

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

        Significant components of the Company's deferred income taxes were as follows at December 31 (in thousands):

	Successor
	2001	2000
	(Restated)
Deferred tax liabilities:
Depreciation and amortization	$(28,452)	$—
Prepaid and other	(2,856)	(4,308)

Total deferred tax liabilities	(31,308)	(4,308)
Deferred tax assets:
U.S. net operating loss carryforwards	8,750	2,287
Accrued expenses and other	2,998	2,903
Foreign jurisdiction net operating loss carryforwards	3,977	1,223
Financial derivatives	2,502	—
AMT credit carryforwards	453	—
Depreciation and amortization	—	6,861

Total deferred tax assets	18,680	13,274
Valuation allowance	(3,977)	(1,223)

Net deferred income taxes	$(16,605)	$7,743

        Deferred tax liabilities of $0.4 million are included in other current assets at December 31, 2001.

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

        A reconciliation of the Company's provision (benefit) for income taxes at the federal statutory rate to the reported income tax provision (benefit) is as follows (in thousands):

	Successor		Predecessor
	For the year ended December 31, 2001	For the period from October 12, 2000 through December 31, 2000	For the period from January 1, 2000 through October 11, 2000	For the year ended December 31, 1999
	(As Restated—See Note 2)
Income tax (benefit) expense at statutory rates	$(20,182)	$(8,030)	$3,638	$(4,710)
Nondeductible amortization	7,270	1,589	3,339	4,127
Change in valuation allowance	2,754	1,223	—	(13,817)
State taxes, net of federal benefit	(1,503)	(579)	754	102
Foreign provision in excess of U.S. rates	684	684	2,215	468
Other, net	(189)	341	1,244	2,399

Total	$(11,166)	$(4,772)	$11,190	$(11,431)

9.    Commitments and Contingencies

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

10.  Segments

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

        The Company evaluates the performance of, and allocates resources to, its segments based on contribution margin—defined as net revenue less cost of production and selling, editorial, and circulation costs. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales or transfers. Segment assets are primarily intangible assets, prepaid expenses and accounts receivable. Revenues, contribution margins and segment assets of the Company's reportable segments are as follows (in thousands):

	Trade shows and conferences	Trade publications	Marketing services	Corporate and other	Total
Year ended December 31, 1999 (predecessor):
Revenues	$161,007	$147,714	$18,581	$1,070	$328,372
Contribution margin	71,593	41,991	9,290	393	123,267
Segment assets	468,018	236,062	3,020	74,481	781,581
Period from January 1, 2000 through October 11, 2000 (predecessor):
Revenues	178,606	120,706	13,794	939	314,045
Contribution margin	83,766	34,434	7,057	939	126,196
Segment assets	453,299	224,829	2,291	67,565	747,984

	(As Restated—See Note 2)
Period from October 12, 2000 through December 31, 2000:
Revenues	19,752	38,281	5,206	195	63,434
Contribution margin	2,372	10,639	2,932	195	16,138
Segment assets	313,914	524,215	97,454	92,794	1,028,377
Year ended December 31, 2001:
Revenues	186,250	142,607	17,168	972	346,997
Contribution margin	86,911	35,464	8,788	578	131,741
Segment assets	688,223	188,842	32,750	90,964	1,000,779

        The reconciliation of total segment contribution margin to consolidated pretax income (loss) is as follows (in thousands):

	Successor		Predecessor
	For the year ended December 31, 2001	For the period from October 12, 2000 through December 31, 2000	For the period from January 1, 2000 through October 11, 2000	For the year ended December 31, 1999
	(As Restated—See Note 2)
Total segment contribution margin	$131,741	$16,138	$126,196	$123,267
General and administrative expense	(40,433)	(9,783)	(34,285)	(43,527)
Depreciation and amortization	(94,261)	(15,747)	(39,653)	(53,258)
Other expense (primarily interest)	(54,711)	(13,550)	(40,555)	(40,086)

Consolidated pretax (loss) income	$(57,664)	$(22,942)	$11,703	$(13,604)

        Financial information relating to the Company's operations by geographic area is as follows (in thousands):

Revenues

	Successor		Predecessor
	For the year ended December 31, 2001	For the period from October 12, 2000 through December 31, 2000	For the period from January 1, 2000 through October 11, 2000	For the year ended December 31, 1999
United States	$309,735	$53,319	$280,836	$287,850
International	37,262	10,115	33,209	40,522

Total	$346,997	$63,434	$314,045	$328,372

        Revenues are primarily attributed to countries based on the location of customers.

Long-Lived Assets

	Successor		Predecessor
	December 31,
			December 31, 1999
	2001	2000
	(As Restated— See Note 2)
United States	$857,715	$916,514	$688,112
International	62,487	45,444	17,301

Total	$920,202	$961,958	$705,413

        No individual customer accounted for more than 10 percent of consolidated revenues during any period.

11.  Relationship with Advanstar.com, Inc.

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

        In the third quarter of 2001, certain events, including the slowdown in the economy, the changing business environment and continuing operating losses of Advanstar.com, caused management of Advanstar, Inc. to consider certain transactions between its two sister subsidiaries, the Company and Advanstar.com, to satisfy the outstanding advances and notes due to the Company from Advanstar.com. Accordingly, the Company has accounted for the approximately $37.2 million in accumulated advances and notes to Advanstar.com as a charge to capital in excess of par value in the accompanying December 31, 2001 consolidated balance sheet, pending final determination of the disposition of these advances and notes. The accumulated advances and notes to Advanstar.com were $20.5 million at December 31, 2000 and were included in due from affiliate in the accompanying December 31, 2000 consolidated balance sheet. Net advances and notes of approximately $16.7 million were made during 2001. In the first quarter of 2002, management of Advanstar, Inc. began to consider the further consolidation of the activities of Advanstar.com with the Company, or a merger of Advanstar.com into the Company. Consequently, in response to the changing business environment and continuing operating losses of Advanstar.com, the Company recorded a first quarter 2002 non-cash charge of $37.2 million related to a provision against the outstanding advances and notes due to the Company from Advanstar.com as of December 31, 2001.

12.  Related-Party Transactions

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

13.  Supplemental Guarantor Condensed Consolidating Financial Statements

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

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Condensed consolidating balance sheets

At December 31, 2001

(In thousands)

	Communications	Guarantor subsidiaries	Nonguarantor subsidiaries	Eliminations	Consolidated total
	(As Restated—See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$33,906	$—	$10,730	$—	$44,636
Accounts receivable, net	20,049	63	2,779	—	22,891
Prepaid expenses	6,202	2,511	2,689	—	11,402
Intercompany receivable (payable)	(148,162)	153,827	(5,665)	—	—
Other	(2,483)	171	3,960	—	1,648

Total current assets	(90,488)	156,572	14,493	—	80,577
Noncurrent assets:
Property, plant and equipment, net	23,299	1,042	1,115	—	25,456
Intangible and other assets, net	477,175	340,246	77,325	—	894,746
Investments in subsidiaries	523,878	—	—	(523,878)	—

	$933,864	$497,860	$92,933	$(523,878)	$1,000,779

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$16,200	$—	$—	$—	$16,200
Accounts payable	20,883	2,609	6,302	—	29,794
Accrued liabilities	24,147	6,161	1,288	—	31,596
Deferred revenue	25,750	21,657	6,642	—	54,049

Total current liabilities	86,980	30,427	14,232	—	131,639
Long-term debt, net of current maturities	553,800	—	—	—	553,800
Deferred income taxes and other long-term liabilities	(3,184)	23,418	448	—	20,682
Due to parent	3,662	—	—	—	3,662
Minority interests	14,412	—	198	—	14,610
Stockholder's equity:
Common stock	10	3	475	(478)	10
Capital in excess of par value	350,175	438,117	88,226	(526,343)	350,175
(Accumulated deficit) retained earnings	(67,807)	5,895	(8,838)	2,943	(67,807)
Accumulated other comprehensive loss	(4,184)	—	(1,808)	—	(5,992)

Total stockholder's equity	278,194	444,015	78,055	(523,878)	276,386

	$933,864	$497,860	$92,933	$(523,878)	$1,000,779

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Condensed consolidating statements of operations

For the year ended December 31, 2001

(In thousands)

	Communications	Guarantor subsidiaries	Nonguarantor subsidiaries	Eliminations	Consolidated total
	(As Restated—See Note 2)
Net revenue	$234,428	$71,777	$40,792	$—	$346,997
Operating expenses:
Cost of production and selling, editorial and circulation	159,936	21,679	33,641	—	215,256
General and administrative	33,496	1,462	5,475	—	40,433
Depreciation and amortization	47,698	40,184	6,379	—	94,261

Total operating expenses	241,130	63,325	45,495	—	349,950

Operating (loss) income	(6,702)	8,452	(4,703)	—	(2,953)
Other income (expense):
Interest expense, net	(54,171)	—	(1,328)	—	(55,499)
Other income (expense), net	381	—	407	—	788

(Loss) income before income taxes and minority interests	(60,492)	8,452	(5,624)	—	(57,664)
(Benefit) provision for income taxes	(15,950)	2,507	2,277	—	(11,166)
Minority interests	136	—	(292)	—	(156)
Equity in earnings of subsidiaries	(2,248)	—	—	2,248	—

(Loss) income before extraordinary item and accounting change	(46,654)	5,945	(8,193)	2,248	(46,654)
Extraordinary item	(2,556)	—	—	—	(2,556)
Cumulative effect of accounting change	(552)	—	—	—	(552)

Net (loss) income	$(49,762)	$5,945	$(8,193)	$2,248	$(49,762)

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Condensed consolidating statements of cash flows

For the year ended December 31, 2001

(In thousands)

	Communications	Guarantor subsidiaries	Nonguarantor subsidiaries	Eliminations	Consolidated total
	(As Restated—See Note 2)
Operating activities:
Net (loss) income	$(49,762)	$5,945	$(8,193)	$2,248	$(49,762)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of subsidiaries	2,248	—	—	(2,248)	—
Extraordinary item—early extinguishment of debt	2,556	—	—	—	2,556
Depreciation and amortization	47,698	40,184	6,379	—	94,261
Other noncash items	(9,614)	(11,166)	9,912	—	(10,868)
Change in working capital items	33,015	(34,211)	6,822	—	5,626

Net cash provided by operating activities	26,141	752	14,920	—	41,813

Investing activities:
Additions to property, plant and equipment	(6,701)	(753)	(481)	—	(7,935)
Acquisitions of publications and trade shows, net of proceeds	(7,346)	—	(6,428)	—	(13,774)
Increase in advances and notes due from affiliate	(20,024)	—	—	—	(20,024)

Net cash used in investing activities	(34,071)	(753)	(6,909)	—	(41,733)

Financing activities:
Proceeds from sale of common stock and capital contributions	34,775	—	—	—	34,775
Payments of long-term debt, net	(1,000)	—	—	—	(1,000)
Deferred financing costs	(9,000)	—	(1)	—	(9,001)

Net cash provided by (used in) financing activities	24,775	—	(1)	—	24,774

Effect of exchange rate changes on cash	6,325	—	(4,218)	—	2,107

Net increase (decrease) in cash and cash equivalents	23,170	(1)	3,792	—	26,961
Cash and cash equivalents, beginning of year	10,736	1	6,938	—	17,675

Cash and cash equivalents, end of year	$33,906	$—	$10,730	$—	$44,636

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Condensed consolidating balance sheets

At December 31, 2000

(In thousands)

	Communications	Guarantor subsidiaries	Nonguarantor subsidiaries	Eliminations	Consolidated total
	(As Restated—See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$10,736	$1	$6,938	$—	$17,675
Accounts receivable, net	28,061	329	2,768	—	31,158
Prepaid expenses	8,116	2,712	4,786	—	15,614
Intercompany (payable) receivable	(74,141)	100,899	(26,758)	—	—
Other	1,631	—	341	—	1,972

Total current assets	(25,597)	103,941	(11,925)	—	66,419
Noncurrent assets:
Due from affiliate	20,491	—	—	—	20,491
Property, plant and equipment, net	23,654	713	1,400	—	25,767
Intangible and other assets, net	772,452	56,435	79,070	—	907,957
Deferred income taxes	7,661	—	82	—	7,743
Investments in subsidiaries	183,809	—	—	(183,809)	—

	$982,470	$161,089	$68,627	$(183,809)	$1,028,377

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$13,150	$—	$—	$—	$13,150
Accounts payable	13,800	1,793	6,414	—	22,007
Deferred revenue	37,389	21,526	9,040	—	67,955
Accrued liabilities	15,120	3,707	2,523	—	21,350

Total current liabilities	79,459	27,026	17,977	—	124,462
Long-term debt, net of current maturities	551,850	—	—	—	551,850
Other long-term liabilities	5,448	—	—	—	5,448
Due to parent	722	—	—	—	722
Minority interests	10,434	—	—	—	10,434
Stockholder's equity:
Common stock	10	3	403	(406)	10
Capital in excess of par value	352,592	134,110	49,988	(184,098)	352,592
Accumulated deficit	(18,045)	(50)	(645)	695	(18,045)
Accumulated other comprehensive income	—	—	904		904

Total stockholder's equity	334,557	134,063	50,650	(183,809)	335,461

	$982,470	$161,089	$68,627	$(183,809)	$1,028,377

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Condensed consolidating statements of operations

For the period from October 12, 2000 through December 31, 2000

(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
	(As Restated—See Note 2)
Net revenue	$48,638	$4,260	$10,536	$—	$63,434
Operating expenses:
Cost of production and selling, editorial and circulation	34,102	3,506	9,688	—	47,296
General and administrative	8,425	281	1,077	—	9,783
Depreciation and amortization	13,949	528	1,270	—	15,747

Total operating expenses	56,476	4,315	12,035	—	72,826

Operating loss	(7,838)	(55)	(1,499)	—	(9,392)
Other income (expense):
Interest (expense) income, net	(14,027)	—	262	—	(13,765)
Other income (expense), net	828	—	(613)	—	215

Loss before income taxes and minority interests	(21,037)	(55)	(1,850)	—	(22,942)
(Benefit) provision for income taxes	(4,976)	83	121	—	(4,772)
Minority interests	125	—	—	—	125
Equity in losses of subsidiaries	(2,109)	—	—	2,109	—

Net (loss) income	$(18,045)	$(138)	$(1,971)	$2,109	$(18,045)

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

For the period from October 12, 2000 through December 31, 2000

(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
	(As Restated—See Note 2)
Operating activities:
Net (loss) income	$(18,045)	$(138)	$(1,971)	$2,109	$(18,045)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Equity in losses of subsidiaries	2,109	—	—	(2,109)	—
Depreciation and amortization	13,949	528	1,270	—	15,747
Noncash items	(417)	—	—	—	(417)
Change in working capital items	2,990	(355)	(3,595)	—	(960)

Net cash provided by (used in) operating activities	586	35	(4,296)	—	(3,675)

Investing activities:
Investment in subsidiaries	(13,783)	—	—	13,783	—
Additions to property, plant and equipment	(2,304)	(67)	(207)	—	(2,578)
Acquisitions of publications and trade shows, net of cash acquired	(4,753)	—	(6,044)	—	(10,797)
Increase in advances and notes due from affiliate	(9,020)	—	—	—	(9,020)

Net cash (used in) provided by investing activities	(29,860)	(67)	(6,251)	13,783	(22,395)

Financing activities:
Proceeds from sale of common stock and capital contributions and other	—	—	13,783	(13,783)	—
Effect of exchange rate changes on cash	904	—	(1,890)	—	(986)

Net (decrease) increase in cash and cash equivalents	(28,370)	(32)	1,346	—	(27,056)
Cash and cash equivalents, beginning of period	39,106	33	5,592	—	44,731

Cash and cash equivalents, end of period	$10,736	$1	$6,938	$—	$17,675

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Condensed consolidating statements of operations

For the period from January 1, 2000 through October 11, 2000

(In thousands)

	Communications	Guarantor subsidiaries	Nonguarantor subsidiaries	Eliminations	Consolidated total
Net revenue	$210,239	$63,738	$40,068	$—	$314,045
Operating expenses:
Cost of production and selling, editorial and circulation	135,918	20,149	31,782	—	187,849
General and administrative	28,636	728	4,921	—	34,285
Depreciation and amortization	27,259	9,491	2,903	—	39,653

Total operating expenses	191,813	30,368	39,606	—	261,787

Operating income	18,426	33,370	462	—	52,258
Other income (expense):
Interest expense, net	(36,928)	—	(1,233)	—	(38,161)
Other expense, net	(595)	—	(1,799)	—	(2,394)

(Loss) income before income taxes and minority interests	(19,097)	33,370	(2,570)	—	11,703
(Benefit) provision for income taxes	(6,213)	15,710	1,693	—	11,190
Minority interests	(1,003)	—	—	—	(1,003)
Equity in earnings of subsidiaries	13,397	—	—	(13,397)	—

Net (loss) income	$(490)	$17,660	$(4,263)	$(13,397)	$(490)

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Condensed consolidating statements of cash flow

For the period from January 1, 2000 through October 11, 2000

(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities:
Net (loss) income	$(490)	$17,660	$(4,263)	$(13,397)	$(490)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries	(13,397)	—	—	13,397	—
Depreciation and amortization	27,259	9,491	2,903	—	39,653
Noncash items	4,737	—	—	—	4,737
Change in working capital items	(70,721)	74,914	(9,295)	—	(5,102)

Net cash (used in) provided by operating activities	(52,612)	102,065	(10,655)	—	38,798

Investing activities:
Investment in subsidiaries	84,997	—	—	(84,997)	—
Additions to property, plant and equipment	(8,508)	(338)	(458)	—	(9,304)
Acquisitions of publications and trade shows, net of cash acquired	1,204	500	(11,201)	—	(9,497)
Increase in long-term receivable from affiliate	(10,749)	—	—	—	(10,749)

Net cash provided by (used in) investing activities	66,944	162	(11,659)	(84,997)	(29,550)

Financing activities:
Proceeds from sale of common stock and capital contributions and other	—	(102,256)	17,259	84,997	—
Payments of long-term debt, net	(16,828)	—	—	—	(16,828)

Net cash (used in) provided by financing activities	(16,828)	(102,256)	17,259	84,997	(16,828)

Effect of exchange rate changes on cash	(3,230)	—	3,510	—	280

Net decrease in cash and cash equivalents	(5,726)	(29)	(1,545)	—	(7,300)
Cash and cash equivalents, beginning of period	5,612	33	5,592	—	11,237

Cash and cash equivalents, end of period	$(114)	$4	$4,047	$—	$3,937

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Condensed consolidating statements of operations

For the year ended December 31, 1999

(In thousands)

	Communications	Guarantor subsidiaries	Nonguarantor subsidiaries	Eliminations	Consolidated total
Net revenue	$223,042	$58,221	$47,109	$—	$328,372
Operating expenses:
Cost of production and selling, editorial and circulation	150,114	20,357	34,634	—	205,105
General and administrative	35,742	1,955	5,830	—	43,527
Depreciation and amortization	33,676	12,129	7,453	—	53,258

Total operating expenses	219,532	34,441	47,917	—	301,890

Operating income (loss)	3,510	23,780	(808)	—	26,482
Other income (expense):
Interest (expense) income, net	(38,578)	2	(1,312)	—	(39,888)
Other income (expense), net	4,707	2	(4,907)	—	(198)

(Loss) income before income taxes and minority interests	(30,361)	23,784	(7,027)	—	(13,604)
(Benefit) provision for income taxes	(12,180)	—	749	—	(11,431)
Minority interests	1,588	—	—	—	1,588
Equity in earnings of subsidiaries	16,008	—	—	(16,008)	—

Net (loss) income	$(585)	$23,784	$(7,776)	$(16,008)	$(585)

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Condensed consolidating statements of cash flows

For the year ended December 31, 1999

(In thousands)

	Communications	Guarantor subsidiaries	Nonguarantor subsidiaries	Eliminations	Consolidated total
Operating activities:
Net (loss) income	$(585)	$23,784	$(7,776)	$(16,008)	$(585)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	33,665	12,138	7,455	—	53,258
Noncash items	(8,163)	—	7	—	(8,156)
Change in working capital items	25,953	(36,448)	3,490	16,008	9,003

Net cash provided by (used in) operating activities	50,870	(526)	3,176	—	53,520

Investing activities:
Additions to property, plant and equipment, net	(8,287)	(444)	(887)	—	(9,618)
Acquisitions of publications and trade shows	(139,472)	1,099	(2,911)	—	(141,284)

Net cash (used in) provided by investing activities	(147,759)	655	(3,798)	—	(150,902)

Financing activities:
Dividends paid to minority interest holders	(1,344)	—	—	—	(1,344)
Borrowings of long-term debt, net	96,248	—	—	—	96,248

Net cash provided by financing activities	94,904	—	—	—	94,904

Effect of exchange rate changes on cash	(301)	—	—	—	(301)

Net (decrease) increase in cash and cash equivalents	(2,286)	129	(622)	—	(2,779)
Cash and cash equivalents, beginning of year	7,898	(96)	6,214	—	14,016

Cash and cash equivalents, end of year	$5,612	$33	$5,592	$—	$11,237

2. Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts.

Advanstar Communications Inc.
Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
Successor
Allowance for doubtful accounts
Year ended December 31, 2001	$725,000	$2,768,000	—	$2,523,000	$970,000
Period of October 12, 2000 to December 31, 2000	$—	$956,500	—	$231,500	$725,000
Predecessor
Period of January 1, 2000 to October 11, 2000	$709,000	$1,406,500	—	$1,412,500	$703,000
Year ended December 31, 1999	$574,000	$1,878,000	—	$1,743,000	$709,000

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
10.3.1	First amendment to Credit Agreement, dated as of March 22, 2002. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2001 and incorporated by reference herein)

10.4
Employment Agreement, dated August 14, 2000, between Advanstar, Inc. and Robert Krakoff. (Previously filed as Exhibit 10.1 to Form 10-Q of Advanstar, Inc. filed with the Securities and Exchange Commission on November 14, 2000, and incorporated by reference herein)
10.5
Employment Agreement, dated August 14, 2000, between Advanstar, Inc. and James M. Alic. (Previously filed as Exhibit 10.2 to Form 10-Q of Advanstar, Inc. filed with the Securities and Exchange Commission on November 14, 2000, and incorporated by reference herein)
10.5.1
Amendment to Employment Agreement, effective March 1, 2002, between Advanstar, Inc. and James M. Alic. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2001 and incorporated by reference herein)
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
10.9	Direct Investment Plan dated as of October 11, 2000. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2001 and incorporated by reference herein)
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
12.1	Computation of Ratio of Earnings to Fixed Charges. *
21.1	Subsidiaries of Advanstar Communications, Inc. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2000 and incorporated by reference herein)
99.1	CEO's Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.*
99.2	CFO's Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.*

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

Signature	Title	Date

/s/ ROBERT L. KRAKOFF Robert L. Krakoff	Chairman of the Board and Chief Executive Officer	November 25, 2002
/s/ DAVID W. MONTGOMERY David W. Montgomery	Vice President-Finance, Chief Financial Officer Secretary and Principal Accounting Officer	November 25, 2002
/s/ JAMES M. ALIC James M. Alic	Director	November 25, 2002
/s/ OHSANG KWON OhSang Kwon	Director	November 25, 2002
/s/ JAMES A. QUELLA James A. Quella	Director	November 25, 2002
/s/ DAVID M. WITTELS David M. Wittels	Director	November 25, 2002

CERTIFICATION

        I, Robert L. Krakoff, certify that:

(1)
I have reviewed this annual report on Form 10-K/A of Advanstar Communications Inc.;

(2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

        Date: November 25, 2002

By:	/s/ Robert L. Krakoff
Robert L. Krakoff Chief Executive Officer

CERTIFICATION

        I, David W. Montgomery, certify that:

(1)
I have reviewed this annual report on Form 10-K/A of Advanstar Communications Inc.;

(2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        Date: November 25, 2002

By:	/s/ David W. Montgomery
David W. Montgomery Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document
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
10.3.1	First amendment to Credit Agreement, dated as of March 22, 2002. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2001 and incorporated by reference herein)
10.4
Employment Agreement, dated August 14, 2000, between Advanstar, Inc. and Robert Krakoff. (Previously filed as Exhibit 10.1 to Form 10-Q of Advanstar, Inc. filed with the Securities and Exchange Commission on November 14, 2000, and incorporated by reference herein)
10.5
Employment Agreement, dated August 14, 2000, between Advanstar, Inc. and James M. Alic. (Previously filed as Exhibit 10.2 to Form 10-Q of Advanstar, Inc. filed with the Securities and Exchange Commission on November 14, 2000, and incorporated by reference herein)
10.5.1
Amendment to Employment Agreement, effective March 1, 2002, between Advanstar, Inc. and James M. Alic. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2001 and incorporated by reference herein)
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
10.9	Direct Investment Plan dated as of October 11, 2000. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2001 and incorporated by reference herein)
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
12.1	Computation of Ratio of Earnings to Fixed Charges.*
21.1	Subsidiaries of Advanstar Communications, Inc. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2000 and incorporated by reference herein)
99.1	CEO's Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.*
99.2	CFO's Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.*

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
Report of Independent Accountants
Report of independent public accountants
ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES Consolidated balance sheets As of December 31 (In thousands, except share and per share data)
ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES Consolidated statements of operations (In thousands)
ADVANSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES Consolidated statements of stockholder's equity (Dollars in thousands)
ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES Consolidated statements of cash flows (In thousands)
ADVANSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements
ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES Condensed consolidating statements of cash flows For the year ended December 31, 2001 (In thousands)
ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES Condensed consolidating balance sheets At December 31, 2000 (In thousands)
ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES Condensed consolidating statements of operations For the period from October 12, 2000 through December 31, 2000 (In thousands)
ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES Condensed Consolidating Statements of Cash Flows For the period from October 12, 2000 through December 31, 2000 (In thousands)
ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES Condensed consolidating statements of operations For the year ended December 31, 1999 (In thousands)
ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES Condensed consolidating statements of cash flows For the year ended December 31, 1999 (In thousands)
Schedule II—Valuation and Qualifying Accounts. Advanstar Communications Inc. Valuation and Qualifying Accounts
SIGNATURES
CERTIFICATION
CERTIFICATION
EXHIBIT INDEX