Form 10-Q/A
period 2002-03-31
ADVANSTAR COMMUNICATIONS INC
filed 2002-12-06
CIK 1062771

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

As of November     , 2002, 1,000,000 shares of the Registrant's common stock were outstanding.

Explanatory Note

        The principal purpose of this Amendment is to reflect the restatement of our unaudited financial statements for the fiscal quarter ended March 31, 2002 and the restatement adjustments described under "Item 2.?Management's Discussion and Analysis of Financial Conditions and Results of Operations" and in the notes to our consolidated unaudited financial statements below. We are amending and restating only those items in our Form 10-Q that are affected by the restatement adjustments. This Amendment No. 1 to Quarterly Report on Form 10-Q/A does not reflect events occurring after the May 20, 2002 filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002 or modify or update the disclosures set forth in that Quarterly Report on Form 10-Q in any way, except as required to reflect the effects of the re-audit of our financial statements for the fiscal year ended December 31, 2001 and restatements identified above. The remaining Items are not amended hereby, but are included for the convenience of the reader.

ADVANSTAR COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2002	December 31, 2001
	(Unaudited) (Restated)
ASSETS
Current Assets
Cash and cash equivalents	$16,182	$44,636
Accounts receivable, net	23,251	22,891
Prepaid expenses	9,107	11,402
Other	1,597	1,648

Total current assets	50,137	80,577
Property, plant and equipment, net	24,523	25,456
Intangible and other assets
Goodwill, net	721,557	719,386
Intangibles and other, net	172,095	175,360

Total intangible and other assets	893,652	894,746

Total assets	$968,312	$1,000,779

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Current maturities of long-term debt	$17,000	$16,200
Accounts payable	26,953	29,794
Accrued liabilities	26,512	31,596
Deferred revenue	23,959	54,049

Total current liabilities	94,424	131,639
Long-term debt, net of current maturities	549,550	553,800
Deferred income taxes	10,530	16,157
Other long-term liabilities	2,979	4,525
Due to Parent	2,365	3,662
Minority interests	14,619	14,610
Commitments and contingencies
Stockholder's equity
Common stock, $.01 par value; 40,000,000 shares authorized; 1,000,000 shares issued and outstanding at March 31, 2002 and December 31, 2001	10	10
Capital in excess of par	387,367	350,175
Accumulated deficit	(89,277)	(67,807)
Accumulated other comprehensive loss	(4,255)	(5,992)

Total stockholder's equity	293,845	276,386

Total liabilities and stockholder's equity	$938,312	$1,000,779

See notes to condensed consolidated financial statements.

ADVANSTAR COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands—Unaudited)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
	(Restated)	(Restated)
Net revenue	$109,427	$128,647

Operating expenses:
Costs of production	23,190	25,601
Selling, editorial and circulation	34,688	44,766
Funding of affiliated dot.com company operations (see Note 8)	38,079	—
General and administrative	11,346	13,197
Depreciation and amortization	16,648	17,099

Total operating expenses	123,951	100,663

Operating income (loss)	(14,524)	27,984
Other income (expense):
Interest expense, net	(12,674)	(14,674)
Other income (expense), net	1,042	(938)

Income (loss) before income taxes and minority interests	(26,156)	12,372
Provision (benefit) for income taxes	(4,776)	8,167
Minority interests	(90)	(134)

Income (loss) before extraordinary item and accounting change	(21,470)	4,071
Extraordinary item, net of tax	—	(2,556)
Cumulative effect of accounting change, net of tax	—	(552)

Net income (loss)	$(21,470)	$963

See notes to condensed consolidated financial statements.

ADVANSTAR COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands—Unaudited)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
	(Restated)	(Restated)
Operating Activities
Net income (loss)	$(21,470)	$963
Adjustments to reconcile net income (loss) to net cash provided by operating activities, excluding effects of acquisitions:
Provision for notes and advances from affiliated dot.com company (see Note 8)	37,192	—
Deferred income taxes	(5,627)	—
Extraordinary item—early extinguishment of debt, net of taxes	—	2,556
Unrealized (gain) loss on derivative financial instruments	(905)	1,984
Depreciation and amortization	16,648	17,099
Non-cash interest	616	536
Loss on sales of assets and other	90	159
Changes in operating assets and liabilities	(37,023)	(16,218)

Net cash provided by (used in) operating activities	(10,479)	7,079

Investing Activities
Additions to property, plant and equipment	(1,289)	(1,638)
Acquisition of publications and trade shows, net of cash acquired	(11,744)	(3,784)
Increase in advances and notes due from affiliate	—	(7,524)
Proceeds from sale of assets and other	8	17

Net cash used in investing activities	(13,025)	(12,929)

Financing Activities
Net proceeds from revolving credit facility	—	15,000
Borrowings of long-term debt	—	160,000
Payments of long-term debt	(3,450)	(195,000)
Long-term debt financing costs	(1,755)	(7,606)
Proceeds from capital contributions	—	34,775

Net cash provided by (used in) financing activities	(5,205)	7,169
Effect of exchange rate changes on cash and cash equivalents	255	276
Net (decrease) increase in cash and cash equivalents	(28,454)	1,595
Cash and cash equivalents, beginning of period	44,636	17,675

Cash and cash equivalents, end of period	$16,182	$19,270

See notes to condensed consolidated financial statements.

1.    Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by Advanstar Communications Inc. (Communications, or the Company) in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes that all adjustments, consisting solely of normal recurring items, considered necessary for a fair presentation have been included, and that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements, however, should be read in conjunction with the audited financial statements and the related notes, included in the Company's amended annual report on Form 10-K/A filed with the Securities and Exchange Commission on November 25, 2002. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2002.

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

        In addition, the Company has determined that the method of amortization of certain intangible assets acquired in the acquisition of the Company consisting of intangible assets related to trade exhibitor lists and advertiser lists, should reflect the pattern in which the economic benefit would be realized. Accordingly, at the completion of the allocation period and as a result of the finalization of a valuation of intangible assets, amortization of the affected intangible assets which was recognized on a straight-line basis in 2001 and an accelerated basis in 2002 was adjusted to reflect accelerated methods which correspond to the Company's projections of future cash flows directly related to these intangible assets.

        A summary of the restatement of previously issued financial information is as follows:

(in thousands)	As Previously Reported	As Restated
Balance Sheet at March 31, 2002
Goodwill, net of accumulated amortization	$655,929	$721,557
Intangibles and other, net of accumulated amortization	198,929	172,095
Deferred income tax liability	16,036	10,530
Minority interests	14,648	14,619
Capital in excess of par	315,617	387,367
Accumulated deficit	(61,631)	(89,277)
Accumulated other comprehensive income	(5,152)	(4,255)
Total stockholder's equity	248,844	293,845
Statement of Operations Three Months Ended March 31, 2002
Depreciation and amortization	17,435	16,648
Operating income (loss)	(15,311)	(14,524)
Loss before income taxes and minority interests	(26,943)	(26,156)
Provision (benefit) for income taxes	(10,594)	(4,776)
Minority interests	(88)	(90)
Net loss	(16,437)	(21,470)
Statement of Operations Three Months Ended March 31, 2001
Depreciation and amortization	15,788	17,099
Operating income	29,295	27,984
Income before income taxes and minority interests	13,683	12,372
Income before extraordinary item and accounting change	5,382	4,071
Net income	2,274	963

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

3.    Goodwill and Intangible Assets

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized. However, the Company is required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The Company has not completed its initial impairment review and has not yet determined the impact of adopting the impairment review provisions of SFAS No. 142.

        Upon adoption of SFAS No. 142, the Company discontinued the amortization of goodwill. The following table represents a reconciliation of income before extraordinary item and accounting change and net income adjusted for the exclusion of goodwill amortization, net of tax (in thousands):

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
	(Restated)	(Restated)
Reported income (loss) before extraordinary item and accounting change	$(21,470)	$4,071
Add: goodwill amortization, net of tax	—	5,685

Adjusted income (loss) before extraordinary item and accounting change	$(21,470)	$9,756

Reported net (loss) income	$(21,470)	$963
Add: goodwill amortization, net of tax	—	5,685

Adjusted net income (loss)	$(21,470)	$6,648

        The changes in the carrying amount of goodwill for the three months ended March 31, 2002, by operating segment, are as follows (in thousands):

	Trade Shows and Conferences	Trade Publications	Marketing Services	Totals
Balance as of December 31, 2001	$557,109	$131,932	$30,345	$719,386
Acquisitions and adjustment to preliminary purchase price allocations	4,494	(1,853)	(470)	2,171

Balance as of March 31, 2002 (Restated)	$561,603	$130,079	$29,875	$721,557

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

	March 31, 2002	December 31, 2001
	(Restated)
Trade exhibitor lists	$166,722	$160,318
Advertiser lists	34,950	33,302
Subscriber lists	23,189	22,339
Other intangible assets	4,485	3,529
Other assets	22,337	20,582

	251,683	240,070
Accumulated amortization	(79,588)	(64,710)

Total intangible and other assets, net	$172,095	$175,360

        Estimated amortization expense of identified intangible assets for the next five years are as follows (in thousands):

2002	$60,657
2003	41,984
2004	25,283
2005	17,394
2006	12,203

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

        The Company's adoption of FAS 133 on January 1, 2001 resulted in the cumulative effect of an accounting change of a reduction in income of approximately $0.6 million, net of tax.

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

Accumulated Other Comprehensive Income (Loss)

        The following table summarizes the effects of FAS 133 on the Company's accumulated other comprehensive income as of March 31, 2002 (in thousands):

	Interest Rate Collar Agreements	Foreign Exchange Contracts	Total
	(Restated)	(Restated)	(Restated)
Accumulated other comprehensive income (loss) balance at December 31, 2001	$(4,189)	$5	$(4,184)
Unwound from accumulated other comprehensive income (loss) during the period	1,218	(5)	1,213
Mark to market of hedge contracts	1,098	—	1,098

Accumulated other comprehensive income (loss) balance at March 31, 2002	$(1,873)	$—	$(1,873)

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

        Long-term debt consists of the following (in thousands):

	March 31, 2002	December 31, 2001
Term loan A, interest at LIBOR plus 3.25%; 4.89% at March 31, 2002, due quarterly through April 11, 2007	$86,250	$89,200
Term loan B, interest at LIBOR plus 3.75%; 5.62% March 31, 2002, due quarterly through October 11, 2007	280,800	280,800
Revolving credit loan, interest at LIBOR plus 4.87%; 5.10% at March 31, 2002, due April 11, 2007	34,000	34,000
Senior subordinated notes at 12.00%, due 2011	160,000	160,000
Acquisition note payable, interest at 5.50%, due monthly through 2004	5,500	6,000

	566,550	570,000
Less—Current maturities	(17,000)	(16,200)

	$549,550	$553,800

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

6.    Comprehensive Income

        The tables below present comprehensive loss, defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders (in thousands):

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
	(Restated)	(Restated)
Net income (loss)	$(21,470)	$963
Change in cumulative translation adjustment	(574)	(2,151)
Change in unrealized losses on derivative financial instruments	2,311	(574)

Comprehensive loss	$(19,733)	$(1,762)

7.    Segment Information

	Trade Shows and Conferences	Trade Publications	Marketing Services	Corporate and Other	Totals
	(In thousands)
Three months ended March 31, 2002 (Restated)
Revenues	$76,465	$28,674	$3,576	$712	$109,427
Contribution margin	42,745	5,741	1,589	1,474	51,549
Segment assets	688,447	185,730	31,638	62,497	968,312
Three months ended March 31, 2001 (Restated)
Revenues	$89,564	$34,640	$4,170	$273	$128,647
Contribution margin	48,205	7,224	1,856	995	58,280
Segment assets	299,998	521,831	99,891	100,189	1,021,909

        Contribution margin is defined as net revenue less cost of production and selling, editorial and circulation costs.

        The reconciliation of total segment contribution margin to consolidated pre-tax income (loss) is as follows (in thousands):

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
	(Restated)	(Restated)
Total segment contribution margin	$51,549	$58,280
General and administrative	(11,346)	(13,197)
Funding of affiliated dot.com company operations	(38,079)	—
Depreciation and amortization	(16,648)	(17,099)
Interest expense	(12,674)	(14,674)
Other income (expense), net	1,042	(938)

Consolidated income (loss) before taxes and minority interests	$(26,156)	$12,372

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

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES
Condensed consolidating balance sheets
As of March 31, 2002
(in thousands — unaudited)
As Restated

	Communications	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$5,195	$—	$10,987	$—	$16,182
Accounts receivable, net	22,935	(1,973)	2,289	—	23,251
Prepaid expenses	4,721	1,979	2,407	—	9,107
Intercompany receivable (payable)	(152,848)	158,970	(6,122)	—	—
Other	1,357	181	59	—	1,597

Total current assets	(118,640)	159,157	9,620	—	50,137
Noncurrent assets:
Property, plant and equipment, net	22,536	932	1,055	—	24,523
Intangible and other assets, net	482,322	333,152	78,178	—	893,652
Investments in subsidiaries	533,131	—	—	(533,131)	—

	$919,349	$493,241	$88,853	$(533,131)	$968,312

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$17,000	$—	$—	$—	$17,000
Accounts payable	18,898	3,365	4,690	—	26,953
Deferred revenue	19,230	2,352	2,377	—	23,959
Accrued liabilities	16,893	6,232	3,387	—	26,512

Total current liabilities	72,021	11,949	10,454	—	94,424
Long term debt, net of current maturities	549,550	—	—	—	549,550
Deferred income taxes and other long-term liabilities	(15,117)	28,269	357	—	13,509
Due to parent	2,365	—	—	—	2,365
Minority interests	14,303	—	316	—	14,619
Stockholder's equity:
Common stock	10	3	474	(477)	10
Capital in excess of par value	387,367	438,117	87,837	(525,954)	387,367
Accumulated deficit	(89,277)	14,903	(8,203)	(6,700)	(89,277)
Accumulated other comprehensive income	(1,873)	—	(2,382)	—	(4,255)

Total stockholder's equity	296,227	453,023	77,726	(533,131)	293,845

	$919,349	$493,241	$88,853	$(533,131)	$968,312

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES
Condensed consolidating statements of operations
Three months ended March 31, 2002
(in thousands — unaudited)
As Restated

	Communications	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Net revenue	$66,744	$30,048	$12,635	$—	$109,427
Operating expenses:
Cost of production and selling, editorial and circulation	41,275	8,520	8,083	—	57,878
General and administrative	9,431	450	1,465	—	11,346
Funding of affiliated dot.com company operatons	38,079	—	—	—	38,079
Depreciation and amortization	8,661	7,219	768	—	16,648

Total operating expenses	97,446	16,189	10,316	—	123,951

Operating income (loss)	(30,702)	13,859	2,319	—	(14,524)
Other income (expense):
Interest expense, net	(12,537)	—	(137)	—	(12,674)
Other income (expense), net	1,351	—	(309)	—	1,042

Income (loss) before income taxes and minority interests	(41,888)	13,859	1,873	—	(26,156)
Provision (benefit) for income taxes	(10,833)	4,851	1,206	—	(4,776)
Minority interests	(57)	—	(33)	—	(90)
Equity in earnings of subsidiaries	8,885	—	—	(9,642)	—

Net income (loss)	$(21,470)	$9,008	$634	$(9,642)	$(21,470)

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES
Condensed consolidating statements of cash flows
Three months ended March 31, 2002
(in thousands — unaudited)
As Restated

	Communications	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Operating activities:
Net income (loss)	$(21,470)	$9,008	$634	$(9,642)	$(21,470)
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Equity in earnings of subsidiaries	(9,642)	—	—	$9,642	—
Provision for notes and advances due from affiliate	37,192	—	—	—	37,192
Unrealized (gain) loss on derivative financial instruments	(905)	—	—	—	(905)
Depreciation and amortization	8,661	7,219	768	—	16,648
Non-cash Items	(5,011)	—	—	—	(5,011)
Loss on sales of assets and other	57	—	33	—	90
Change in working capital items items	(21,475)	(16,213)	665	—	(37,023)

Net cash provided by operating activities	(12,593)	14	2,100	—	(10,479)

Investing activities:
Additions to property, plant and equipment	(1,146)	(14)	(129)	—	(1,289)
Acquisitions of publications and trade shows, net of cash acquired	(9,589)	—	(2,155)	—	(11,744)
Proceeds from sale of assets and other	8	—	—	—	8

Net cash provided used in investing activities	(10,727)	(14)	(2,284)	—	(13,025)

Financing activities:
Payments of long-term debt, net	(3,450)	—	—	—	(3,450)
Deferred financing costs	(1,755)	—	—	—	(1,755)

Net cash provided by (used in) financing activities	(5,205)	—	—	—	(5,205)
Effect of exchange rate changes on cash	(186)	—	441	—	255

Net increase (decrease) in cash and cash equivalents	(28,711)	—	257	—	(28,454)
Cash and cash equivalents, beginning of year	33,906	—	10,730	—	44,636

Cash and cash equivalents, end of year	$5,195	$—	$10,987	$—	$16,182

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES
Condensed consolidating balance sheets
As of December 31, 2001
(in thousands — )

	Communications	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$33,906	$—	$10,730	$—	$44,636
Accounts receivable, net	20,049	63	2,779	—	22,891
Prepaid expenses	6,202	2,511	2,689	—	11,402
Intercompany receivable (payable)	(148,162)	153,827	(5,665)	—	—
Other	(2,483)	171	3,960	—	1,648

Total current assets	(90,488)	156,572	14,493	—	80,577
Noncurent assets:
Property, plant and equipment, net	23,299	1,042	1,115	—	25,456
Intangible and other assets, net	477,175	340,246	77,325	—	894,746
Investments in subsidiaries	523,878	—	—	(523,878)	—

	$933,864	$497,860	$92,933	$(523,878)	$1,000,779

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current maturities of long-term debt	$16,200	$—	$—	$—	$16,200
Accounts payable	20,883	2,609	6,302	—	29,794
Deferred revenue	25,750	21,657	6,642	—	54,049
Accrued liabilities	24,147	6,161	1,288	—	31,596

Total current liabilities	86,980	30,427	14,232	—	131,639
Long term debt, net of current maturities	553,800	—	—	—	553,800
Deferred income taxes and other Long-term liabilities	(3,184)	23,418	448	—	20,682
Due to parent	3,662	—	—	—	3,662
Minority interest	14,412	—	198	—	14,610
Shareholder's equity:
Common stock	10	3	475	(478)	10
Capital in excess of par value	350,175	438,117	88,226	(526,343)	350,175
Accumulated deficit	(67,807)	5,895	(8,838)	2,943	(67,807)
Accum other comprehensive income	(4,184)	—	(1,808)		(5,992)

Total shareholder's equity	278,194	444,015	78,055	(523,878)	276,386

	$933,864	$497,860	$92,933	$(523,878)	$1,000,779

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES
Condensed consolidating statements of operations
Three months ended March 31, 2001
(in thousands — unaudited)
As Restated

	Communications	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Net revenue	$77,242	$34,005	$17,400	$—	$128,647
Operating expenses:
Cost of production and selling, editorial and circulation	48,324	9,249	12,794	—	70,367
General and administrative	11,193	274	1,730	—	13,197
Depreciation and amortization	14,851	936	1,312	—	17,099

Total operating expenses	74,368	10,459	15,836	—	100,663
Operating income (loss)	2,874	23,546	1,564	—	27,984
Other income (expense):
Interest expense, net	(14,388)	—	(286)	—	(14,674)
Other income (expense), net	(985)	—	47	—	(938)

Income (loss) before income taxes and minority interests	(12,499)	23,546	1,325	—	12,372
Provision (benefit) for income taxes	(2,284)	8,918	1,533	—	8,167
Minority interests	(134)	—	—	—	(134)
Equity in (loss) of subsidiaries	14,420	—	—	(14,420)	—

Income (loss) before extraordinary item and accounting change	4,071	14,628	(208)	(14,420)	4,071
Extraordinary item	(2,556)	—	—	—	(2,556)
Cumulative effect of accounting change	(552)	—	—	—	(552)

Net income (loss)	$963	$14,628	$(208)	$(14,420)	$963

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES
Condensed consolidating statements of cash flows
Three months ended March 31, 2001
(in thousands — unaudited)
As Restated

	Communications	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Operating activities::
Net income (loss)	$963	$14,628	$(208)	$14,420	$963
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Equity in earnings of subsidiaries	(14,420)	—	—	(14,420)	—
Extraordinary item-early extinguishment of debt	2,556	—	—	—	2,556
Unrealized (gain) loss on derivative financial instruments	1,984	—	—	—	1,984
Depreciation and amortization	14,851	936	1,312	—	17,099
Non-cash Items	536	—	—	—	536
Loss on sales of assets and other	159	—	—	—	159
Change in working capital items	(929)	(15,474)	185	—	(16,218)

Net cash provided by operating activities	5,700	90	1,289	—	7,079

Investing activities:
Additions to property, plant and equipment	(1,437)	(90)	(111)	—	(1,638)
Acquisitions of publications and trade shows, net of proceeds	(4,298)	—	514	—	(3,784)
Increase in advances and notes due from affiliate	(7,524)	—	—	—	(7,524)
Proceeds from sale of assets and	17	—	—	—	17

Net cash used in investing activities	(13,242)	(90)	403	—	(12,929)

Financing activities:
Net proceeds from revolving credit facility	15,000	—	—	—	15,000
Borrowings of long-term debt	160,000	—	—	—	160,000
Payments of long-term debt	(195,000)	—	—	—	(195,000)
Long-term debt financing costs	(7,606)	—	—	—	(7,606)
Proceeds from capital contributions	34,775	—	—	—	34,775

Net cash provided by (used in) financing activities	7,169	—	—	—	7,169
Effect of exchange rate changes on cash	—	—	276	—	276
Net increase (decrease) in cash and cash equivalents	(373)	—	1,968	—	1,595
Cash and cash equivalents, beginning of year	10,736	1	6,938	—	17,675

Cash and cash equivalents, end of year	$10,363	$1	$8,906	$—	$19,270

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

        This quarterly report on Form 10-Q/A contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned not to place undue reliance on these forward-looking statements, including statements about plans and objectives of management and market growth and opportunity. These forward-looking statements are neither promises or guarantees and involve risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements. You should not expect that these forward-looking statements will be updated or supplemented as a result of changing circumstances or otherwise, and we disavow and disclaim any obligation to do so. Important cautionary statements and risk factors that would affect actual results are discussed in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission, including those under the caption entitled "Certain Factors Which May Affect Future Results" in the Company's annual report on Form 10-K/A filed with the Securities and Exchange Commission on November 25, 2002.

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

    On January 1, 2002, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142) became effective for the Company and as a result, the Company will cease to amortize approximately $653.8 million of goodwill. We had recorded approximately $24.9 million of amortization on these amounts during 2001. In lieu of amortization, The Company is required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. The Company expects to complete the initial review during the second quarter of 2002. The Company has not completed its initial impairment review and has not yet determined the impact of adopting the impairment review provisions of SFAS No. 142.

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

        In addition, we have determined that the method of amortization of certain intangible assets acquired in the acquisition of our company consisting of intangible assets related to trade exhibitor lists and advertiser lists, should reflect the pattern in which the economic benefit would be realized. Accordingly, at the completion of the allocation period and as a result of the finalization of a valuation of intangible assets, beginning in the second quarter of 2001, amortization of the affected intangible assets which was recognized on a straight-line basis in 2001 and an accelerated basis in 2002 was adjusted to reflect accelerated methods which correspond to the Company's projections of future cash flows directly related to these intangible assets.

        While the adjustments to previously reported financial statements increase our net loss for three months ended March 31, 2002 and reduce our net income for the three months ended March 31, 2001, these adjustments have no impact on net revenue or cash flows for any period, do not impact measurements of EBITDA (defined below) and have no impact on the financial ratio covenants in our debt instruments. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for a summary of the restatement of certain previously issued financial information relating to goodwill and intangible assets.

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

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
In thousands	Restated	Restated
Net revenue:
Trade shows and conferences	$76,465	$89,564
Publications	28,674	34,640
Marketing services and other	4,288	4,443

Total net revenues	109,427	128,647
Cost or production and selling:
Trade shows and conferences	33,720	41,359
Publications	22,933	27,416
Marketing services and other	1,225	1,592

Total cost of production and selling	57,878	70,367
Funding of affiliated dot.com company operations	38,079	—
General and administrative expenses	11,346	13,197
Depreciation and amortization	16,648	17,099

Operating income (loss)	(14,524)	27,984
Other income (expense):
Interest expense, net	(12,674)	(14,674)
Other income (expense)	1,042	(938)
Provision (benefit) for income taxes	(4,776)	8,167
Minority interests	(90)	(134)

Income (loss) before extraordinary item and accounting change	$(21,470)	$4,071

EBITDA	$2,023	$44,802
Provision for notes and advances from affiliated dot.com company	37,192	—

Adjusted EBITDA	$39,215	$44,802

Results of Operations

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

Revenue

        Total revenue decreased $19.2 million, or 14.9%, to $109.4 million in the first quarter of 2002 from $128.6 million for the first quarter of 2001.

        Revenue from trade shows and conferences decreased $13.1 million, or 14.6%, to $76.5 million for the first quarter of 2002 from $89.6 million in the first quarter of 2001. This decrease was primarily attributable to a decline in certain of our trade shows, a shift in the timing of when events take place and the cancellation of an event in our technology market, partially offset by the acquisition of AIIM International Exposition and Conference. The downturn in the U.S. economy continued to impact revenue in our trade shows as did the residual effect from the events of September 11th by adding to our customers' concern over its ongoing impact on their marketing efforts. Revenue for the quarter was also impacted by a net shift in the timing of five trade shows, three of which were held in the first quarter of 2001, but moved to the second quarter of 2002, another event was held in the first quarter of 2001 but the 2002 event was held in December 2001, while the remaining trade show was held in the second quarter of 2001, but moved to the first quarter of 2002. Adjusting first quarter 2001 results for all such movements, first quarter 2002 trade show revenue decreased by $6.2 million, or 7.5%.

        Revenue from publications and marketing services decreased $6.1million, or 15.7%, to $33.0 million for the first quarter of 2002 from $39.1 million in 2001. This decrease was attributable to the overall slowdown in the economy and the resulting reduction in marketing spending by our customers as they adjust to slowing growth in their respective industry sectors. The decline was heavily weighted to our travel and technology markets, which together decreased approximately 37.1% while the balance of our portfolio declined approximately 6.8%. Advertising pages decreased approximately 11.5% across our portfolio while advertising revenue per page decreased approximately 6.7% in the first quarter of 2002. The economic outlook in the publishing sector continues to be challenging, and forward visibility on our advertising revenue and pages is limited, due to the concerns of our customers related to the overall business environment. We also cancelled publication of certain magazines published in 2001. These declines were offset by revenue from our acquisitions of Motor Age, Auto Body Repair News and Centre d'Appels magazines in 2001.

Cost of Production and Selling

        Cost of production and selling expenses decreased $12.5 million, or 17.8%, to $57.9 million for the first quarter of 2002 from $70.4 million for the comparable period of 2001.

        Expenses of trade shows and conferences decreased $7.7 million, or 18.5%, to $33.7 million for the first quarter of 2002 from $41.4 million in 2001. This decrease was primarily due to cost savings associated with continuing and cancelled events and costs associated with the movement of events between quarters, partially offset by new costs related to our acquisition of the AIIM International Exposition and Conference. Adjusting first quarter 2001 results for movements of events between quarters, trade show and conference expenses in 2002 decreased by $4.6 million, or 11.9%.

        Expenses of publication and marketing services decreased $4.8 million, or 16.7%, to $24.2 million in the first quarter of 2002 from $29.0 million in the first quarter of 2001. This decrease was due primarily to savings attributable to our ongoing cost reduction programs and cancelled publications, partially offset by additional cost attributable to our acquisitions of Motor Age, Auto Body Repair News and Centre d'Appelsmagazines in 2001.

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

Depreciation and Amortization

        Depreciation and amortization expense decreased $0.5 million to $16.6 million in the first quarter of 2002 from $17.1 million in the first quarter of 2001 primarily due to the adoption in January 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets." Upon adoption we discontinued the amortization of goodwill. In the second quarter of 2001 we also began amortizing certain intangible assets on an accelerated declining balance method of amortization, resulting in less amortization in 2002. This decrease was partially offset by the amortization of additional intangible assets. As part of our purchase price allocation related to the Acquisition, approximately $139.2 million of intangible assets were reclassified from goodwill to other intangibles subsequent to the first quarter of 2001.

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

Provision (Benefit) for Income Taxes

        The provision for income taxes decreased $12.9 million to $(4.8) million in the first quarter of 2002 from $8.2 million in the first quarter of 2001. The Company's effective tax rate of 66.7% in fiscal 2001 was impacted by non-deductible goodwill amortization. The tax rate of 18.2% in fiscal 2002 is impacted by the limitation of tax benefits on reported losses to the extent of reversing existing deferred tax liabilities. After utilization of all deferred tax liabilities, a full valuation allowance against all potential deferred tax assets will be provided due to the Company's report losses before tax since the acquisition.

Adjusted EBITDA

        Adjusted EBITDA decreased $5.6 million, or 12.5%, to $39.2 million in the first quarter of 2002 from $44.8 million in the first quarter of 2001. The decrease was primarily due to a general economic downturn in our trade show and publishing segments, the $0.9 million charge related to our first quarter 2002 funding of Advanstar.com and the effect of a net shift in the timing of five trade shows, offset by reductions in general and administrative expense. Adjusting first quarter 2001 for the movement of trade shows from one quarter to another, Adjusted EBITDA in the first quarter of 2002 decreased by $1.7 million, or 4.2%, from the first quarter of 2001.

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

ADVANSTAR COMMUNICATIONS INC.
December 6, 2002	/s/ DAVID W. MONTGOMERY David W. Montgomery Vice President-Finance, Secretary and Chief Financial Officer

CERTIFICATION

I, Robert L. Krakoff, certify that:

(1)
I have reviewed this quarterly report on Form 10-Q/A of Advanstar Communications Inc.;

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

By:	/s/ ROBERT L. KRAKOFF Robert L. Krakoff Chief Executive Officer
Date: December 6, 2002

CERTIFICATION

I, David W. Montgomery, certify that:

(1)
I have reviewed this quarterly report on Form 10-Q/A of Advanstar Communications Inc.;

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

By:	/s/ DAVID W. MONTGOMERY David W. Montgomery Chief Financial Officer
Date: December 6, 2002

Exhibit Index

Exhibit No.	Document
99.1	CEO's Certificate Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
99.2	CFO's Certificate Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Explanatory Note
ADVANSTAR COMMUNICATIONS INC. CONDENSED CONSOLIDATED BALANCE SHEETS
ADVANSTAR COMMUNICATIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
ADVANSTAR COMMUNICATIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES Condensed consolidating balance sheets
ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES Condensed consolidating statements of operations
ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES Condensed consolidating statements of cash flows
ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES Condensed consolidating balance sheets
ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES Condensed consolidating statements of operations
ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES Condensed consolidating statements of cash flows
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Qualitative and Quantitative Disclosure about Market Risk
  PART II Other Information
  Item 4. Submissions of Matters to a Vote of Security Holders.
  Item 6. Exhibits and Reports on Form 8-K
  Item 6(a). Exhibits
  Item 6(b). Reports on Form 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION
Exhibit Index