Form 10-Q/A
period 2002-06-30
ADVANSTAR COMMUNICATIONS INC
filed 2002-12-06
CIK 1062771

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

Explanatory Note

        The principal purpose of this Amendment is to reflect the restatement of our unaudited financial statements for the fiscal quarter ended June 30, 2002 and the restatement adjustments described under "Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations" and in the notes to our consolidated unaudited financial statements below. We are amending and restating only those items in our Form 10-Q that are affected by the restatement adjustments. This Amendment No. 1 to Quarterly Report on Form 10-Q/A does not reflect events occurring after the August 14, 2002 filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 or modify or update the disclosures set forth in that Quarterly Report on Form 10-Q in any way, except as required to reflect the effects of the re-audit of our financial statements for the fiscal year ended December 31, 2001 and restatements identified above. The remaining Items are not amended hereby, but are included for the convenience of the reader.

PART I Financial Information

Item 1. Financial Statements:

ADVANSTAR COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2002	December 31, 2001
	(Unaudited) (Restated)
ASSETS
Current Assets
Cash and cash equivalents	$11,829	$44,636
Accounts receivable, net	27,434	22,891
Prepaid expenses	8,018	11,402
Other	1,375	1,648

Total current assets	48,656	80,577
Property, plant and equipment, net	24,209	25,456
Intangible and other assets
Goodwill, net	728,133	719,386
Intangibles and other, net	153,636	175,360

Total intangible and other assets	881,769	894,746

Total assets	$954,634	$1,000,779

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Current maturities of long-term debt	$17,000	$16,200
Accounts payable	22,500	29,794
Accrued liabilities	26,534	31,596
Deferred revenue	39,583	54,049

Total current liabilities	105,617	131,639
Long-term debt, net of current maturities	540,300	553,800
Deferred income taxes	6,643	16,157
Other long-term liabilities	3,682	4,525
Due to Parent	5,474	3,662
Minority interests	15,660	14,610
Commitments and contingencies
Stockholder's equity
Common stock, $.01 par value; 40,000,000 shares authorized; 1,000,000 shares issued and outstanding at June 30, 2002 and December 31, 2001	10	10
Capital in excess of par	387,367	350,175
Accumulated deficit	(104,056)	(67,807)
Accumulated other comprehensive loss	(6,063)	(5,992)

Total stockholder's equity	277,258	276,386

Total liabilities and stockholder's equity	$954,634	$1,000,779

See notes to condensed consolidated financial statements.

ADVANSTAR COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands—Unaudited)

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001
	(Restated)	(Restated)
Net revenue	$63,293	$75,481

Operating expenses:
Costs of production	12,700	15,801
Selling, editorial and circulation	27,837	38,327
Funding of affiliated dot.com company operations (see Note 8)	637	—
General and administrative	10,739	11,262
Depreciation and amortization	16,829	25,420

Total operating expenses	68,742	90,810

Operating loss	(5,449)	(15,329)
Other income (expense):
Interest expense, net	(13,252)	(13,518)
Other income (expense), net	1,216	2,398

Loss before income taxes and minority interests	(17,485)	(26,449)
Provision (benefit) for income taxes	(3,296)	(10,852)
Minority interests	(590)	(614)

Net loss	$(14,779)	$(16,211)

See notes to condensed consolidated financial statements.

ADVANSTAR COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands—Unaudited)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
	(Restated)	(Restated)
Net revenue	$172,720	$204,128

Operating expenses:
Costs of production	35,890	41,402
Selling, editorial and circulation	62,525	83,093
Funding of affiliated dot.com company operations (see Note 8)	38,716	—
General and administrative	22,085	24,459
Depreciation and amortization	33,477	42,519

Total operating expenses	192,693	191,473

Operating income (loss)	(19,973)	12,655
Other income (expense):
Interest expense, net	(25,926)	(28,192)
Other income (expense), net	2,258	1,460

Loss before income taxes and minority interests	(43,641)	(14,077)
Provision (benefit) for income taxes	(8,072)	(2,685)
Minority interests	(680)	(748)

Loss before extraordinary item and accounting change	(36,249)	(12,140)
Extraordinary item, net of tax	—	(2,556)
Cumulative effect of accounting change, net of tax	—	(552)

Net loss	$(36,249)	$(15,248)

See notes to condensed consolidated financial statements.

ADVANSTAR COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands—Unaudited)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
	(Restated)	(Restated)
Operating Activities
Net loss	$(36,249)	$(15,248)
Adjustments to reconcile net loss to net cash provided by operating activities, excluding effects of acquisitions:
Provision for notes and advances from affiliated dot.com company (see Note 8)	37,192	—
Deferred income taxes	(9,514)	(6,444)
Extraordinary item—early extinguishment of debt, net of taxes	—	2,556
Unrealized (gain) loss on derivative financial instruments	(827)	(881)
Depreciation and amortization	33,477	42,519
Non-cash interest	1,325	1,110
Loss on sales of assets and other	675	781
Changes in operating assets and liabilities	(26,257)	(13,910)

Net cash provided by (used in) operating activities	(178)	10,483

Investing Activities
Additions to property, plant and equipment	(3,190)	(4,950)
Acquisition of publications and trade shows, net of cash acquired	(13,279)	(9,214)
Increase in advances and notes due from affiliates	—	(12,535)
Proceeds from sale of assets and other	11	18

Net cash used in investing activities	(16,458)	(26,681)

Financing Activities
Net proceeds from (payments on) revolving credit facility	(5,000)	22,000
Borrowings of long-term debt	—	160,000
Payments of long-term debt	(7,700)	(195,000)
Long-term debt financing costs	(1,785)	(9,001)
Dividends paid to minority interest holders	(503)	—
Proceeds from capital contributions	—	34,775

Net cash provided by (used in) financing activities	(14,988)	12,774
Effect of exchange rate changes on cash and cash equivalents	(1,183)	210
Net decrease in cash and cash equivalents	(32,807)	(3,214)
Cash and cash equivalents, beginning of period	44,636	17,675

Cash and cash equivalents, end of period	$11,829	$14,461

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

2. Restatement of Financial Information Relating to Intangible Assets

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

        A summary of the restatement of previously issued financial information is as follows:

(in thousands)	As Previously Reported	As Restated
Balance sheet at June 30, 2002
Intangible and other assets, net of accumulated amortization	$180,215	$153,636
Deferred income tax liability	14,171	6,643
Minority interests	15,688	15,660
Accumulated deficit	(76,232)	(104,056)
Accumulated other comprehensive loss	(6,559)	(6,063)
Total stockholder's equity	304,586	277,258
Statement of Operations
Three Months Ended June 30, 2002
Depreciation and amortization	17,035	16,829
Operating income (loss)	(5,655)	(5,449)
Loss before income taxes and minority interests	(17,691)	(17,485)
Provision (benefit) for income taxes	(8,030)	(3,296)
Minority interests	(589)	(590)
Net loss	(10,250)	(14,779)
Statement of Operations
Six Months Ended June 30, 2002
Depreciation and amortization	34,470	33,477
Operating income (loss)	(20,966)	(19,973)
Loss before income taxes and minority interests	(44,634)	(43,641)
Provision (benefit) for income taxes	(18,624)	(8,072)
Minority interests	(677)	(680)
Net loss	(26,687)	(36,249)
Statement of Operations
Three Months Ended June 30, 2001
Depreciation and amortization	15,393	25,420
Operating income (loss)	(5,302)	(15,329)
Loss before income taxes and minority interests	(16,332)	(26,449)
Provision (benefit) for income taxes	(4,192)	(10,852)
Minority interests	(632)	(614)
Net loss	(12,772)	(16,211)
Statement of Operations
Six Months Ended June 30, 2001
Depreciation and amortization	32,492	42,519
Operating income (loss)	22,682	12,655
Loss before income taxes and minority interests	(3,960)	(14,077)
Provision (benefit) for income taxes	3,975	(2,685)
Minority interests	(766)	(748)
Loss before extraordinary item and accounting change	(8,701)	(12,140)
Net loss	(11,809)	(15,248)

        The adjustments to previously reported financial statements have no impact on net revenue or cash flows for any period, do not impact measurements of earnings before taxes, depreciation, amortization and taxes and have no impact on the Company's financial ratio covenants in its debt instruments.

        In addition, during 2001 the Company made a reclassification of $1.8 million out of goodwill into other intangible assets related to an adjustment to the purchase price allocation.

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

        Upon adoption of SFAS No. 142, the Company discontinued the amortization of goodwill. The following table represents a reconciliation of income before extraordinary item and accounting change and net income adjusted for the exclusion of goodwill amortization, net of tax (in thousands):

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
	(Restated)	(Restated)	(Restated)	(Restated)
Reported income (loss) before extraordinary item and accounting change	$(14,779)	$(16,211)	$(36,249)	$(12,140)
Add: goodwill amortization, net of tax	—	5,685	—	11,370

Adjusted income (loss) before extraordinary item and accounting change	$(14,779)	$(10,526)	$(36,249)	$(770)

Reported net (loss) income	$(14,779)	$(16,211)	$(36,249)	$(15,248)
Add: goodwill amortization, net of tax	—	5,685	—	11,370

Adjusted net income (loss)	$(14,779)	$(10,526)	$(36,249)	$(3,878)

        The changes in the carrying amount of goodwill for the six months ended June 30, 2002, by operating segment, are as follows (in thousands):

	Trade Shows and Conferences	Trade Publications	Marketing Services	Totals
Balance as of December 31, 2001	$557,109	$131,932	$30,345	$719,386
Acquisitions and adjustment to preliminary purchase price allocations	9,070	(65)	(258)	8,747

Balance as of June 30, 2002	$566,179	$131,867	$30,087	$728,133

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

        Trade exhibitor and advertiser lists are amortized on an accelerated basis over six and five years, respectively, while other intangible assets are amortized on a straight-line basis over three to 10 years and consist of the following as of June 30, 2002 and December 31, 2001 (in thousands):

	June 30, 2002	December 31, 2001
	(Restated)
Trade exhibitor lists	$163,387	$160,318
Advertiser lists	34,890	33,302
Subscriber lists	23,181	22,339
Other intangible assets	4,540	3,529
Other assets	22,367	20,582

	248,365	240,070
Accumulated amortization	(94,729)	(64,710)

Total intangible and other assets, net	$153,636	$175,360

        Estimated amortization expense of identified intangible assets for the next five years are as follows (in thousands):

2002	$60,657
2003	41,984
2004	25,283
2005	17,394
2006	12,203

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

        The Company's adoption of FAS 133 on January 1, 2001 resulted in a reduction in income of approximately $0.6 million, net of tax.

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

Accumulated Other Comprehensive Income (Loss)

        The following table summarizes the effects of FAS 133 on the Company's accumulated other comprehensive income as of June 30, 2002 (in thousands):

	Interest Rate Collar Agreements	Foreign Exchange Contracts	Total
	(Restated)	(Restated)	(Restated)
Accumulated other comprehensive income (loss) balance at December 31, 2001	$(4,189)	$5	$(4,184)
Unwound from accumulated other comprehensive Income (loss) during the period	2,399	(5)	2,394
Mark to market of hedge contracts	(1,373)	—	(1,373)

Accumulated other comprehensive income (loss) balance at June 30, 2002	$(3,163)	$—	$(3,163)

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

Statement of Operations

        The following tables summarize the effects of FAS 133 on the Company's statement of operations for the three and six month periods ended June 30, 2002 and 2001 (in thousands):

	Interest Rate Collar Agreements	Foreign Exchange Contracts	Total
Three months ended June 30, 2002
Other income (expense)	$172	$(238)	$(66)

Total statement of operations impact before taxes	$172	$(238)	$(66)

Three months ended June 30, 2001
Other income (expense)	$1,846	$147	$1,993

Total statement of operations impact before taxes	$1,846	$147	$1,993

	Interest Rate Collar Agreements	Foreign Exchange Contracts	Total
Six months ended June 30, 2002
Other income (expense)	$288	$538	$826

Total statement of operations impact before taxes	$288	$538	$826

Six months ended June 30, 2001
Other income (expense)	$251	$630	$881

Total statement of operations impact before taxes	$251	$630	$881

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

Senior Subordinated Notes

        On January 9, 2001, in connection with the acquisition of the Company's parent, Advanstar, Inc., in October 2000, the 9.25 percent senior subordinated notes due in 2008 (the Notes) were tendered at an offer price in cash equal to 101 percent of the aggregate principal amount, plus accrued interest. The Company financed the repurchase of the Notes with bridge financing. The premium paid on the tender of the Notes of approximately $1.0 million, net of related tax benefits, is reflected as an extraordinary item in the accompanying restated 2001 condensed consolidated statement of operations.

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

        Long-term debt consists of the following (in thousands):

	June 30, 2002	December 31, 2001
Term loan A, interest at LIBOR plus 3.25%; 5.09% at June 30, 2002, due quarterly through April 11, 2007	$82,500	$89,200
Term loan B, interest at LIBOR plus 4.00%; 5.84% June 30, 2002, due quarterly through October 11, 2008	280,800	280,800
Revolving credit loan, interest at LIBOR plus 3.25%; 5.12% at June 30, 2002, due April 11, 2007	29,000	34,000
Senior subordinated notes at 12.00%, due 2011	160,000	160,000
Acquisition note payable, interest at 5.50%, due monthly through 2004	5,000	6,000

	557,300	570,000
Less—Current maturities	(17,000)	(16,200)

	$540,300	$553,800

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

6. Comprehensive Income

        The tables below present comprehensive loss, defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders (in thousands):

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001
	(Restated)	(Restated)
Net loss	$(14,779)	$(16,211)
Change in cumulative translation adjustment	(518)	(1,018)
Change in unrealized losses on derivative financial Instruments	(1,290)	(1,976)

Comprehensive loss	$(16,587)	$(19,205)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
	(Restated)	(Restated)
Net loss	$(36,249)	$(15,248)
Change in cumulative translation adjustment	(1,092)	(3,168)
Change in unrealized losses on derivative financial Instruments	1,021	(2,549)

Comprehensive loss	$(36,320)	$(20,965)

7. Segment Information

	Trade Shows and Conferences	Trade Publications	Marketing Services	Corporate and Other	Totals
	(In thousands)
Three months ended June 30, 2002 (Restated—See Note 2)
Revenues	$21,934	$37,049	$4,095	$215	$63,293
Contribution margin	8,042	12,694	1,979	41	22,756
Segment assets	678,990	185,384	31,936	58,324	954,634
Three months ended June 30, 2001 (Restated—See Note 2)
Revenues	$30,110	$40,733	$4,476	$162	$75,481
Contribution margin	7,104	12,116	2,525	(392)	21,353
Segment assets	666,858	200,333	30,599	104,144	1,001,934
	Trade Shows and Conferences	Trade Publications	Marketing Services	Corporate and Other	Totals
	(In thousands)
Six months ended June 30, 2002
Revenues	$98,399	$65,723	$7,671	$927	$172,720
Contribution margin	50,787	18,435	3,568	1,515	74,305
Segment assets	678,990	185,384	31,936	58,324	954,634
Six months ended June 30, 2001 (Restated—See Note 2)
Revenues	$119,674	$75,373	$8,646	$435	$204,128
Contribution margin	55,309	19,340	4,381	603	79,633
Segment assets	666,858	200,333	30,599	104,144	1,001,934

        Contribution margin is defined as net revenue less cost of production and selling, editorial and circulation costs.

        The reconciliation of total segment contribution margin to consolidated pre-tax income (loss) is as follows (in thousands):

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001
	(Restated)	(Restated)
Total segment Contribution margin	$22,756	$21,353
General and administrative	(10,739)	(11,262)
Funding of dot.com affiliated company operations	(637)	—
Depreciation and amortization	(16,829)	(25,420)
Interest expense	(13,252)	(13,518)
Other income (expense), net	1,216	2,398

Consolidated income (loss) before taxes and minority interests	$(17,485)	$(26,449)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
	(Restated)	(Restated)
Total segment contribution margin	$74,305	$79,633
General and administrative	(22,085)	(24,459)
Funding of dot.com affiliated company operations	(38,716)	—
Depreciation and amortization	(33,477)	(42,519)
Interest expense	(25,926)	(28,192)
Other income (expense), net	2,258	1,460

Consolidated income (loss) before taxes and minority interests	$(43,641)	$(14,077)

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

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES
Condensed consolidating balance sheets
As of June 30, 2002
(in thousands—unaudited)
As Restated

	Communications	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$3,231	$—	$8,598	$—	$11,829
Accounts receivable, net	24,056	54	3,324	—	27,434
Prepaid expenses	3,597	2,529	1,892	—	8,018
Intercompany receivable (payable)	(202,338)	171,068	31,270	—	—
Other	1,146	181	48	—	1,375

Total current assets	(170,308)	173,832	45,132	—	48,656
Noncurrent assets:
Property, plant and equipment, net	22,166	897	1,146	—	24,209
Intangible and other assets, net	477,219	326,057	78,493	—	881,769
Investments in subsidiaries	563,734	—	—	(563,734)	—

	$892,811	$500,786	$124,771	$(563,734)	$954,634

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$17,000	$—	$—	$—	$17,000
Accounts payable	15,550	1,581	5,369	—	22,500
Deferred revenue	15,594	19,578	4,411	—	39,583
Accrued liabilities	19,679	6,068	787	—	26,534

Total current liabilities	67,823	27,227	10,567	—	105,617
Long term debt, net of current maturities	540,300	—	—	—	540,300
Deferred income taxes and other long-term liabilities	(15,529)	25,562	292	—	10,325
Due to parent	5,474	—	—	—	5,474
Minority interests	14,587	—	1,073	—	15,660
Stockholder's equity:
Common stock	10	3	483	(486)	10
Capital in excess of par value	387,367	438,117	123,434	(561,551)	387,367
Accumulated deficit	(104,056)	9,877	(8,180)	(1,697)	(104,056)
Accumulted other comprehensive income	(3,165)	—	(2,898)	—	(6,063)

Total stockholder's equity	280,156	447,997	112,839	(563,734)	277,258

	$892,811	$500,786	$124,771	$(563,734)	$954,634

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES
Condensed consolidating statements of operations
Three months ended June 31, 2002
(in thousands—unaudited)
As Restated

	Communications	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated total
Net revenue	$53,445	$1,767	$8,081	$—	$63,293
Operating expenses:
Cost of production and selling, editorial and circulation	32,931	1,890	5,716	—	40,537
General and administrative	9,244	388	1,107	—	10,739
Funding of affiliated dot.com company operations	637	—	—	—	637
Depreciation and amortization	8,644	7,222	963	—	16,829

Total operating expenses	51,456	9,500	7,786	—	68,742

Operating income (loss)	1,989	(7,733)	295	—	(5,449)
Other income (expense):
Interest expense, net	(12,878)	—	(374)	—	(13,252)
Other income (expense), net	(80)	—	1,296	—	1,216

Income (loss) before income taxes and minority interests	(10,969)	(7,733)	1,217	—	(17,485)
Provision (benefit) for income taxes	(1,114)	(2,707)	525	—	(3,296)
Minority interests	78	—	(668)	—	(590)
Equity in earnings of subsidiaries	(5,002)	—	—	5,002	—

Net income (loss)	$(14,779)	$(5,026)	$24	$5,002	$(14,779)

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES
Condensed consolidating statements of operations
Six months ended June 31, 2002
(in thousands—unaudited)
As Restated

	Communications	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated total
Net revenue	$120,189	$31,815	$20,716	$—	$172,720
Operating expenses:
Cost of production and selling, editorial and circulation	74,206	10,410	13,799	—	98,415
General and administrative	18,675	838	2,572	—	22,085
Funding of affiliated dot.com company operations	38,716	—	—	—	38,716
Depreciation and amortization	17,305	14,441	1,731	—	33,477

Total operating expenses	148,902	25,689	18,102	—	192,693

Operating income (loss)	(28,713)	6,126	2,614	—	(19,973)
Other income (expense):
Interest expense, net	(25,415)	—	(511)	—	(25,926)
Other income (expense), net	1,271	—	987	—	2,258

Income (loss) before income taxes and minority interests	(52,857)	6,126	3,090	—	(43,641)
Provision (benefit) for income taxes	(11,947)	2,144	1,731	—	(8,072)
Minority interests	21	—	(701)	—	(680)
Equity in earnings of subsidiaries	3,723	—	—	(4,640)	—

Net income (loss)	$(36,249)	$3,982	$658	$(4,640)	$(36,249)

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES
Condensed consolidating statements of cash flows
Six months ended June 30, 2002
(in thousands—unaudited)
As Restated

	Communications	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Operating activities:
Net income (loss)	$(36,249)	$3,982	$658	$(4,640)	$(36,249)
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Provision for notes and advances from affiliated dot.com company	37,192	—	—		37,192
Deferred income taxes	(9,514)	—	—		(9,514)
Equity in earnings of subsidiaries	(4,640)	—	—	4,640	—
Unrealized (gain) loss on derivative financial instruments	(827)	—	—	—	(827)
Depreciation and amortization	17,305	14,441	1,731	—	33,477
Non-cash Items	1,325	—	—	—	1,325
Loss on sales of assets and other	(216)	—	891	—	675
Change in working capital items	(5,989)	(18,318)	(1,950)	—	(26,257)

Net cash provided by operating activities	(1,613)	105	1,330	—	(178)

Investing activities:
Additions to property, plant and equipment	(2,764)	(105)	(321)	—	(3,190)
Acquisitions of publications and trade shows, net of proceeds	(11,824)	—	(1,455)	—	(13,279)
Proceeds from sale of assets and other	11	—	—	—	11

Net cash provided used in investing activities	(14,577)	(105)	(1,776)	—	(16,458)

Financing activities:
Payments of long-term debt, net	(12,700)	—	—	—	(12,700)
Deferred financing costs	(1,785)	—	—	—	(1,785)
Dividends paid to minority interest holders	—	—	(503)	—	(503)

Net cash provided by (used in) financing activities	(14,485)	—	(503)	—	(14,988)
Effect of exchange rate changes on cash	—	—	(1,183)	—	(1,183)

Net increase (derease) in cash and cash equivalaents	(30,675)	—	(2,132)	—	(32,807)
Cash and cash equivalents, beginning of year	33,906	—	10,730	—	44,636

Cash and cash equivalents, end of year	$3,231	$—	$8,598	$—	$11,829

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

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES
Condensed consolidating statements of operations
Three months ended June 30, 2001
(in thousands—unaudited)
As Restated

	Communications	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Net revenue	$65,104	$1,795	$8,582	$—	$75,481
Operating expenses:
Cost of production and selling, editorial and circulation	43,532	2,634	7,962	—	54,128
General and administrative	9,363	289	1,610	—	11,262
Depreciation and amortization	9,913	13,358	2,149	—	25,420

Total operating expenses	62,808	16,281	11,721	—	90,810
Operating income (loss)	2,296	(14,486)	(3,139)	—	(15,329)
Other income (expense):
Interest expense, net	(13,118)	—	(400)	—	(13,518)
Other income (expense), net	1,470	—	928	—	2,398

Income (loss) before income taxes and minority interests	(9,352)	(14,486)	(2,611)	—	(26,449)
Provision (benefit) for income taxes	(4,105)	(7,144)	397	—	(10,852)
Minority interests	198	—	(812)	—	(614)
Equity in (loss) of subsidiaries	(11,162)	—	—	11,162	—

Net income (loss)	$(16,211)	$(7,342)	$(3,820)	$11,162	$(16,211)

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES
Condensed consolidating statements of operations
Six months ended June 30, 2001
(in thousands—unaudited)
As Restated

	Communications	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Net revenue	$142,346	$35,800	$25,982	$—	$204,128
Operating expenses:
Cost of production and selling, editorial and circulation	91,848	11,883	20,764	—	124,495
General and administrative	20,564	563	3,332	—	24,459
Depreciation and amortization	24,764	14,294	3,461	—	42,519

Total operating expenses	137,176	26,740	27,557	—	191,473
Operating income (loss)	5,170	9,060	(1,575)	—	12,655
Other income (expense):
Interest expense, net	(27,506)	—	(686)	—	(28,192)
Other income (expense), net	485	—	975	—	1,460

Income (loss) before income taxes and minority interests	(21,851)	9,060	(1,286)	—	(14,077)
Provision (benefit) for income taxes	(6,389)	1,774	1,930	—	(2,685)
Minority interests	64	—	(812)	—	(748)
Equity in (loss) of subsidiaries	3,258	—	—	(3,258)	—

Income (loss) before extraordinary item and accounting change	(12,140)	7,286	(4,028)	(3,258)	(12,140)
Extraordinary item	(2,556)	—	—	—	(2,556)
Cumulative effect of accounting change	(552)	—	—	—	(552)

Net income (loss)	$(15,248)	$7,286	$(4,028)	$(3,258)	$(15,248)

ADVANSTAR COMMUNICATIONS INC. AMD SUBSIDIARIES
Condensed condolidating statements of cash flows
Six months ended June 30, 2001
(in thousands—unaudited)
As Restated

	Communications	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Total
Operating activities::
Net income (loss)	$(15,248)	$7,286	$(4,028)	$(3,258)	$(15,248)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Equity in earnings of subsidiaries	(3,258)	—	—	$3,258	—
Extraordinary item-early extinguishment of debt	2,556	—	—	—	2,556
Unrealized (gain) loss on derivative financial	(881)	—	—		(881)
Depreciation and amortization	24,764	14,294	3,461	—	42,519
Non-cash Items	(5,334)	—	—	—	(5,334)
Loss on sales of assets and other	(31)	—	812		781
Change in working capital items	4,775	(21,015)	2,330	—	(13,910)

Net cash provided by operating activities	7,343	565	2,575	—	10,483

Investing activities:
Additions to property, plant and equipment	(4,215)	(566)	(169)	—	(4,950)
Acquisitions of publications and trade shows, net of proceeds	(8,388)	—	(826)	—	(9,214)
Increase in advances and notes due from affiliate	(12,535)	—	—	—	(12,535)
Proceeds from sale of assets and other	18	—	—	—	18

Net cash used in investing activities	(25,120)	(566)	(995)	—	(26,681)

Financing activities:
Payments of long-term debt, net	(13,000)	—	—	—	(13,000)
Proceed from capital contributions and other	34,775	—	—	—	34,775
Deferred financing costs	(9,001)	—	—	—	(9,001)

Net cash provided by (used in) financing activities	12,774	—	—	—	12,774
Effect of exchange rate changes on cash	—	—	210	—	210

Net increase (decrease) in cash and cash equivalents	(5,003)	(1)	1,790	—	(3,214)
Cash and cash equivalents, beginning of year	10,736	1	6,938	—	17,675

Cash and cash equivalents, end of year	$5,733	$—	$8,728	$—	$14,461

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

Restatement of Financial Information Relating to Intangible Assets

        We have determined that the method of amortization of certain intangible assets acquired in the acquisition of our company consisting of intangible assets related to trade exhibitor lists and advertiser lists, should reflect the pattern in which the economic benefit would be realized. Accordingly, at the completion of the allocation period and as a result of the finalization of a valuation of intangible assets, amortization of the affected intangible assets which was recognized on a straight-line basis in 2001 and an accelerated basis in 2002 was adjusted to reflect accelerated methods which correspond to our projections of future cash flows directly related to these intangible assets.

        While the adjustments to previously reported financial statements increase our net loss for the three and six months ended June 30, 2002 and 2001, respectively, these adjustments have no impact on net revenue or cash flows for any period, do not impact measurements of EBITDA (defined below) and have no impact on the financial ratio covenants in our debt instruments. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for a summary of the restatement of certain previously issued financial information relating to intangible assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2002	2001	2002	2001
	(Restated)	(Restated)	(Restated)	(Restated)
Net revenue:
Trade shows and conferences	$21,934	$30,110	$98,399	$119,674
Publications	37,049	40,733	65,723	75,373
Marketing services and other	4,310	4,638	8,598	9,081

Total net revenues	63,293	75,481	172,720	204,128
Cost of production and selling:
Trade shows and conferences	13,892	23,006	47,612	64,365
Publications	24,355	28,617	47,288	56,033
Marketing services and other	2,290	2,505	3,515	4,097

Total cost of production and selling	40,537	54,128	98,415	124,495
Funding of affiliated dot.com company operations	637	—	38,716	—
General and administrative expenses	10,739	11,262	22,085	24,459
Depreciation and amortization	16,829	25,420	33,477	42,519

Operating income (loss)	(5,449)	(15,329)	(19,973)	12,655
Other income (expense):
Interest expense, net	(13,252)	(13,518)	(25,926)	(28,192)
Other income (expense)	1,216	2,398	2,258	1,460
Provision (benefit) for income taxes	(3,296)	(10,852)	(8,072)	(2,685)
Minority interests	(590)	(614)	(680)	(748)

Income (loss) before extraordinary item and accounting change	$(14,779)	$(16,211)	$(36,249)	$(12,140)

EBITDA	$10,563	$9,320	$12,586	$54,122
Provision for notes and advances from affiliated dot.com company	—	—	37,192	—

Adjusted EBITDA	$10,563	$9,320	$49,778	$54,122

Results of Operations

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

Net Revenue

        Total net revenue decreased $12.2 million, or 16.2%, to $63.3 million in the second quarter of 2002 from $75.5 million for the second quarter of 2001.

        Net revenue from trade shows and conferences declined $8.2 million, or 27.2%, to $21.9 million for the second quarter of 2002 from $30.1 million in the second quarter of 2001. This decrease was primarily attributable to the cancellation of our iEB internet trade show in our technology market as well as the lag effect of the economic downturn in 2001 on our 2002 events, partially offset by a shift in the timing of when events take place. The downturn in the U.S. economy continued to impact revenue in our trade shows due to our customers' concern over its ongoing impact on their marketing efforts. Revenue for the quarter was also impacted by a net shift in the timing of three trade shows. Two were held in the first quarter of 2001, but moved to the second quarter of 2002 and another event was held in the second quarter of 2001, but moved to the first quarter of 2002. Adjusting second quarter 2001 results for these movements, second quarter 2002 trade show revenue declined by $12.4 million, or 36.0%.

        Net revenue from publications and marketing services declined $4.0 million, or 8.8%, to $41.4 million for the second quarter of 2002 from $45.4 million in 2001. Advertising pages decreased approximately 4.3% across our portfolio but the decline was concentrated heavily in our technology and travel sectors, which continue to slump due to the condition of the technology markets and the reduced levels of non-business travel since September 11. Advertising pages increased 3.8% in aggregate across all of our other industry sectors other than travel and technology. We also cancelled several small publications and directories which were published in the second quarter of 2001 offset by revenue from several product launches in the pharmaceutical and health care sectors. Despite early indications of stability in the publishing sector, the economic outlook continues to be challenging, and forward visibility on our advertising revenue and pages is limited, due to the concerns of our customers related to the overall business environment.

Cost of Production and Selling

        Cost of production and selling expenses declined $13.6 million, or 25.1%, to $40.5 million for the second quarter of 2002 from $54.1 million for the comparable period of 2001.

        Expenses of trade shows and conferences declined $9.1 million, or 39.6%, to $13.9 million for the second quarter of 2002 from $23.0 million in 2001. This decrease was primarily due to the cancellation of our iEB internet trade show, a reduction in variable trade show costs in line with the reduction in trade show revenue and aggressive cost management on staff and discretionary direct trade show costs. Adjusting first quarter 2001 results for movements of events between quarters, trade show and conference expenses in 2002 declined $10.4 million, or 42.7%.

        Expenses of publication and marketing services declined $4.5 million, or 14.4%, to $26.6 million in the second quarter of 2002 from $31.1 million in the second quarter of 2001. This decrease was due primarily to savings attributable to our ongoing cost reduction programs, a 15% reduction in paper costs and cost savings associated with cancelled publications.

Funding of Affiliated Company Operations

        In the first quarter of 2002, management of Advanstar, Inc. began to consider the further consolidation of the activities of Advanstar.com with the Company, or a merger of Advanstar.com into the Company. Consequently, in response to the changing business environment and continuing operating losses of Advanstar.com, the Company recorded, in the first quarter of 2002, a non-cash charge of $37.2 million related to recording a provision against the outstanding advances and notes due to the Company from Advanstar.com as of December 31, 2001.

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

Depreciation and Amortization

        Depreciation and amortization expense decreased $8.6 million to $16.8 million in the second quarter of 2002 from $25.4 million in the second quarter of 2001 primarily due to the adoption in January 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets." Upon adoption we discontinued the amortization of goodwill. In the second quarter of 2001 we also began amortizing certain intangible assets on an accelerated declining balance method of amortization, resulting in less amortization in 2002. This decrease was partially offset by the amortization of additional intangible assets. As part of our purchase price allocation related to the Acquisition, approximately $139.2 million of intangible assets were reclassified from goodwill to other intangibles subsequent to the first quarter of 2001.

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

Other Income (Expense)

        Other income declined $1.2 million in the second quarter of 2002 to $1.2 million from $2.4 million in the second quarter of 2001. We reported a non-cash loss of approximately $0.1 million in the second quarter of 2002 related to our foreign currency and interest rate hedging activities, compared to a non-cash gain of approximately $2.0 million in the comparable period of 2001. During the second quarter of 2002 we also recorded a non-cash foreign exchange gain of $1.2 million, compared to $0.4 million in the second quarter of 2001.

Provision (Benefit) for Income Taxes

        The income tax benefit decreased $7.6 million to $3.3 million in the second quarter of 2002 from $10.9 million in the second quarter of 2001. The Company's reduced its tax rate in the second quarter of 2001 to reflect the impact of non-deductible goodwill amortization. The tax rate of 18.2% in fiscal 2002 is impacted by the limitation of tax benefits on reported losses to the extent of reversing existing deferred tax liabilities. After utilization of all deferred tax liabilities, a full valuation allowance against all potential deferred tax assets will be provided due to the Company's report losses before tax since the acquisition.

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

        Net revenue from trade shows and conferences declined $21.3 million, or 17.8%, to $98.4 million for the first half of 2002 from $119.7 million in the same period of 2001. This decrease was attributable to declines in our technology sector which continues to suffer from the overall technology market slump; the cancellation of three events in our iEB internet group in the U.S., Europe and Brazil along with several smaller events across our other sectors; and our fashion sector, which was impacted by a difficult apparel retail business environment and by our market repositioning of our east coast fashion events. Revenue for the first half was also impacted by a shift in the timing of trade shows held in the first half of 2001 but not scheduled in the first half of 2002. Adjusting first half results for this movement, first half 2002 trade show revenue declined by $18.5 million, or 15.8%.

        Net revenue from publications and marketing services declined $10.2 million, or 12.0%, to $74.3 million for the first half of 2002 from $84.5 million in 2001. Advertising pages decreased approximately 7.8% across our portfolio. The page decline was heavily concentrated in our technology and travel sectors. Advertising pages remained flat across all of our industry sectors other than travel and technology. We also cancelled several small publications and directories which were published in the first half of 2001 offset by revenue from several product launches in the pharmaceutical and health care sectors.

Cost of Production and Selling

        Cost of production and selling expenses declined $26.1 million, or 21.0%, to $98.4 million for the first half of 2002 from $124.5 million for the comparable period of 2001.

        Expenses of trade shows and conferences declined $16.8 million, or 26.0%, to $47.6 million for the first half of 2002 from $64.4 million in 2001. This decrease was primarily due to the cancellation of three events in our iEB internet group, aggressive cost management activities affecting direct trade show related costs and staffing. Adjusting first half 2001 results for movements of events between quarters, trade show and conference expenses in 2002 declined $14.9 million, or 23.9%.

        Expenses of publication and marketing services declined $9.3 million, or 15.5%, to $50.8 million in the first half of 2002 from $60.1 million in the first half of 2001. This decrease was due primarily to savings attributable to our ongoing cost reduction programs, a reduction in paper costs and cost savings associated with cancelled publications. Printing and postage pricing remained stable during the period. Paper costs have declined 15.0% since January 2002 due to excess industry capacity and low demand. We expect paper prices to experience upward pressure over the next 12 months as economic recovery increases global demand.

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

Depreciation and Amortization

        Depreciation and amortization expense decreased $9.1 million to $33.5 million in the first half of 2002 from $42.6 million in the first half of 2001 primarily due to the adoption in January 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets." Upon adoption we discontinued the amortization of goodwill. In the second quarter of 2001 we also began amortizing certain intangible assets on an accelerated declining balance method of amortization, resulting in less amortization in 2002. This decrease was partially offset by the amortization of additional intangible assets. As part of our purchase price allocation related to the Acquisition, approximately $139.2 million of intangible assets were reclassified from goodwill to other intangibles subsequent to the first quarter of 2001.

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

Other Income (Expense)

        Other income increased $0.8 million to $2.3 million in the first half of 2002 from $1.5 million in the first half of 2001. We reported a non-cash gain of approximately $2.0 million in the first half of 2002 related to our foreign currency and interest rate hedging activities, compared to a non-cash gain of approximately $1.4 million in the comparable period of 2001.

Provision (Benefit) for Income Taxes

        The income tax benefit increased $5.4 million to $8.1 million in the first half of 2002 from $2.7 million in the first half of 2001. The tax rate of 18.2% in fiscal 2002 is impacted by the limitation of tax benefits on reported losses to the extent of reversing existing deferred tax liabilities. After utilization of all deferred tax liabilities, a full valuation allowance against all potential deferred tax assets will be provided due to the Company's report losses before tax since the acquisition

Adjusted EBITDA

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

ADVANSTAR COMMUNICATIONS INC.
December 6, 2002	/s/ DAVID W. MONTGOMERY David W. Montgomery Vice President—Finance, Secretary and Chief Financial Officer

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
  PART I Financial Information
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Qualitative and Quantitative Disclosure about Market Risk
  PART II Other Information
SIGNATURES
CERTIFICATION
CERTIFICATION
Exhibit Index