Form 10-K
period 2002-12-31
ADVANSTAR COMMUNICATIONS INC
filed 2003-03-31
CIK 1062771

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
or
☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐        No ☒.

        As of June 30, 2002, none of the registrant's common stock was held by non-affiliates of the registrant.

        As of March 28, 2003, the registrant had 1,000,000 shares of common stock issued and outstanding.

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

        In particular:

  •
  Industry overview: Except where otherwise specifically referenced, we have based our discussion of the business-to-business communications industry on publications by Veronis Suhler Stevenson and reports and studies by the business-to-business trade association, American Business Media.

  •
  Trade Shows: We rank our trade shows against the trade shows of our competitors based on an internally conducted analysis of net square footage of exhibition space. This data is typically reported by trade show organizers and published in the Tradeshow Week Data Book 2002, a publication that lists trade shows grouped by industrial classification codes. We include both direct and indirect competitors in such comparisons. Direct competitors are the trade shows within the same industrial classification code and geographic region as our trade shows, although we only include trade shows within the same industrial classification code that are within the same subcategory, as defined by us, as our trade shows. Direct competitors are also determined in some cases by the time of the year during which a trade show is held. Indirect competitors are subjectively determined by us on a case-by-case basis. These indirect competitors include: (1) broad-based trade shows we know from prior experience that display, among other products, products displayed at our trade shows and (2) trade shows identified by our current exhibitors as other trade shows in which they participate. In determining our market position in comparison to these broad-based shows, we compare the square footage of our show against the estimated square footage of that broad-based show allocated to the products that are of the same type as those displayed in our trade show.

  •
  Trade Publications: We utilize an independent third party, Inquiry Management Systems, Ltd., to rank our publications against competitors' publications based on the industry-standard method of counting the number of comparable advertising pages. For purposes of these rankings, we have defined our markets narrowly as the niche of businesses or professionals at which a publication is specifically targeted.

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

        We are one of the largest U.S. trade show operators based upon total square footage and number of shows in 2002 and one of the largest U.S. B-to-B trade publishers as measured by advertising pages in 2002. In 2002, most of our trade shows and stand-alone conferences were among the leading events in their respective markets based on square footage. For the year ended December 31, 2002, 74% of our 61 magazines and journals for which competitive data is available ranked either #1 or #2 in their respective markets, based on number of advertising pages.

        We have approximately 1,200 employees as of December 31, 2002 in 18 U.S. offices and 6 international locations in Europe, Latin America and Asia. Our revenue, operating loss, cash flow provided by operating activities and EBITDA for the year ended December 31, 2002, totaled $307.2 million, $(24.2) million, $24.3 million and $44.1 million, respectively. Reflected in our EBITDA for the year ended December 31, 2002 is a non-cash charge of $37.2 million related to a provision for notes and advances to Advanstar.com, Inc., our affiliated dot.com company (see "Item 6—Selected Financial Data—Selected Historical Consolidated Financial Data, Note 4" below for our reconciliation of EBITDA to cash flows provided by operating activities). If we were to add back to EBITDA this non-cash provision, our EBITDA would have been $81.3 million.

        Our senior management team has an average of over 19 years of industry experience, and is led by Robert L. Krakoff, our Chairman and Chief Executive Officer, who joined Advanstar in July 1996, and Joseph Loggia, our President and Chief Operating Officer, who joined Advanstar in April 1998. Our senior management team has significant industry experience and an established track record in:

  •
  Delivering revenue and profit growth;

  •
  Developing new products;

  •
  Penetrating new markets;

  •
  Managing tradeshows and publications in difficult economic conditions; and

  •
  Integrating 35 acquisitions and joint ventures since 1996.

Industry Overview

        B-to-B communications companies provide marketing solutions for specific industry sectors through trade shows and conferences, trade publications, ancillary marketing services and through Internet applications. According to the July 2002 Veronis Suhler Stevenson Communications Industry Forecast, the communications industry was the third fastest growing sector of the U.S. economy from

1996 to 2001, expanding at a compound annual growth rate, or CAGR, of 6.5%. Total spending on B-to-B communications increased from $17.6 billion to $21.0 billion from 1996 to 2001, which represents a CAGR of 3.6% during that period. According to the Veronis Suhler Stevenson report, total spending on U.S. trade shows and conferences amounted to $8.1 billion in 2001, a decline of 3.2% from 2000 and a CAGR of 3.7% over the period from 1996 to 2001. The U.S. B-to-B publishing industry generated revenue of $13.0 billion in 2001 according to Veronis Suhler Stevenson, and grew at a CAGR of 3.5% from 1996 to 2001.

        In 2001, the B-to-B marketing and advertising market experienced its most significant downturn since 1990-1991 according to Veronis Suhler Stevenson. This downturn continued into 2002. Media advertising spending declined significantly as companies reduced their marketing expenditures in response to the economic slowdown. Industry-wide advertising pages, as measured by the Business Information Network, declined 20% in 2001 from 2000 levels and 15.0% in 2002 from 2001 levels. Trade show exhibition space and attendance were less severely impacted by the downturn in the B-to-B marketing and advertising market in the first half of 2001. After the events of September, 11, however, trade show exhibition space and attendance suffered dramatically. As measured by Tradeshow Week, fourth quarter 2001 trade show attendance and number of exhibitors declined approximately 20% and 7%, respectively, from the fourth quarter of 2000. The decline has continued in 2002, with 2002 net square footage dropping 5.3% from 2001 figures. Attendance was down 2.2% over the same period.

        The persistence of the general economic slowdown in the U.S. may result in continued weakness in overall marketing and advertising expenditure by our customers throughout most of 2003. As a result, we expect our operating results to reflect this overall weakness. However, we believe that our balanced portfolio between trade shows and publications and our diversification across many industry sectors may mitigate the overall impact from continued weakness in general economic conditions and reduce our exposure to the potential volatility of any one sector.

Trade Shows

        Trade shows have emerged as an important B-to-B sales, marketing and educational medium in the global economy, paralleling its rise in profile among corporate marketers as a highly cost-effective marketing tool. Trade shows provide an opportunity for industry participants to conduct face-to-face selling efforts, transact business and receive product information from exhibits, conferences, workshops and other forums. Trade show attendees include executives, manufacturers and operating management, sales and marketing personnel, industry analysts, middle-level managers and other industry professionals. The economic slowdown in 2001 and 2002 and the events of September 11, 2001 have had a significant short term impact on trade show attendance and exhibitor participation. Concern over travel and future economic uncertainty have impacted our customers' marketing and travel decisions. We believe that trade show participation and attendance will be driven primarily by the economic recovery of that event's particular industry and our customers' view of general economic developments in the months ahead.

Trade Publications

        Trade publications are generally published monthly and provide information about a specific industry or market segment within an industry. Advertisers are attracted to B-to-B print media by the highly targeted and controlled circulation of publications. By focusing on targeted audiences, publishers aim to connect advertisers with key purchasing decision-makers. Controlled distribution assists advertisers in reaching very specific target groups and provides for more efficient use of advertising dollars. The cost efficiency of controlled circulation advertising versus general business advertising or consumer advertising enhances the stability of B-to-B advertising spending during difficult economic conditions. The historical growth in B-to-B publishing has been driven primarily by rising levels of advertising spending as opposed to growth in subscription revenues.

        According to data from American Business Media, the current downturn in marketing and advertising spending has had the most significant impact on the telecommunications, horticulture and farming, finance business and advertising, and manufacturing sectors. Advertising pages in these sectors declined 48%, 28%, 24% and 22%, respectively, in 2002 from 2001 levels. The events of September 11, 2001 and the economic downturn in 2001 and 2002 have also severely impacted publications serving the travel sector resulting in an 8% decline in advertising pages for this sector in 2002 from 2001 levels.

Product Segments

        Our business is grouped in three broad segments reflecting products and services we provide to our customers to serve their marketing needs. We offer our customers a comprehensive array of B-to-B communications products and services to reach their existing and prospective buyers on a cost-effective basis. Our product and service offerings are trade shows and conferences, trade publications, and marketing services.

Trade Shows and Conferences

        We are one of the largest trade show operators in the United States based on total square footage and number of shows in 2002. As of December 31, 2002, we owned and managed 69 trade shows and 11 standalone conferences for business, professional and consumer audiences worldwide, most of which were among the leading events in their respective markets based on square footage. Six of our largest trade shows are listed in the April, 2002 issue of Tradeshow Week 200's list of the top 200 trade shows as measured by total square footage—MAGIC Spring, MAGIC Fall, Dealer News International Powersports Dealer Expo, AIIM Conference and Expo Licensing International and Artexpo New York. Additionally, we own Telexpo, the largest telecommunications trade show in Latin America. Collectively, these seven trade shows represented 2.6 million of the 4.8 million total square footage of all our trade shows for the year ended December 31, 2002.

        Our trade show revenue is derived primarily from the sale of trade show floor space to exhibitors, show-specific advertising, sponsorships and conferences. Trade show revenue accounted for approximately 53%, 54% and 52% of our revenue in 2000, 2001 and 2002.

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

        The advantages of trade shows to exhibitors and attendees are summarized below:

Advantages to Exhibitor		Advantages to Attendee
•	conduct sales more efficiently than in the field;	•	receive overview of market and emerging trends;
•	position product and company in target industry;	•	network with industry executives;
•	communicate vision;	•	identify and work with new vendors; and
•	service existing customers;	•	source new products.
•	open new accounts; and
•	introduce new products.

Trade Publications

        We are the fourth largest B-to-B trade publisher in the United States as measured by advertising pages in 2002. As of December 31, 2002, we published 71 specialized business magazines and professional journals and 36 directories and other publications. Of our 61 magazines and journals for which competitive data is available, 74% ranked either #1 or #2 in their respective markets, based on the number of advertising pages in the twelve months ended December 31, 2002.

        Trade publications revenue accounted for approximately 42%, 41% and 43% of our total revenue in 2000, 2001 and 2002. Our largest publications include Travel Agent, Pharmaceutical Technology, American Salon, Video Store, Premier, Dealernews and Pharmaceutical Executive which collectively represented 35% of total advertising pages of all our publications for the year ended December 31, 2002.

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

        The advantages of trade publications to advertisers and readers are summarized below:

Advantages to Advertiser		Advantages to Reader
•	cost effective;	•	relevant, industry specific information;
•	highly targeted audience of qualified readers;	•	promotion of industry stewardship;
•	focused medium; attractive means to introduce new	•	keep up with peers in the industry; and
	products;		interactive follow-up system in print and/or
•	audited, controlled circulation; and		electronically.
•	editorial 100% focused on target market.

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

        Marketing services are centrally managed, rather than being organized by cluster. Thus, our cluster executives are able to dedicate their activities to high value sales. In addition, our central telesales and product management provides professional skills to these specialized product offerings. Marketing services revenue accounted for approximately 5% of our total revenue in 2000, 2001 and 2002.

Internet

        We work with our affiliate, Advanstar.com, Inc., a subsidiary of our parent, to use Internet based products and services to complement our delivery of trade show, publishing and marketing services products to our customers. We also use the Internet as a cost-effective method of developing qualifying magazine circulation and to register trade show and conference attendees. See "Item 13.—Certain Relationships and Related Party Transactions—Relationship with Advanstar.com."

Industry Clusters

        We also operate our business by targeting a number of industry sectors in North America, Latin America, Europe and Asia through certain niche markets grouped together in five core clusters. In addition to our five core clusters, we have grouped the industry sectors in which we provide products and services but do not have a significant industry presence into a "Portfolio" cluster. We believe that by focusing on industries, we better identify the broad array of our customers' B-to-B marketing communications needs which our products and services can meet. In addition, we believe our industry focus allows us to cross-sell our products and services effectively and to capture a larger share of our customers' marketing budgets. In each of our niche markets, many of the same customers advertise in our publications, exhibit at our trade shows and use our marketing services to reach their buyers. We have expanded our trade show, conference and publication offerings within each cluster through new product introductions and strategic acquisitions, which we believe maximizes our existing marketing and customer service infrastructure and industry expertise. We believe that our total cluster participants, including readers, attendees, conferees, exhibitors, advertisers, and other customers, number approximately three million.

        We previously had a sixth cluster; manufacturing and processing. In 2002 we reorganized our clusters to better match our operating strategy which resulted in the transfer of the trade shows and publications in the manufacturing and processing cluster into our other existing clusters.

Business Strategy

        Our objective is to increase profitability by solidifying our position as a leading provider of comprehensive one stop B-to-B marketing communications products and services. In order to achieve this objective, we operate our business based on the following strategies:

Operate Leading Trade Shows and Publish Leading Magazines in Attractive Niche Markets

        We focus on owning and managing businesses that are the leading sources of information for businesses and professionals in specific niches. We believe that our trade shows and trade publications serve as unique forums for B-to-B communications and provide substantial value to industry participants. Niche markets are often attractive publishing and trade show opportunities because of the difficulty in reaching industry leaders through general interest publications or broad based expositions. Of our 61 magazines and journals for which competitive data is available, 74% ranked either #1 or #2 in their respective niche markets in the twelve months ended December 31, 2002. Most of our trade shows and conferences also were among the leading events in their respective markets based upon total square footage.

Utilize Industry Cluster Strategy to Drive Growth

        We organize our business based on the markets served which allows us to provide expertise across all media products within a market. It also allows us to respond effectively to the market needs of buyers and sellers however they may choose to go to market to reach their customers. We are able to address evolving market needs through multiple means, including:

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

Maximize Share of Customers' Total Marketing Expenditures

        We seek to create cross-selling opportunities across existing products and services and, as a result of such efforts, seek to maximize our share of each customer's total marketing budget. We offer customers a range of communications methods to attain their specific B-to-B marketing goals. For example, customers can choose to benefit from face-to-face meetings at trade shows and conferences, achieve cost effective advertising through controlled circulation trade publications and diversify and expand revenues through customized marketing services, including Internet advertising and education based programs through web sites owned and operated by our affiliate, Advanstar.com.

Launch New Products and Services Within Existing Clusters

        We have successfully developed new products within existing industry clusters and will continue to make strategic new product introductions. We launched 3 magazines and 3 trade shows in existing industry sectors to fill-in our product portfolio during the year ended December 31, 2002. Our launches are generally line extensions or regional expansions of existing product concepts, and, as a result, such project launches generally require less capital investment and are less risky than major new product introductions.

Identify and Consummate Strategic Acquisitions

        As we expand further into our existing industry sectors, we explore strategic acquisitions and joint ventures designed to maintain and achieve market leading positions in particular niche markets. In addition, we also build on our existing international infrastructure to make strategic international acquisitions and enter into joint ventures with local operating partners. We believe we enhance the value of acquired businesses by (1) integrating acquisitions and joint ventures into our efficient infrastructure, (2) applying our industry experience and (3) cross-selling new products and services to increase our visibility in a given market. From May 31, 1996 to December 31, 2002, we completed 35 acquisitions and joint ventures. In 2002 we completed four acquisitions in the automotive, imaging, healthcare, and beauty markets. Consistent with our strategy since 1996, we are engaged in ongoing evaluations of potential acquisitions of complementary businesses.

Industry Clusters

        The following is a summary of our products and services by industry cluster.

  Fashion & Apparel

        Our Fashion & Apparel cluster serves the men's, women's, children's, and fabrics industries. In 2002, we operated in these industry sectors through 15 trade shows. Four trade shows held concurrently in Las Vegas twice annually constitute the foundation of our apparel market position:

  •
  MAGIC, the world's largest and most widely recognized trade show for the men's apparel industry;

  •
  WWDMAGIC, the largest women's apparel trade show in the United States;

  •
  MAGICKids, the second largest children's apparel show in the United States; and

  •
  The Edge, a showcase for cutting edge trends in men's, women's and unisex fashions.

        The following table sets forth information relating to trade shows in our Fashion & Apparel cluster in the twelve months ended December 31, 2002. We currently have no publications in this cluster:

  Fashion & Apparel Events

Sector	Number	Events(1) Net Square Footage
Men's	4	1,228,923
Women's	5	664,065
Kids'	2	101,290
Fabric	4	76,030

(1)
Excludes conferences.

  Information Technology & Communications

        Our Information Technology & Communications cluster serves the information technology, telecommunications and call center industries. In 2002, we operated in these industry sectors through 18 trade shows and 13 publications. We are a very specialized niche company in the information technology market with focused events in data storage, digital printing and digital media. We maintain a significant presence in the telecommunications sector which, while currently depressed, remains an important targeted market. We have a strong worldwide presence in trade shows and magazines serving the telecommunications industry. We also serve markets for teleconferencing, web-based collaboration and e-learning. Finally, our Call Center properties are the leading events serving operations managers for call centers in the U.S., Canada and Europe:

        Key trade shows, conferences and publications include:

  •
  AIIM, the largest U.S. trade show focused on document management and enterprise content management;

  •
  On Demand Digital Printing & Publishing Conference and Expo, the second largest trade show and conference for the digital print and publishing market;

  •
  The Collaborate and e-Learning shows, trade shows in the United States for the video conferencing and long distance e-learning markets, and the related e-Learning magazines.

  •
  Incoming Call Center Management Conference & Exhibition, the #1 U.S. trade show and conference for call center managers, and Call Center Conference & Exhibition, a large U.S. trade show and conference for technology in the call center market;

  •
  Telexpo, the #1 telecom trade show and conference in Latin America, held in Sao Paulo with over 50,000 attendees and 500 exhibitors;

  •
  Frontline Solutions, the #1 U.S. magazine and trade show in the United States for the automatic data capture, identification, tracking systems and supply chain integration market;

  •
  Sensors, the #1 U.S. magazine for engineers focused on the expanding use of sensors in industrial and consumer products, and Sensors Expos, the leading trade show serving the sensors market; and

  •
  a global grouping of leading telecom magazines, including America's Network, Telecom Asia, Wireless Asia, RNT (Brazil) and TPLA (Latin America).

        The following table sets forth information relating to trade shows and magazines in our Information Technology & Communications cluster in the year ended December 31, 2002:

  Information Technology & Communications Events and Magazines

	Events(1)			Magazines
Sector	Number	Net Square Footage	Number	Ad Pages	Number of Magazines Ranked #1 or #2(2)
Information Technology	9	369,082	6	1,751	5 of 5
Telecommunications/e-learning	4	343,130	7	1,193	4 of 7
CRM/Call Center	5	159,377

(1)
Excludes conferences.

(2)
Ranking based only on measured magazines for the year ended December 31, 2002.

  Specialty Retail

        We served the Specialty Retail sector through 26 trade shows and 16 publications in 2002. This cluster includes the art, beauty, entertainment/marketing and motor vehicles sectors.

        Key trade shows and publications include:

  •
  Artexpo New York, the largest mid-market art trade show in the United States, and Art Business News, the #2 publication for gallery and framing professionals;

  •
  IBS New York, the largest trade show and educational event on the East Coast for the beauty salon market, and American Salon, the #1 publication for the professional beauty and hair care industry;

  •
  Licensing International, the largest trade show worldwide for the merchandise licensing industry, and License!, the #1 publication for the licensing industry; and

  •
  Dealernews International Powersports Dealer Expo, the largest aftermarket accessories trade show in the United States targeted at powersports dealers, the 12 city tour of consumer International Motorcycle shows and Dealernews, the #1 magazine targeted at retailers in the powersports market—motorcycles, snowmobiles and personal watercraft.

        The following table sets forth information relating to trade shows and magazines in our Specialty Retail cluster in the year ended December 31, 2002:

  Specialty Retail Events and Magazines

	Events(1)			Magazines
Sector	Number	Net Square Footage	Number	Ad Pages	Number of Magazines Ranked #1 or #2(2)
Art	3	169,304	2	956	1 of 1
Beauty	2	172,203	2	1,754	1 of 2
Entertainment / Marketing	6	241,847	4	1,551	2 of 3
Motor Vehicle	15	1,122,037	8	3,533	4 of 8

(1)
Excludes conferences.

(2)
Ranking based only on measured magazines for the year ended December 31, 2002.

  Healthcare, Science & Pharmaceuticals

        Our Healthcare, Science & Pharmaceuticals cluster provided marketing products and services to these three related sectors with 8 trade shows and 22 publications in 2002. We serve the healthcare sector in both primary and specialized care areas, such as geriatrics, dermatology, ophthalmology and veterinary medicine; the science sector in areas such as spectroscopy and liquid and gas chromatography; and the pharmaceutical sector in areas such as research and development, manufacturing, testing and marketing.

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

  •
  Healthcare Traveller, the #2 publication dedicated to traveling nurses and traveling allied healthcare professionals;

  •
  Geriatrics, the #2 magazine for the geriatrics segment of the primary care market, Formulary, the #1 magazine for the drug selection market and DVM, The News Magazine of Veterinary Medicine, the #1 magazine for veterinarians; and

  •
  Abilities Expos, the largest consumer-oriented events targeting individuals with disabilities.

        The following table sets forth information relating to trade shows and magazines in our Healthcare, Science & Pharmaceuticals cluster in the year ended December 31, 2002:

  Healthcare, Science & Pharmaceuticals Events and Magazines

	Events(1)			Magazines
Sector	Number	Net Square Footage	Number	Ad Pages	Number of Magazines Ranked #1 or #2(2)
Healthcare	7	125,700	11	3,498	7 of 10
Science	1	15,279	6	2,035	4 of 5
Pharmaceuticals	—	N/A	5	3,788	5 of 5

(1)
Excludes conferences.

(2)
Ranking based only on measured magazines for the year ended December 31, 2002.

  Travel & Hospitality

        We served the travel and hospitality sector through one trade show and five publications in 2002. Our publications for the travel and hospitality sector provide a strong foundation to launch related trade shows and services as well as to develop custom-publishing products.

        Selected publications include:

  •
  Travel Agent, the second largest non-computer U.S. trade magazine and #1 trade periodical for the travel industry;

  •
  Hotel & Motel Management, the #2 publication for the hospitality management market; and

  •
  Premier Hotels and Resorts, the #1 directory of 4 and 5 star hotel and resort properties.

        The following table sets forth information relating to trade shows and magazines in our Travel & Hospitality cluster in the year ended December 31, 2002:

  Travel & Hospitality Events and Magazines

	Events(1)			Magazines
Sector	Number	Net Square Footage	Number	Ad Pages	Number of Magazines Ranked #1 or #2(2)
Travel	1	55,200	4	5,159	2 of 2
Hospitality	—	NA	1	898	1 of 1

(1)
Excludes conferences.

(2)
Ranking based only on measured magazines for the year ended December 31, 2002.

  Portfolio

        We group the balance of our products and services into a Portfolio cluster. The Portfolio cluster addresses large and attractive market sectors in which we provide selected products and services but do not have a significant presence. Markets currently served include energy, geospatial, finance, landscaping/pest control, mining, paper and roofing sectors. In 2002, we delivered our B-to-B marketing communications products and services to our customers in these industry sectors through 1 trade show and 11 publications.

        The following table sets forth information relating to trade shows and magazines in our Portfolio cluster in the year ended December 31, 2002:

Portfolio Events and Magazines

	Events(1)			Magazines
Sector	Number	Net Square Footage	Number	Ad Pages	Number of Magazines Ranked #1 or #2 (2)
Energy	—	N/A	1	361	1 of 1
Finance	1	5,121	—	N/A	N/A
GeoSpatial	—	N/A	2	561	2 of 3
Landscape / Pest Control	—	N/A	3	1,611	3 of 3
Mining	—	N/A	1	618	1 of 2
Paper	—	N/A	2	887	2 of 2
Post Production	—	N/A	1	520	0 of 1
Roofing	—	N/A	1	317	0 of 1

(1)
Excludes conferences.

(2)
Ranking based only on measured magazines for the year ended December 31, 2002.

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

  Trade Publications

        We operate an efficient publishing infrastructure in the United States and Europe. Our publications generally follow the controlled circulation model and are distributed free-of-charge to qualified recipients. We build readership and maintain the quality and quantity of our circulation based on delivering high quality, professional coverage of relevant industry information. Because we offer our advertisers access to a highly- targeted, industry-specific subscriber base with potential buying influence, our advertisers place their ads in our publications to reach their customers. Most of our magazines are published monthly, although some titles are published weekly or semi-monthly.

        We attract readership and improve the effectiveness of our advertising by maintaining and continuously improving the quality of the editorial content of our publications. Recipients of our publications are targeted through market research designed to determine the market coverage and purchasing authority desired by prospective advertisers. Based on existing and acquired mail lists, the targeted recipient is then solicited through promotions offering free subscriptions to the relevant publications. High-quality circulation is achieved when a high percentage of the circulation list is recently qualified, within one or two years, and the publication is delivered at the direct request of the recipient. Recipients are qualified and requalified on a regular basis through qualification cards included in the publication, various direct mail methods and the Internet.

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

Internet

        Our affiliate, Advanstar.com, uses Internet based products and services to complement our delivery of trade show, publishing and marketing services products to our customers. We also use the Internet as a cost-effective method of developing qualifying magazine circulation and to register trade show and conference attendees.

Diverse Customer Base

        Our customer base has provided us with stable and diverse sources of revenue and cash flow as well as an established foundation from which to further penetrate existing markets and to develop new markets. We benefit from:

  •
  A high level of revenue diversification, primarily as a result of our business presence in 18 different industry sectors consisting of over 25,300 advertisers and exhibitors, none of which represented more than 1% of our revenues in 2002. This industry diversity helps to mitigate our exposure to economic volatility in particular industries or geographic markets;

  •
  A strong balance of revenue, with 52% of our revenues coming from trade shows, 43% from publishing and 5% from marketing services in 2002; and

  •
  Modest exposure to currency fluctuations with approximately 10% of our revenues generated from international markets in 2002.

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

        Within each particular industry sector, we also compete with a large number of small to medium-sized firms. While most small to medium-sized firms operate in a single geographic market, in some cases, our competitors operate in several geographic markets. In the trade show and conference segment, we compete with trade associations and, in several international markets, with exposition hall owners and operators. Trade show and conference competition in each market and country occurs on many levels. The venues and dates of trade shows drive competition. Historically, successful shows have been held at desirable locations and on desirable dates. Given the availability of alternative venues and the ability to define events for particular market segments, the range of competition for exhibitor dollars, sponsorships, attendees and conferees is extensive. In the publications segment, we typically have between two and five direct competitors which target the same industry sector and many indirect competitors which define industries differently than we do and thus may be alternatives for either readers or advertisers.

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

Employees

        As of December 31, 2002, we had approximately 1,200 full-time equivalent employees. Of these, approximately 160 employees were located in Europe, Brazil and Asia with the balance based in the United States. None of our U.S. employees are represented by a labor union. We consider our relationships with our employees to be good.

Financial Information about Geographic Areas

        Financial information relating to our operations by geographic area is set forth in Note 11 to our consolidated financial statements included in this annual report on Form 10-K.

Item 2.—PROPERTIES

Properties

        We have executive, marketing, sales and editorial offices in several cities in the United States, including Boston, Massachusetts; Chicago, Illinois; Cleveland, Ohio; Edison, New Jersey; Eugene, Oregon; Milford, Connecticut; New York City, New York; Santa Ana, California; and Woodland Hills, California. In addition, we have offices in Sao Paulo, Brazil; Hong Kong, China; Paris, France; Essen, Germany; and Chester and London, United Kingdom. Our finance, trade show registration, call center, circulation, fulfillment, production and other necessary operational support facilities in the United States are located in Duluth, Minnesota.

        We generally lease our offices from third parties. However, we own our offices in Duluth and Cleveland, although we have granted mortgages on these properties to the lenders under our credit facility. We believe that our properties are in good operating condition and that suitable additional or alternative space will be available on commercially reasonable terms for future expansion.

Item 3.—LEGAL PROCEEDINGS

        We are not a party to any legal proceedings other than ordinary course, routine litigation which is not material to our business, financial condition or results of operations.

Item 4.—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5.—MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        There is no established public trading market for the registrant's common equity.

Item 6.—SELECTED FINANCIAL DATA

        The following table presents selected consolidated financial data for Advanstar Communications Inc. and its predecessor for each of the periods indicated. The selected historical financial data for Advanstar's predecessor for the years ended December 31, 1998 and 1999 have been derived from the audited consolidated financial statements and notes thereto of the predecessors for those periods, which are not included nor incorporated herein. The selected historical financial data for Advanstar's predecessor for the period January 1, 2000 through October 11, 2000 have been derived from the audited consolidated financial statements and notes thereto of the predecessor for those periods included herein. The selected historical financial data for Advanstar for the period October 12, 2000 through December 31, 2000 and for the years ended December 31, 2001 and 2002 have been derived from Advanstar's audited financial statements, included herein. The selected historical consolidated financial data should be read in conjunction with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this annual report.

        Our parent company, Advanstar, Inc., was acquired (the "Acquisition") by Advanstar Holdings Corp. ("Holdings"), a newly created corporation formed by DLJ Merchant Banking Partners III, L.P. and related funds (the "DLJ Merchant Banking Funds"), in October 2000. When we refer to "combined" financial results, we mean the consolidated financial data for the period January 1, 2000 to October 11, 2000 (the "Predecesor") combined with the consolidated financial data for the period October 12, 2000 through December 31, 2000. The combined consolidated financial data for the year ended December 31, 2000 has been derived from the audited consolidated financial statements of the Predecessor and Advanstar and has not been audited and does not comply with generally accepted accounting principles. The Acquisition, and the resulting change in basis of accounting had no impact on revenues or EBITDA, and therefore management believes that the presentation of combined information is important because it provides a comparable basis to analyze operating data, including operating income, operating revenue and EBITDA for 2002, 2001, 2000, 1999 and 1998.

	Advanstar				Predecessor
				For the period from October 12, 2000 through December 31, 2000	For the period from January 1, 2000 through October 11, 2000
	Year Ended December 31,					Year Ended December 31,
			Combined 2000 (unaudited)
	2002	2001				1999	1998
	(dollars in thousands)
Income Statement Data:
Net Revenue	$307,183	$346,997	$377,479	$63,434	$314,045	$328,372	$259,825
Cost of production and selling	187,683	219,992	240,977	49,339	191,638	211,511	174,575
General and administrative expenses	35,027	35,697	40,721	7,740	32,981	33,196	27,454
Stock option compensation expense (benefit)(1)	—	—	(2,485)	—	(2,485)	3,925	3,397
Funding of affiliated dot.com company operations	39,587	—	—	—	—	—	—
Depreciation and amortization(2)	69,132	94,261	55,400	15,747	39,653	53,258	51,823

Operating income (loss)	(24,246)	(2,953)	42,866	(9,392)	52,258	26,482	2,576
Other income (expense):
Interest expense	(51,211)	(55,499)	(51,926)	(13,765)	(38,161)	(39,888)	(27,862)
Other income (expense), net	2,931	788	(2,179)	215	(2,394)	(198)	(1,926)

Income (loss) before income taxes and minority interests	(72,526)	(57,664)	(11,239)	(22,942)	11,703	(13,604)	(27,212)
Provision (benefit) for income taxes	(15,478)	(11,166)	6,418	(4,772)	11,190	(11,431)	1,264
Minority interests	(474)	(156)	(878)	125	(1,003)	1,588	40

Loss from continuing operations	$(57,522)	$(46,654)	$(18,535)	$(18,045)	$(490)	$(585)	$(28,436)

Cash flows provided by (used in):
Operating activities	$24,275	$41,813	$36,273	$(3,675)	$39,948	$53,520	$33,568
Investing activities	(31,155)	(41,733)	(51,945)	(22,395)	(29,550)	(150,902)	(358,261)
Financing activities	(15,388)	24,774	(17,978)	—	(17,978)	94,904	332,600
Balance sheet data (at end of period):
Cash and cash equivalents	$18,930	$44,636		$17,675		$11,237	$14,016
Working capital(3)	(69,536)	(79,498)		(62,568)		(53,479)	(33,232)
Total assets	866,026	1,000,779		1,028,377		781,581	660,226
Total debt	557,700	570,000		565,000		523,154	426,868
Total stockholder's equity	186,153	276,386		335,461		132,961	134,760
Other Data:
EBITDA(4)	$44,109	$90,239	$96,311			$78,478	$53,828
Capital expenditures	$7,216	$7,935	$11,882			$9,722	$4,154
Ratio of earnings to fixed charges(5)	—	—	—	—	1.3	—	—

(1)
We account for stock-based compensation using the intrinsic value method. As a result, for options that do not have fixed terms, we measure compensation cost as the difference between the exercise price of the options and the fair value of the shares underlying the options at the end of the period. Our results for the period January 1, 2000 through October 11, 2000 were favorably impacted by compensation benefits due to a decrease in the fair value of the shares underlying the options. Because we no longer maintain the variable plan that resulted in compensation cost(benefit) and we intend to issue options with fixed terms, we will no longer expect to recognize compensation expense or benefit in future periods.

(2)
Upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", we discontinued the amortization of goodwill. The following table represents a reconciliation of loss from continuing operations adjusted for the exclusion of goodwill amortization, net of tax:

	Advanstar				Predecessor
				For the period from October 12, 2000 through December 31, 2000	For the period from January 1, 2000 through October 11, 2000
	Year Ended December 31,					Year Ended December 31,
			Combined 2000 (unaudited)
	2002	2001				1999	1998
	(dollars in thousands)
Reported income (loss) from continuing operations	$(57,522)	$(46,654)	$(18,535)	$(18,045)	$(490)	$(585)	$(28,436)
Add: goodwill amortization, net of tax	—	22,738	22,758	7,308	15,450	22,140	25,099

Adjusted income (loss) from continuing operations	$(57,522)	$(23,916)	$4,223	$(10,737)	$14,960	$21,555	$(3,337)

(3)
Working capital is defined as current assets, excluding cash of $18.9 million, $44.6 million, $17.7 million, $11.2 million and $14.0 million in each period ending December 31, 2002, 2001, 2000, 1999 and 1998, less current liabilities, excluding the current portion of long term debt.

(4)
We define "EBITDA" as operating income (loss) plus depreciation and amortization less amounts attributable to minority interest. EBITDA is a key liquidity measure but should not be construed as an alternative to cash flows from operating activities or operating income (as determined in accordance with generally accepted accounting principles) or as a measure of our profitability or performance. We believe that EBITDA is a useful supplement to cash flows from operations and operating income because we believe that investors use EBITDA to help them understand our ability, and the ability of other companies in our industry, to service and/or incur indebtedness and to pay taxes. Our definition of EBITDA does not take into account our working capital requirements, debt service requirements or other commitments. Accordingly, EBITDA is not necessarily indicative of amounts that may be available to us for discretionary purposes. Our method of computation may not be comparable to other similarly titled measures of other companies. We use EBITDA to determine our compliance with key financial covenants under our existing credit facility, which impact the amount of indebtedness we are permitted to incur. The definition of EBITDA in our existing credit facility is based, in part, on our EBITDA and includes adjustments described in our credit agreement (a copy of our credit agreement, as amended, has been filed with the Securities and Exchange Commission). See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources".

        The following table reconciles our EBITDA to cash flows provided by operating activities for each period presented (in thousands):

	Advanstar				Predecessor
				For the period from October 12, 2000 through December 31, 2000	For the period from January 1, 2000 through October 11, 2000
	Year Ended December 31,					Year Ended December 31,
			Combined 2000 (unaudited)
	2002	2001				1999	1998
	(dollars in thousands)
EBITDA	$44,109	$90,239	$96,311			$78,478	$53,828
Depreciation and amortization	(69,132)	(94,261)	(55,400)			(53,258)	(51,823)
Minority interests (excluding depreciation and amortization)	777	1,069	1,955			1,262	571

Operating income (loss)	(24,246)	(2,953)	42,866			26,482	2,576
Interest expense	(51,211)	(55,499)	(51,926)			(39,888)	(27,862)
Other income (expense), net	2,931	788	(2,179)			(198)	(1,926)
Benefit (provision) for income taxes	15,478	11,166	(6,418)			11,431	(1,264)
Minority interests	(474)	(156)	(878)			1,588	40
Extraordinary item, net of tax	—	(2,556)	—			—	—
Cumulative effect of accounting change, net of tax and monority interest	(66,817)	(552)	—			—	—

Net Loss	(124,339)	(49,762)	(18,535)			(585)	(28,436)
Extraordinary item-early extinguishment of debt	—	2,556	—
Provision for notes and advances from affiliated dot.com company	37,192	—	—			—	—
Transition goodwill impairment	66,817	—	—			—	—
Depreciation and amortization	69,132	94,261	55,400			53,258	39,158
Deferred income taxes	(16,605)	(13,443)	4,942			(12,631)	—
Other non cash items	3,597	6,388	5,643			4,475	18,990
Changes in operating assets and liabilities	(11,519)	1,813	(11,177)			9,003	3,856

Net cash provided by (used in) operating Activities	24,275	41,813	36,273			53,520	33,568

(5)
For purposes of determining the ratio of earnings to fixed charges, earnings are defined as pretax income from continuing operations plus fixed charges, and fixed charges consist of interest expense and one-third of rental expense, which is considered representative of the interest component of rental expense. Earnings were insufficient to cover fixed charges in the years ended December 31, 2002, 2001, 2000, 1999 and 1998 by $73.0 million, $57.8 million, $12.1 million, $12.0 million and $27.2 million, respectively.

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

        Trade shows and conferences accounted for approximately 52%, 54% and 53% of total revenue in 2002, 2001 and 2000, respectively. Trade publications accounted for approximately 43%, 41% and 42% of total revenue in 2002, 2001 and 2000, respectively, while marketing services accounted for approximately 5%, 5% and 5% of total revenue in 2002, 2001 and 2000, respectively. Our revenue reaches its highest levels during the first and third quarters of the year due to the timing of the MAGIC trade shows and our other large trade shows and conferences. Because trade shows and conferences revenue is recognized when a particular event is held, we may experience fluctuations in quarterly revenue based on the movement of annual trade show dates from one quarter to another.

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

        We are seeing early indications of stabilization in advertising in many of our markets, except for continuing downward pressure in our technology and travel markets. Advertising pages declined approximately 2.2% and revenue per page declined approximately 6.4% across our portfolio in 2002. The page decline was concentrated in our technology and travel sectors. Pages increased 4.4% in 2002 across all sectors other than technology and travel, due in part to market share gains resulting in a 1.6% revenue increase in these other sectors. While we see this positive trend continuing in the early stages of 2003, the economic outlook in the publishing sector continues to be challenging, and forward visibility on our advertising revenue and pages is limited, due to the concerns of our customers related to the overall business environment. Our travel publications remain highly sensitive to cutbacks in destination and vacation travel advertising in response to concern over terrorism and possible further conflict in the Middle East and in other regions in the world.

        Our trade show segment continues to be negatively impacted by the economic recession. Our trade shows directed to the technology sector continues to suffer from the overall curtailment of spending in technology markets, which impacts marketing spending by our customers. Our trade shows directed to the fashion sector were impacted by a difficult apparel retail business environment and the impact of the terrorist attack of September 11, 2001 on exhibiting companies and attendance at our February MAGIC events. Attendance at our August MAGIC events increased significantly over the spring events and MAGIC remains the major fashion and apparel event in the industry with over 850,000 square feet of exhibit space. We expect any improvement in the performance of our trade show segment to lag behind any general economic recovery, just as it lagged the downturn in the economy going into recession beginning in late 2000. Our trade shows remain sensitive to cutbacks in travel in response to concern over terrorism and possible further conflict in the Middle East and in other regions of the world.

        In response to the decline in revenues throughout 2001 and 2002, we implemented cost management actions, including the layoff of staff, reductions in travel and other operating costs, and reorganization of certain support functions and processes. Between January 2001 and December 2002 we reduced our overall headcount by 240 or 16.3% across all functions in our company. Through these cost reduction initiatives, we were able to mitigate the effect of the decline in revenue on our operating results in 2002.

        The persistence of the general economic slowdown in the U.S. will likely result in continued weakness in overall marketing and advertising expenditures by our customers into 2003. As a result, we expect our revenues, operating income and EBITDA to reflect this overall weakness. However, we believe that our balanced portfolio between trade shows and publications and our diversification of these products across many industry sectors may mitigate the overall impact from continued weakness in general economic conditions and reduce the potential impact from the volatility of any one sector.

        Our Term Loans (Term loan A and Term loan B) contain restrictive covenants which require us to, among other things, maintain a maximum quarterly leverage ratio (as defined) that declines quarterly through the first quarter of 2004. In March 2002, we sought and obtained an amendment to the Credit Facility which provided eight quarters of covenant relief by increasing the existing maximum quarterly leverage ratios in 2002 and 2003. In the fourth quarter of 2002, we met our maximum leverage ratio requirement of 6.75:1 with a ratio of 6.36:1. We believe that we will comply with all covenants during 2003. In the event that we do not achieve our operating plan, we may need to adjust certain planned operating expenses and/or delay capital expenditures in order to meet the leverage ratio requirement throughout 2003.

        In 2004, the covenant relief provided in the amendment expires resulting in step-down in the maximum leverage ratio from 5.75:1 in the fourth quarter 2003 to 4.50:1 in the first quarter of 2004 and then declines on a quarterly basis over the next two quarters to 4.00:1 in the third quarter of 2004, where it remains for the term of the loan agreement. We believe that the economic slowdown will continue into 2003, and, as a result, we do not anticipate that we will meet the leverage ratio requirement as of the first quarter of 2004. Accordingly, we are evaluating several alternatives for seeking a modification to the terms of our Credit Facility. However, there can be no assurance that we and our lenders will be able on agree to revised terms acceptable to both parties.

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

        In 2001, our parent, Advanstar, Inc., more tightly focused the activities of Advanstar.com. These plans had the effect of more closely integrating many of the sales, marketing, technology and operating functions of Advanstar.com with our core activities in publishing, trade shows, and marketing services. As a result of the reorganization and redirection of the activities of Advanstar.com during 2001, there has been a significant reduction in the levels of funding by us to Advanstar.com during 2002. We funded approximately $2.4 million in support of those operations in 2002 compared to approximately $16.6 million in 2001. This level of support represents a significant reduction in the operating costs of Advanstar.com from those in 2001.

        In the third quarter of 2001, certain events, including the slowdown in the economy, the changing business environment and continuing operating losses of Advanstar.com, caused management of Advanstar, Inc. to consider certain options between us and our sister subsidiary, Advanstar.com, to satisfy the outstanding advances and notes due to us from Advanstar.com. Accordingly, through December 31, 2001 we accounted for these advances and notes to Advanstar.com as a charge to capital in excess of par value in the accompanying consolidated balance sheet, pending final determination of the disposition of these advances and notes.

        In the first quarter of 2002, management of Advanstar, Inc. began to consider the further consolidation of the activities of Advanstar.com with us, or a merger of Advanstar.com into us. Consequently, we recorded a first quarter non-cash charge of $37.2 million related to a provision against the outstanding advances and notes due to us from Advanstar.com as of December 31, 2001.

        In the first quarter of 2002 we began recording the current advances and notes issued for funds advanced to Advanstar.com as an operating expense in our consolidated statement of operations, as a reflection of the ongoing nature of the operations of Advanstar.com in support of our operations as a result of the restructuring of the activities of Advanstar.com in 2001. Net advances and notes included in operating expenses in 2002 were approximately $2.4 million.

  Presentation of Financial Information

Acquisitions and Joint Ventures

        Since May 31, 1996, we have completed 35 acquisitions and joint ventures, three of which were completed in 2000, four in 2001 and four in 2002.

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

  •
  From January 1, 2002 through December 31, 2002 we completed the acquisitions of AIIM International Exposition and Conference, HT—the Magazine for Healthcare Travel Professionals and

    several smaller publications for a cumulative purchase price totaling $24.0 million in cash and assumed liabilities.

        We have accounted for our acquisitions under the purchase method of accounting. Accordingly, our results of operations include the effect of these acquisitions from the date of purchase. The pro forma operating results of the acquisitions are not material relative to our operating results.

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

        In connection with the adoption of FAS 142, we engaged an appraiser to determine the fair value of the Company as of January 1, 2002. Based on this valuation, which utilized a discounted cash flow valuation technique, we recorded a goodwill impairment charge of $66.8 million, net of minority interest effect of $4.1 million, in the first quarter of 2002, attributable primarily to an impairment of the carrying value of goodwill related to the Acquisition. The charge is reported as a cumulative effect of a change in accounting principle.

        During the first quarter of 2001, we recorded an extraordinary charge of approximately $2.6 million, net of a deferred tax benefit of approximately $1.5 million, in connection with the repayment of the 9.25% senior subordinated notes and the write-off of deferred financing fees related to the bridge facility. The 9.25% senior subordinated notes were refinanced with the proceeds of the 12.00% senior subordinated notes and the concurrent offering of additional senior discount notes. See Notes to our Consolidated Financial Statements included within this annual report for further details. Upon adoption of SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.", in 2003 we will reclassify this extraordinary item into our 2001 operating loss.

  Stock Option Compensation.

        We account for stock-based compensation using the intrinsic value method. As a result, due to the variable features of option grants under our old option plan, we historically measured compensation cost as the difference between the exercise price of the options and the fair value of the shares underlying the options at the end of the period. We then recognized a non-cash compensation charge or benefit. We no longer have a variable-feature benefit plan after the Acquisition and we therefore do not anticipate that we will recognize stock option compensation charges under the plan as currently in effect. Our results in 2000, including our EBITDA, were positively impacted by non-cash compensation benefits recognized due to a decrease in the fair value of the shares underlying the options at the end of the period.

  Sources of Revenue

Trade Shows and Conferences

        The trade shows and conferences segment derives revenue principally from the sale of exhibit space and conference attendance fees generated at its events. In 2002, approximately 82% of our trade shows and conferences revenue was from the sale of exhibit space. Events are generally held on an annual basis in major metropolitan or convention areas such as New York City or Las Vegas. At many of our trade shows, a portion of exhibit space is reserved and partial payment is received as much as a year in advance. The sale of exhibit space is generally impacted by the on-going quality and quantity of attendance, venue selection and availability, industry life cycle and general market conditions. Revenue and related direct event expenses are recognized in the month in which the event is held. Cash is collected in advance of an event and is recorded on our consolidated balance sheet as deferred revenue.

Trade Publications

        The trade publications segment derives revenue principally from the sale of advertising in its business-to-business magazines. Additionally, certain publications derive revenue from paid subscriptions and custom publishing. Paid subscriptions comprise less than 5% of total publishing revenue. Most publications are produced monthly with advertising sold both on an annual schedule and single insertion basis. The sale of advertising is generally impacted by new product releases, circulation quality, readership and general market conditions. Advertising revenue is recognized on the publication issue date, and subscription revenue, if any, is recognized over the subscription period, typically one year.

        Our publishing properties operate in many different markets and industries which are subject to economic conditions prevalent in those industries. Accordingly, publishing revenues may fluctuate in connection with the markets in which we operate.

Marketing Services

        The marketing services segment derives its revenue from the sale of value-added marketing products such as classified advertising, both print and internet-based, direct mail services, reprints, database marketing, directories, guides and reference books. These products complement and, in many cases, utilize the content or databases generated by our trade shows, conferences and publications. The sale of these products is generally impacted by the success of the event or publication from which these products are derived, the quality of the sales team and general market conditions. Revenue is generally recognized when the applicable product is shipped.

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

Trade Publications

        Costs incurred by the trade publications segment include printing, paper and postage; selling and promotion; editorial and prepress; and circulation acquisition and fulfillment. Additionally, publisher and sales staff costs, and production, editorial and circulation staff costs, with related payroll taxes and benefits, are charged to the publications. We outsource the actual printing of our publications. Printing, paper and postage costs are charged to operations at the time of publication issuance. All other direct costs are charged to operations in the month incurred.

Marketing Services

        Costs of the marketing services segment include printing and distribution costs, database administration fees and selling and product development salaries and related payroll taxes and benefits. All direct costs are expensed in the month incurred.

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

        We apply the following critical accounting policies in the preparation of our consolidated financial statements:

  Revenue Recognition.    We recognize revenue as discussed in the "—Sources of Revenue" section above. The balance of deferred revenue at December 31, 2002 was $49.8 million and $3.3 million for trade shows and trade publications, respectively. On a relative basis, our deferred revenue reaches its highest levels during the second and fourth quarters of the year largely due to the timing of the MAGICtrade shows and our other large trade shows and conferences.

  Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      The allowance for doubtful accounts is an estimate based on specifically identified accounts as well as general reserves. We evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations. In these cases, management uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. We also establish a general reserve for all customers based on percentages applied to the aging balance. This percentage is based on historical collection and write-off experience and varies by geographic region. If circumstances change, our estimates of the recoverability of amounts due us could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known.

  Deferred Taxes.    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. At December 31, 2002 we have recorded a valuation allowance to offset the deferred tax benefit associated with net operating loss carryforwards in foreign tax jurisdictions and to offset the net deferred tax assets of the Company because we believe realization of these benefits is not more likely than not. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to subsequently determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, a reduction in the net valuation allowance would result in an income tax benefit and would increase income in the period such determination was made.

  Amortization of Intangible Assets.    Trade exhibitor and advertiser lists are amortized on a double-declining balance method over 6 years and five years, respectively. For periods prior to April 1, 2001, trade exhibitor and advertiser lists were amortized on a straight-line method over 8 years. Subscriber lists and other intangible assets are being amortized on a straight-line method over 3 to 10 years. We amortize intangible assets on a basis which corresponds to our projections of future cash flows directly related to these intangible assets. The estimates that are included in our projection of future cash flows are based upon the best available information at the time that the determination of useful life and amortization method are made. A change in circumstances could result in a determination that the related assets are impaired and impairment charges to reduce the carrying value of intangible assets may be necessary.

  Impairment of Long-Lived Assets.    We evaluate the carrying value of long-lived assets, including identifiable intangibles, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying value is reduced to the estimated fair value as measured by the associated discounted cash flows.

      Under SFAS No. 142, we evaluate goodwill for impairment using a two-step test based upon a fair value approach. The first step is used to identify a potential impairment through an estimate of the fair value of certain of our reporting units (as defined by SFAS No. 142), while the second step calculates the amount of impairment, if any. Additionally, goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. Prior to January 1, 2002, we evaluated goodwill for impairment using the method described in the preceding paragraph. We determine the fair value of our reporting units by application of a discounted cash flow analysis. We make estimates that are included in our discounted cash flow analyses based upon the best available information at the time that the determinations of fair value are made. If circumstances change, our estimates of fair value will also change and could result in a determination that additional impairment charges to reduce the carrying value of goodwill are necessary.

Results of Operations

  2002 compared to 2001

Net Revenue

        Total net revenue declined $39.8 million, or 11.5%, to $307.2 million in 2002 from $347.0 million in 2001.

        Revenue from trade shows and conferences declined $27.2 million, or 14.6% to $159.1 million in 2002 from $186.3 million in 2001. Our trade shows had 5.1 million square feet of exhibit space, a declined of approximately 13.6% from 2001. This decline occurred across most of the sectors in which we held events, however, it was concentrated in the technology, fashion and art sectors. The technology sector continues to suffer from the overall curtailment of spending in technology markets, which impacts marketing spending by our customers. Our fashion sector was impacted by a difficult apparel retail business environment and the impact of the terrorist attack of September 11, 2001 on exhibiting companies and attendance at our February MAGIC events. Attendance at our August MAGIC events increased significantly over the spring events and MAGIC remains the major fashion and apparel event in the industry with over 850,000 square feet of exhibit space. The art sector is particularly subject to economic downturns due to the discretionary purchasing nature of its product. We also held fewer events in several of our markets, including the IT markets in the U.S., Europe and Brazil and the art market. These declines were partially offset by revenue from our AIIM acquisition and several product launches.

        Trade publications and related marketing services revenue declined $12.6 million, or 7.9% to $148.1 million in 2002 from $160.7 million last year. Advertising pages declined approximately 2.2% and revenue per page declined approximately 6.4% across our portfolio, both principally due to adverse economic conditions. The page decline was concentrated in our technology and travel sectors. Pages increased 4.4% across all sectors other than technology and travel, primarily due to market share gains, resulting in a 1.6% revenue increase in these other sectors. The overall decline in revenue was partially offset by the acquisition late in the year of Healthcare Traveler and several new publication launches in our pharmaceutical market.

Cost of production and selling

        Cost of production and selling expenses declined $32.3 million, or 14.7%, to $187.7 million in 2002 from $220.0 million in 2001.

        Expenses of trade shows and conferences declined $21.1 million, or 21.3%, to $78.2 million in 2002 from $99.3 million in 2001. The shortfall in revenue for the period was substantially mitigated by cost savings associated with canceling certain events in 2002 and by our continuing actions to reduce our cost structure in response to lower revenues in this current economic downturn. Notwithstanding our cost management actions, in 2002 we made strategic investments in our MAGIC events and other key trade shows which we believe will strengthen the events and position them for long term growth as the economy recovers. In 2002 we also received an insurance recovery of $2.8 million in the third quarter related to losses resulting from the terrorist attack of September 11, 2001 that are reported as a reduction of our 2002 costs.

        Expenses of trade publications and marketing services declined $11.2 million, or 9.3%, to $109.5 million in 2002 from $120.7 million in 2001. Revenue reductions were offset by cost reduction programs including cost reductions in circulation, sales promotion, staffing and a 14% reduction in paper costs. At the same time, we restructured our sales and editorial teams using metrics-based productivity measures. We believe these measures have enabled our sales and editorial teams to increase efficiency and deepen our penetration of our customer base. Operating costs of Healthcare Traveler, acquired in October 2002, and an increase in sales staff resources dedicated to developing our small space advertiser page opportunities also served to partially offset the overall decline in operating expenses of trade publications and marketing services.

General and administrative expenses

        General and administrative expenses declined $0.7 million, or 1.9% to $35.0 million in 2002 from $35.7 million in 2001. This decrease was primarily attributable to our ongoing cost reduction programs including reductions in travel and other operating costs, and reorganization of certain support functions and processes.

Depreciation and amortization

        Depreciation and amortization expense declined approximately $25.1 million to $69.1 million in 2002 from $94.3 million in 2001 primarily due to the adoption in January 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets", and the effect of the declining balance method of accelerated amortization on our exhibitor and advertiser lists, partially offset by additional amortization related to acquisitions and fixed asset additions. Upon adoption of SFAS No. 142 we discontinued the amortization of goodwill. Excluding goodwill amortization recorded in 2001, depreciation and amortization increased $2.5 million.

Operating income (loss)

        Operating loss increased $21.2 million to $24.2 million in 2002 from $3.0 million in 2001. This increase is primarily due to a non-cash charge of $37.2 million related to a write-off of notes and advances due from our affiliated dot.com company, a $2.4 million charge related to current funding of our affiliated dot.com company and the declines in revenue partially offset by a reduction in amortization expense and certain other operating expenses as more fully discussed above.

Interest expense

        Net interest expense declined $4.3 million, or 7.7%, to $51.2 million in 2002 from $55.5 million in 2001 due to a decrease in our weighted average interest rate of approximately 1.8%, partially offset by an increase in our weighted-average debt outstanding of approximately $3.5 million. In February 2001, we replaced our then outstanding $150.0 million 9.25% senior subordinated notes with $160.0 million 12.00% senior subordinated notes.

        Approximately $164.8 million of our total debt is at a fixed rate through coupon rates on our senior subordinated notes with an additional $150.0 million covered by our interest rate protection agreements. While we do not anticipate a significant change in interest rates in the near term, a 100 basis point increase in interest rates on variable rate debt would have resulted in an increase in interest expense of $2.4 million.

Other income (expense), net

        Other income increased $2.1 million to $2.9 million in 2002 from $0.8 million in 2001. This increase was primarily a result of an increase in non-cash gains related to our foreign currency, interest rate hedging activities and foreign exchange gains.

Provision (benefit) for income taxes

        We recorded a tax benefit of approximately $15.5 million in 2002 compared to a tax benefit of approximately $11.2 million in 2001. We reduced our effective tax rate in 2002 as a result of establishing a valuation allowance to offset our net deferred tax assets due to uncertainty about ultimate realization. At December 31, 2001 we had a net deferred tax liability. At that time we had established a valuation allowance to offset the potential benefits related to our net operating loss carryforwards in foreign jurisdictions. At December 31, 2002, due to the goodwill impairment charge recorded in 2002 and the accelerated amortization of intangible assets for financial reporting purposes, we had a net deferred tax asset in the U.S tax jurisdiction. We established a valuation allowance to offset all of these net deferred tax assets due to uncertainty about their ultimate realization.

Cumulative effect of accounting change

        In connection with the adoption of FAS 142, "Goodwill and Other Intangible Assets", we recorded a goodwill impairment charge of $66.8 million, net of minority interest effect of $4.1 million, in the first quarter of 2002, attributable primarily to an impairment of the carrying value of goodwill related to the Acquisition. In 2001, in connection with the adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", we recorded a charge of $0.6 million.

Net Loss

        Net loss was approximately $124.3 million in 2002 compared to $49.8 million in 2001. This increase is primarily attributable to an increase in our operating loss and our goodwill impairment charge, partially offset by a reduction in interest expense and an increase in our income tax benefit.

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

Net Revenue

        Total net revenue decreased $30.5 million, or 8.1%, to $347.0 million in 2001 from $377.5 million in 2000.

        Net revenue from trade shows and conferences declined $12.1 million, or 6.1%, to $186.3 million in 2001 from $198.4 million in 2000. Strong performances in our larger first and third quarter events, such as MAGIC and the New York art and beauty shows, our motorcycle shows and our Brazil telecom show, and the acquisition of an e-Learning conference (TechLearn) were partially offset by the impact of the realignment of our East Coast fashion events and the cancellation of several events in Europe and the United States in our call center and IT sectors. In the aftermath of September 11th, we held 18 events as scheduled, rescheduled two events later in 2001 and cancelled a small conference in Paris. Most of our events held after September 11th performed below the prior year due to the lingering impact of the September 11th terrorist attacks and the persistence of the general economic slowdown in the U.S., and will likely continue at least through the first half of 2002.

        Trade publications and related marketing services net revenue declined $18.4 million, or 10.3%, to $160.7 million in 2001 from $179.1 million in 2000. The continued slowdown in the U.S. economy resulted in an 8.8% decrease in advertising pages combined with a 2.8% decrease in revenue per page. This decline in trade publication revenue worsened as the year unfolded, particularly in the Technology, Communications, Travel and Hospitality sectors. Partially offsetting this decline was our acquisition at the end of the first quarter of Motor Age and Automotive Body Repair News.

Cost of production and selling

        Cost of production and selling expenses decreased 21.0 million, or 8.7%, to $220.0 million in 2001 from $241.0 million in 2000.

        Expenses of trade shows and conferences decreased $12.9 million, or 11.5%, to $99.3 million in 2001 from $112.2 million in 2000. This decrease was primarily due to cost savings associated with cancelled events and ongoing cost reduction programs, partially offset by costs related to our acquisition of TechLearn, discussed above and new product launches.

        Expenses of trade publications and marketing services decreased $8.1 million, or 6.3%, to $120.7 million in 2001 from $128.8 million in 2000. We have mitigated the effects of the 15% postal rate increase in January 2001 and the costs related to our acquisitions described above through cost savings on our base portfolio related to our ongoing cost reduction program and cost savings related to cancelled publications.

General and administrative expenses

        General and administrative expenses declined $5.0 million, or 12.3% to $35.7 million in 2001 from $40.7 million in 2000. This decrease was primarily due to staff and compensation reductions as part of our cost reduction efforts in response to the worsening economic situation in 2001. In addition, we incurred sale transaction bonuses in the fourth quarter of 2000 for which there was no corresponding expense in 2001.

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

Operating income (loss)

        Operating income declined $45.9 million to a loss of $3.0 million in 2001 from income of $42.9 million in 2000. This decline is primarily due to a decline in revenue and an increase in depreciation and amortization, partially offset by a decline in general and administrative expenses and cost of production and selling expenses.

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

Net Loss

        Net loss was approximately $49.8 million in 2001 compared to $18.5 million in 2000. This increase is primarily attributable to our operating loss in 2001 as described above and an increase in interest expense, also described above, partially offset our income tax benefit recorded in 2001.

Liquidity and Capital Resources

        Our cash flow provided by operating activities and EBITDA for the year ended December 31, 2002 was approximately $24.3 million and $44.1 million, respectively. EBITDA declined approximately

$46.1 million from $90.2 million in 2001, due primarily to the reduction in operating income as discussed above. Reflected in our EBITDA for the year ended December 31, 2002 is a non-cash charge of $37.2 million related to a provision for notes and advances to Advanstar.com, our affiliated dot.com company. If we were to add back this non-cash provision, our EBITDA would have been $81.3 million. We believe that EBITDA is a useful supplement to cash flow from operations and operating income because we believe that investors use EBITDA to help them understand our ability, and the ability of other companies in our industry, to service and/or incur indebtedness and to pay taxes. However, our method of computation may not be comparable to other similarly titled measures of other companies. We use EBITDA to determine our compliance with key financial covenants under our existing credit facility, which impact the amount of indebtedness we are permitted to incur. The definition of EBITDA in our existing credit facility is based, in part, on our EBITDA and includes adjustments described in our credit agreement (a copy of our credit agreement, as amended, has been filed with the Securities and Exchange Commission). See "Item 6—Selected Financial Data—Selected Historical Consolidated Financial Data, Note 4" above for our reconciliation of EBITDA to cash flows provided by operating activities.

        Since the DLJ Acquisition, our principal sources of liquidity have been cash flow from operations and borrowings under our credit facility and our principal uses of cash have been the debt service requirements of our indebtedness described below, capital expenditures and strategic acquisitions. As of December 31, 2002, we had total indebtedness of $557.7 million and approximately $40.3 million of borrowings available under our revolving credit facility.

        Credit facility.    The term loan facility under the credit facility consists of a $100.0 million amortizing term loan A maturing April 11, 2007 and a $315.0 million amortizing term loan B maturing October 11, 2008. The credit facility also includes an $80.0 million revolving credit facility. The revolving credit facility will terminate in April 2007. The credit facility may be increased by up to $50.0 million at our request, with the formal prior consent of the lenders or other financial institutions providing the increase. However, there can be no assurance that this consent would be obtained if requested. In February 2001, we repaid $10.8 million of term loan A and $34.2 million of term loan B at the closing of the issuance of our 12.00% Series B senior subordinated notes due 2011(the Replacement Notes). The balances outstanding on our term loans A and B at December 31, 2002 were $75.0 million and $280.8 million.

        Borrowings under the credit facility generally bear interest based on a margin over, at our option, the base rate or the reserve-adjusted London-interbank offered rate (LIBOR). The applicable margin for revolving credit loans and term loan A will vary based upon our ratio of consolidated debt to EBITDA, as defined in the credit facility and is currently 3.25% over LIBOR. The applicable margin for term loan B is 4.00% over LIBOR and 2.75% over the base rate. Our obligations under the credit facility are guaranteed by Advanstar Holdings Corp., our ultimate parent company, and all our existing and future domestic subsidiaries and are collateralized by substantially all of the assets of our company and the subsidiary guarantors, including a pledge of the capital stock of all our existing and future domestic subsidiaries, a pledge of no more than 65% of the voting stock of any foreign subsidiary directly owned by our company or any domestic subsidiary, a pledge of all intercompany indebtedness in favor of Advanstar, Inc., our company and our domestic subsidiaries, a pledge of our company's and Advanstar IH, Inc.'s capital stock by our parent company, and a pledge of our parent company's capital stock by Advanstar Holdings Corp. The credit facility contains restrictive covenants that, among other things, limit our ability to incur debt, pay dividends and make investments.

        Our Term Loans (Term loan A and Term loan B) contain restrictive covenants which require us to, among other things, maintain a maximum quarterly leverage ratio (as defined) that declines quarterly through the first quarter of 2004. In March 2002, we sought and obtained an amendment to the Credit Facility which provided eight quarters of covenant relief by increasing the existing maximum quarterly leverage ratios in 2002 and 2003. In the fourth quarter of 2002, we met our maximum leverage ratio requirement of 6.75:1 with a ratio of 6.36:1. We believe that we will comply with all covenants during 2003. In the event that we do not achieve our operating plan, we may need to adjust certain planned operating expenses and/or delay capital expenditures in order to meet the leverage ratio requirement throughout 2003.

        In 2004, the covenant relief provided in the amendment expires resulting in a step-down in the maximum leverage ratio from 5.75:1 in the fourth quarter 2003 to 4.50:1 in the first quarter of 2004 and then declines on a quarterly basis over the next two quarters to 4.00:1 in the third quarter of 2004, where it remains for the term of the loan agreement. We believe that the economic slowdown will continue into 2003, and, as a result, we do not anticipate that we will meet the leverage ratio requirement as of the first quarter of 2004. Accordingly, we are evaluating several alternatives for seeking a modification to the terms of our Credit Facility. However, there can be no assurance that we and our lenders will be able on agree to revised terms acceptable to both parties.

        Replacement Notes.    The $160 million 12% Series B senior subordinated notes (Replacement Notes) mature in 2011 and are guaranteed by each of our existing and future domestic restricted subsidiaries. Interest on the Replacement Notes is payable semi-annually in cash. The Replacement Notes contain restrictive covenants that, among other things, limit our ability to incur debt, pay dividends and make investments. As of December 31, 2002, we were in compliance with these covenants.

        Parent company notes.    As part of the financing for the Acquisition, our parent, Advanstar, Inc., issued senior discount notes due October 2011 (the Discount Notes) with a principal amount at maturity of $103.2 million. Concurrently with the closing of the offering of the Replacement Notes, Advanstar, Inc. sold additional senior discount notes due October 2011 with an additional aggregate principal amount at maturity of $68.6 million. These Discount Notes do not require cash interest payments until 2006 and contain restrictive covenants that, among other things, limit the ability of Advanstar, Inc. and its subsidiaries (including the Company) to incur debt, pay dividends and make investments. Neither we nor any of our subsidiaries guaranteed the Discount Notes. Advanstar, Inc., however, is a holding company and its ability to pay interest on these Discount Notes will be dependent upon the receipt of dividends from its subsidiaries, principally including the Company and Advanstar.com.

        Contractual and contingent obligations.    Our contractual obligations are set forth below (in millions):

			Payments Due By Period
						After 2007
	2003	2004	2005	2006	2007		Total
Indebtedness	$17.4	$19.5	$17.1	$17.2	$45.7	$440.8	$557.7
Interest on indebtedness	45.4	40.0	38.2	37.4	35.4	69.7	266.1
Operating leases	6.1	5.7	5.4	4.9	4.7	9.0	35.8

Total Contractual Cash Obligations	$68.9	$65.2	$60.7	$59.5	$85.8	$519.5	$859.6

        Interest on indebtedness is estimated using interest rated as of December 31, 2002.

        Our contingent obligations are primarily composed of $2.6 million of letters of credit and our interest rate and foreign currency derivatives discussed more fully below in "Item 7A—Qualitative and Quantitative Disclosure About Market Risk".

  Sources and Uses of Funds

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

        We anticipate that our operating cash flow, together with borrowings under the credit facility (assuming continued compliance with the covenants contained thereon or a modification thereof), will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service and other obligations as they become due. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

        Historically, our financing requirements have been funded primarily through cash generated by operating activities and borrowings under our revolving credit facility. From time to time, we have also raised additional funds through sales of common stock, high yield offerings and term borrowings under our credit facility for purposes of completing strategic acquisitions.

        Cash flows from operating activities.    Net cash provided by operations was $24.3 million in 2002, derived primarily from our net loss of $124.3 million adjusted for a non-cash goodwill impairment charge of $66.8 million, amortization and depreciation of $69.1 million, a $37.2 million non-cash charge in 2002 related to the provision for advances due from our affiliated dot.com company, a deferred income tax benefit of $16.1 million and a use of cash caused by movements in our working capital of $8.4 million.

        Net cash provided by operations decreased $17.5 million from $41.8 million in 2001. Operating income declined $21.3 million in 2002 as discussed above. Certain non-cash charges included in operating income, primarily the provision for advances from our affiliated dot.com company and depreciation and amortization, increased approximately $12.0 million. Cash interest expense increased $1.1 million due to higher interest costs on the Replacement Notes issued in 2001offset by reduced interest rates on our senior term loans. Cash paid for income taxes declined approximately $3.2 million due primarily to federal tax refunds we received in 2002 from a carryback of net operating losses to offset taxes we paid in 2000. Additionally, cash generated from our working capital and minority interest declined $10.3 million in 2002 from 2001 levels due largely to payments on accounts payable.

        Cash flows used in investing activities.    Net cash used in investing activities declined $10.5 million to $31.2 million in 2002, from $41.7 million in 2001. This decline was principally due to significantly decreased funding of Advanstar.com which declined from $16.6 million in 2001 to $2.4 million in 2002. We anticipate that we will provide approximately $1.3 million of additional funding in 2003. Our debt instruments limit the total amount we can invest in Advanstar.com. Based on current estimates, we anticipate that we will be able to make these investments within those limitations.

        Capital expenditures declined $0.7 million in 2002 to $7.2 million compared to $7.9 million in 2001. We anticipate that we will spend approximately $5.8 million on capital expenditures in 2003, primarily for expenditures related to our desktop computers and management information systems. We believe that this amount of capital expenditures will be adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

        Cash used for acquisitions in 2002 increased $9.8 million over acquisitions completed in 2001. Our business strategy includes the consummation of strategic acquisitions. In connection with any future acquisitions, we may require additional funding, which may be provided in the form of additional debt or equity financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms or in a manner that complies with the restrictive covenants in our debt instruments. Consistent with our longstanding strategy, we continue to pursue potential acquisitions of complementary businesses.

        Cash flows from financing activities.    Cash flows from financing activities decreased $40.2 million from a source of cash of $24.8 million in 2001. We used approximately $15.4 million of net cash in financing activities in 2002, primarily in debt repayments and fees paid to our senior lenders for our Credit Facility amendment in March 2002. We paid approximately $16.2 million on our long-term debt, paid financing costs related to the amendment to our senior credit agreement of $1.8 million and drew down a net of $3.1 million on our revolving credit line to finance certain acquisitions. We also made $0.5 million in distributions to our various joint venture partners.

  Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of the liability for legal obligations associated with an asset retirement in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. The provisions of SFAS No. 143 are effective for us in 2003. We have not yet completed our analysis of the impact of adoption of SFAS No. 143. However, based upon a preliminary analysis, we do not expect adoption to have a material impact on our financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 had no impact on our results of operations or financial position.

        In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is generally effective for fiscal years beginning after May 15, 2002. We will adopt SFAS No. 145 effective January 1, 2003. The adoption of SFAS No. 145 is not expected to have a significant impact of our results of operations or financial position, but in accordance with the transition provisions, will result in reclassification of the 2001 extraordinary item into our operating loss.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a significant impact of our results of operations or financial position.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition Disclosure—an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements shall be effective for interim periods beginning after December 15, 2002. We have no immediate plans to change to the fair value based method of accounting for stock-based compensation. We have made certain disclosures required by SFAS No. 148 in the consolidated financial staements for the year ended December 31, 2002 and will make the additional stock-based employee compensation disclosures required by SFAS No. 148 beginning in the quarter ended March 31, 2003.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The disclosure requirements of this interpretation were effective for us on December 31, 2002 but did not require any additional disclosures. The recognition provisions of the interpretation are effective for us in 2003 and are applicable only to guarantees issued or modified after December 31, 2002. We do not expect adoption of these recognition provisions to have a material impact on our financial position or results of operations.

Certain Factors Which May Affect Future Results

        Trade show attendance and ad pages declined significantly in 2001 and 2002 as a result of the economic slowdown in the United States and the September 11, 2001 terrorist attacks, and this trend may continue in 2003

        Our customers typically reduce their marketing and advertising budgets during a general economic downturn or a recession in the United States or in any other market where we conduct a significant amount of business. The longer a recession or economic downturn continues, the more likely our customers may significantly reduce their marketing and advertising budgets. Any material decrease in marketing budgets could reduce the demand for exhibition space and also reduce attendance at our trade shows and conferences. Any material decrease in advertising budgets could reduce the demand for advertising space in our publications. As a result, our revenue and our cash flow from operations would decrease significantly. In addition, our integrated marketing strategy could be materially adversely affected if advertising revenue cannot support one or more of our important publications or if declines in our customers' marketing and advertising budgets require us to discontinue one or more of our important trade shows or conferences.

        Our business and results of operations in 2001 and 2002 were significantly impacted by the downturn in the U.S. economy, particularly in our Information Technology & Communications cluster and Travel & Hospitality cluster. The events of September 11th also significantly impacted our 2001 and 2002 results, including cancellations in ad pages, particularly in our travel industry publications, and cancellations of exhibitor participation in several of our events in the third and fourth quarter following September 11th.

        It is unclear what the continuing impact of the September 11, 2001 terrorist attacks in New York and Washington D.C. will have on our future results of operations and financial condition, in relationship to the impact arising from the current economic slowdown. However, further terrorist attacks and continued geopolitical concern (including conflict in the Middle East) may significantly affect our future results of operations or financial condition, whether as a result of (1) reduced attendance at, or curtailment or cancellation of, trade shows due to travel fears, (2) further reduction in economic activity and a related reduction in marketing expenditures on publications or trade shows, or (3) other circumstances that could result from these or subsequent attacks.

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

        A significant portion of our revenue and contribution before general and administrative expenses is generated from our MAGIC trade shows, so any decline in the performance of these shows would reduce our revenues and operating income

        For the year ended December 31, 2002, our MAGIC trade shows represented approximately 20% of our total revenue and approximately 34% of contribution before general and administrative expenses. We expect that the MAGIC trade shows will continue to represent a significant portion of our overall revenue and contribution in the future. Therefore, a significant decline in the performance of one or both of the MAGIC trade shows, typically held in the first and third quarters, could have a material adverse effect on our financial condition and results of operations. MAGIC's performance in 2002 was adversely affected by a difficult apparel market.

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

        We depend in part on new product introductions, and the process of researching, developing, launching and establishing profitability for a new event or publication is inherently risky and costly

        Our success depends in part upon our ability to monitor rapidly changing market trends and to adapt our events and publications to meet the evolving needs of existing and emerging target audiences. Our future success will depend in part on our ability to continue to adapt our existing events and publications and to offer new events and publications by addressing the needs of specific audience groups within our target markets. The process of researching, developing, launching and establishing profitability for a new event or publication is inherently risky and costly. We generally incur initial operating losses when we introduce new events and publications. Our efforts to introduce new events or publications may not ultimately be successful or profitable. In addition, costs related to the development of new events and publications are accounted for as expenses, so our year-to-year results may be adversely affected by the number and timing of new product launches.

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

        We depend on our senior management team, and we do not have employment contracts for many of our senior managers

        We benefit substantially from the leadership and experience of members of our senior management team and depend on their continued services to implement successfully our business strategy. The loss of any member of our senior management team or other key employee could materially adversely affect our financial condition and results of operations. Although we have entered into employment agreements with Mr. Krakoff, Mr. Alic and Mr. Loggia, we do not have employment contracts with most other members of our senior management team or other key employees. We cannot be certain that we will continue to retain their services, or the services of other key personnel, in the future. Moreover, we may not be able to attract and retain other qualified personnel in the future. We do not currently maintain key-man life insurance policies on any member of our senior management team or other key employees.

        Our international operations and expansion strategy exposes us to various risks associated with international operations

        Our growth strategy includes expanding our product and service offerings internationally. We currently maintain offices in Brazil, Germany, Hong Kong and the United Kingdom. International operations accounted for approximately 10% of our total revenue in 2002. International operations and expansion involve numerous risks, such as:

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

        Current geopolitical conditions and the continuing threat of domestic and international terrorist attacks may adversely impact our results

        International geopolitical conditions, exacerbated by the war in Iraq and the escalating tensions elsewhere have contributed to an uncertain political and economic climate, both in the United States and globally, which may affect our ability to generate revenue on a predictable basis. In particular, our travel publications remain sensitive to cutbacks in destination and vacation travel trade advertising in response to concerns over terrorism and possible further conflicts in the Middle East and in other regions of the world. In addition, terrorist attacks internationally and the threat of future terrorist attacks both domestically and internationally have negatively impacted an already weakened worldwide economy. Customers are deferring and may continue to defer or reconsider purchasing our products and services as a result of these factors. Accordingly, adverse impacts on our business due to these factors could continue or worsen for an unknown period of time.

        We have some exposure to fluctuations in the exchange rates of international currencies

        Our consolidated financial statements are prepared in U.S. dollars. However, a portion of our revenues, expenses, assets and liabilities is denominated in currencies other than the U.S. dollar, including the British Pound Sterling, the euro and the Brazilian Real. Consequently, fluctuations in exchange rates could result in exchange losses. In 2000, 2001 and 2002, there was no material effect on our net income due to currency fluctuations, but the impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. Moreover, because we intend to continue our international expansion, the effect of exchange rate fluctuations could be greater in the future. We have previously undertaken, and in the future may undertake, transactions to hedge the risks associated with fluctuations in exchange rates of other currencies to the dollar. We do not know if any hedging techniques that we may implement will be successful or will mitigate the effect, if any, of exchange rate fluctuations on our financial condition and results of operations.

        Our business is seasonal due largely to higher trade show revenue in the first and third quarters

        Our business is seasonal, with revenue typically reaching its highest levels during the first and third quarters of each calendar year, largely due to the timing of the MAGIC trade shows and our other large trade shows and conferences. In 2002, approximately 36% of our revenue was generated during the first quarter and approximately 27% during the third quarter. The second quarter accounted for approximately 20% of revenue in 2002 and the fourth quarter accounted for approximately 17% of revenue in 2002. Because event revenue is recognized when a particular event is held, we may also experience fluctuations in quarterly revenue based on the movement of annual trade show dates from one quarter to another.

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

        As of December 31, 2002, we had (a) total indebtedness of approximately $557.7 million and (b) approximately $40.3 million of borrowings available under our credit facility, subject to customary conditions. In addition, subject to the restrictions in our credit facility and the indenture, we may incur significant additional indebtedness, which may be secured, from time to time.

        We may not be able to service our debt without the need for additional financing, which we may not be able to obtain

        Our ability to pay or to refinance our indebtedness, including the notes, will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. We anticipate that our operating cash flow, together with money we can borrow under our credit facility, will be sufficient to meet anticipated future operating expenses, to fund capital expenditures and to service our debt as it becomes due assuming we continue to be in compliance with our credit facility covenants. However, we cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated revenue growth and operating improvements will be realized or that future borrowings will be available to us under our credit facility in amounts sufficient to enable us to pay our indebtedness, including the notes, or to fund our other liquidity needs. If we cannot satisfy the covenants in the credit facility, borrowings thereunder will not be possible. If we are unable to meet our debt service obligations or fund our other liquidity needs, we could attempt to restructure or refinance our indebtedness or seek additional equity capital. We cannot assure you that we will be able to accomplish those actions on satisfactory terms, if at all.

        Restrictive covenants in our debt instruments may limit our ability to engage in a variety of transactions and could trigger defaults that would accelerate all of our debt

        The indenture governing the notes contain various covenants that limit our ability to engage in a variety of transactions. In addition, the notes issued by our parent company, which we refer to as "parent company notes," and our credit facility contain other and more restrictive covenants. Our credit facility prohibits us from prepaying our subordinated indebtedness, including the notes, and also requires us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests. As a result of the economic slowdown continuing into 2003, we do not anticipate that we will meet the leverage ratio requirement in our credit facility as of the first quarter of 2004. Accordingly, we are evaluating several alternatives for seeking a modification to the terms of our credit facility. However, there can be no assurance that we and our lenders will be able to agree to revised terms acceptable to both parties. A breach of any of these covenants or other provisions in the agreement governing the credit facility, the parent company notes and/or the notes could result in a default under our credit facility, the parent company notes, and/or the notes. Upon the occurrence of an event of default under our credit facility, the lenders could elect to declare all amounts outstanding under our credit facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets, other than assets of our foreign subsidiaries, as security under our credit facility. If the lenders under our credit facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our credit facility and our other indebtedness, including the notes.

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

        The general partners of each of the DLJ Merchant Banking funds are affiliates or employees of Credit Suisse First Boston Corporation, which is also an affiliate of (1) Credit Suisse First Boston, the arranger, syndication agent and a lender under our credit facility, and (2) the general partners of each of the DLJ Investment Partners funds, the purchasers of a portion of the units issued by our parent company. Credit Suisse First Boston Corporation was also one of the initial purchasers of the notes and the initial purchaser of the additional parent company units sold in February 2001.

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

  •
  unforeseen interruptions with our largest customers; and

  •
  other factors we refer to in this report.

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

        Interest Rates.    We rely significantly on variable rate and fixed rate debt in our capital structure. At December 31, 2002, we had fixed rate debt of $164.8 million and variable rate debt of $392.9 million. The pre-tax earnings and cash flows impact for the next year resulting from a 100 basis point increase in interest rates on variable rate debt would be a reduction of pre-tax earnings of $3.9 million for the year ended December 31, 2002, holding other variables constant and excluding the impact of our interest rate protection agreements. Under the credit facility, we are required to enter into interest rate protection agreements that have the effect of causing at least half of the outstanding term loan borrowings and Replacement Notes to be fixed-rate borrowings. We have entered into agreements to cap the interest rate on $150.0 million of borrowings under our credit facility, which would have the effect of reducing the impact of interest rate increases on our earnings and cash flows.

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

        Our strategy for management of currency risk relies primarily upon conducting our operations in a country's respective currency and may, from time to time, involve currency derivatives, primarily forward exchange contracts, to reduce our exposure to currency fluctuations. As of December 31, 2002, there were open foreign exchange derivative contracts to sell with a notional amount totaling $12.1 million and to buy with a notional amount totaling $6.4 million. The estimated fair value of the foreign exchange contracts based upon market quotes was a net asset of approximately $0.1 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to an additional loss of approximately $0.4 million. Actual results may differ.

Item 8.—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Please refer to Item 15.—Exhibits, Financial Statements and Reports on Form 8-K

Item 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        No events have occurred which would require disclosure under this Item.

PART III

Item 10.—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth the name, age and position of each of our executive officers, directors and other key employees.

Name	Age	Position
Robert L. Krakoff	67	Chairman of the Board and Chief Executive Officer
James M. Alic	60	Vice Chairman, Vice President and Director
Joseph Loggia	43	President and Chief Operating Officer and Director
David W. Montgomery	45	Vice President-Finance, Chief Financial Officer and Secretary
Eric I. Lisman	46	Executive Vice President and General Counsel
Alexander S. DeBarr	43	Executive Vice President
Daniel M. Phillips	40	Executive Vice President
Scott E. Pierce	44	Executive Vice President
OhSang Kwon	34	Director
James A. Quella	53	Director
David M. Wittels	38	Director
Douglas B. Fox	55	Director

  Executive Officers

        Robert L. Krakoff has served as our Chairman and Chief Executive Officer since he joined Advanstar in July 1996. From January 1993 to June 1996, he was the Chairman and Chief Executive Officer of Reed Publishing USA, a division of Reed Elsevier Inc. which included Cahners Publishing Company, a trade publications business, and Reed Exhibition Companies, an exposition and conference business. From January 1993 to June 1996, he was also a member of the board of directors of Reed Elsevier PLC. Mr. Krakoff currently serves on the board of directors of Freedom Communications, Inc.

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

        Joseph Loggia was named President and Chief Operating Officer in June 2001. Prior to that, he had served as MAGIC's President and Chief Executive Officer since May 1997, President from August 1996 and Chief Operating Officer beginning in 1995. From August 1993 to August 1996, he was Chief Financial Officer of MAGIC. Prior to joining MAGIC, Mr. Loggia was a manager at the accounting firm of Coopers & Lybrand responsible for Fraud & Financial Investigations.

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

  Key Employees

        Alexander S. DeBarr has served as our Executive Vice President since June 1997 and is responsible for the Healthcare, Portfolio and Marketing Services markets. From February 1995 to May 1997, he was a Group Vice President of Advanstar. Mr. DeBarr also served as a Group Publisher of Advanstar from February 1993 until January 1995.

        Daniel M. Phillips currently serves as Executive Vice President of our InformationTechnology, Call Center, Telecom and Powersports markets. He was previously Vice President and General Manager of Advanstar's Technology groups. Mr. Phillips joined Advanstar in 1996 as a group publisher of America's Network, Telecom Asia and Communicationes magazines, and in 1998 was promoted to Vice President and General Manager. Prior to joining Advanstar, Mr. Phillips was responsible for publications for EMAP (U.K.) in the area of telecommunications.

        Scott E. Pierce currently serves as Executive Vice President responsible for the Travel & Hospitality group, Pharmaceutical & Science group, Licensing group and the Art and Beauty groups. Mr. Pierce joined Advanstar in 1997 as a group publisher of the Travel & Hospitality group.

  Directors

        Robert L. Krakoff.    See "—Executive Officers."

        James M. Alic.    See "—Executive Officers."

        Joseph Loggia.    See "—Executive Officers."

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

        James A. Quella has served as a director since October 2000. Mr. Quella joined DLJ Merchant Banking, Inc. in 2000 as a Managing Director and Operating Partner. Immediately prior to joining DLJ, he was a Managing Director at GH Venture Partners. From 1990 to 1999, Mr. Quella worked at Mercer Management Consulting where he served as a senior consultant and became Vice Chairman in 1997. Mr. Quella was also a Director of Mercer Consulting Group and Executive Partner of Marsh McLennan Companies. Mr. Quella currently serves on the board of directors of Merrill Corporation and Von Hoffman Press, Inc.

        David M. Wittels has served as a director since October 2000. Mr. Wittels has been a Managing Director of DLJ Merchant Banking, Inc. since 2001 and has served in various capacities with DLJ Merchant Banking for the past five years. Mr. Wittels serves as a director of AKI Holding Corp., AKI Inc., Mueller Holdings (N.A.) Inc. and Ziff Davis Holdings Inc.

        Douglas B. Fox has served as a director since September 2002. Mr. Fox is a private investor and consultant. Prior to his current activities, he served as Senior Vice President of Marketing and Strategy at Compaq Computer Company from 2000 to 2001 and Sr. V.P. of Marketing at International Paper Inc. from 1997 to 2000. He served as President of Landmark Communications Inc. in 1994 to 1996 and prior to that while at Newsday in New York from 1987 to 1994 he served as President and Chief Operating Officer. Mr. Fox currently serves on the Board of Directors of Bowne Inc. as well as Bowne Global Services.

Item 11.—EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table presents compensation paid to our chief executive officer and four other most highly paid officers in the last three fiscal years.

Name and Principal Position	Year	Salary	Bonus(1)		Other Annual Compensation(4)	Long-Term Compensation Awards Securities Underlying Options/SARs		All Other Compensation
Robert L. Krakoff	2002	$600,000	$245,246		$13,680	—		$19,948	(3)
Chairman of the Board and Chief	2001	600,000	—	(5)	19,721	—		19,578	(3)
Executive Officer	2000	522,308	194,805		4,861	900,000		12,624	(3)
James M. Alic	2002	209,230	—	(7)	—	—		8,426	(3)
Vice Chairman, Vice President	2001	500,000	—	(5)	—	—		7,594	(3)
and Director	2000	422,308	157,700		5,392	275,000	(6)	7,112	(3)
Joseph Loggia	2002	500,000	204,373		—	100,000		6,775	(3)
President and Chief Operating	2001	500,000	—	(5)	3,375	—		5,195	(3)
Officer	2000	565,385	280,933		—	400,000		1,622,611	(2)
David W. Montgomery	2002	250,000	58,000		—	50,000		6,504	(3)
Vice President-Finance, Chief	2001	250,000	17,000		1,500	—		5,895	(3)
Financial Officer and Secretary	2000	210,000	110,836		14,712	200,000		773,246	(2)
Eric I. Lisman	2002	350,000	59,200		—	50,000		6,773	(3)
Executive Vice President and	2001	280,000	10,000		—	50,000		5,961	(3)
General Counsel	2000	257,500	110,156		—	100,000		414,520	(2)

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

(6)
In connection with a change in Mr. Alic's role with the Company, in fiscal 2002 the options awarded to Mr. Alic during the fiscal year 2000 were reduced to 168,750.
(7)
See "—Employment Agreements and Arrangements" for a discussion of Mr. Alic's amended employment agreement.

Option Grants in Last Fiscal Year

        The following table sets forth each grant of stock options made by Advanstar (consisting of options to purchase stock of Holdings) during the year ended December 31, 2002 pursuant to the 2000 Management Incentive Plan described below to each of the named executive officers. We have not granted any stock appreciation rights.

OPTION GRANTS IN LAST FISCAL YEAR

		% of Total Options Granted to Employees in Fiscal Year			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options Granted
Name			Exercise Price ($/share)	Expiration Date
					5% ($)	10% ($)
Joseph Loggia	100,000	19.0%	$10.00	2012	$628,895	$1,593,742
David W. Montgomery	50,000	9.5%	10.00	2012	314,447	796,871
Eric I. Lisman	50,000	9.5%	10.00	2012	314,447	796,871

Option Exercises and Holdings

        The following table sets forth, for each of the officers named in the Summary Compensation Table, certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2002. None of the unexercised options were "in the money" at December 31, 2002.

Aggregated Option Exercises in 2002 and December 31, 2002 Option Values

	Number of Shares Acquired on Exercise		Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End
Name		Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Robert L. Krakoff	—	$—	337,500	562,500	$—	$—
James M. Alic	—	—	86,168	82,582	—	—
Joseph Loggia	—	—	150,000	350,000	—	—
David W. Montgomery	—	—	75,000	175,000	—	—
Eric I. Lisman	—	—	50,000	150,000	—	—

Stock Option and Incentive Plans

  1996 Stock Option Plan

        Advanstar, Inc.'s Second Amended and Restated 1996 Stock Option Plan, as amended (the "1996 Plan"), provided for the issuance of a maximum of 2,051,124 shares of its common stock pursuant to the grant of non-qualified stock options to employees and other individuals who rendered services to Advanstar, Inc. As of December 31, 1999, options to purchase 2,031,100 shares of Advanstar, Inc.'s common stock at an average exercise price of $8.24 were outstanding under the 1996 Plan, and no options had been exercised. Under the terms of the 1996 Plan and existing award agreements, upon the closing of the Acquisition all outstanding options became fully vested and exercisable. Under the acquisition agreement, the holder of each option outstanding under the 1996 Plan whose exercise price was less than the value of the merger consideration received for each option, an amount equal to the per share merger consideration minus the exercise price for such option. Outstanding options whose exercise price exceeded the value of the merger consideration were canceled as of the closing of the merger.

  2000 Management Incentive Plan

        The 2000 Management Incentive Plan was adopted by the board of Advanstar Holdings ("Holdings") on October 11, 2000 and amended by the board of Holdings as of September 17, 2002 and December 10, 2002. The following description of the plan is intended to be a summary and does not describe all provisions of the plan.

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

Type of Awards Under the Plan

        The plan provides that the compensation committee may grant non-statutory stock options to eligible participants subject to such terms, conditions and provisions as the compensation committee may determine to be necessary or desirable.

Number of Authorized Shares

        Holdings has authorized a maximum of 3,447,789 shares of its common stock for participants under the plan during the term of the plan, of which 3,243,750 have been granted and remain outstanding as of December 31, 2002. In addition, the number of shares available will be increased to the extent that shares are not purchased on a leveraged basis under Holdings' Direct Investment Program. The compensation committee may adjust the number and class of shares available under the plan to prevent dilution or enlargement of rights in the event of various changes in Holdings' capitalization.

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

Employment Agreements and Arrangements

        Mr. Krakoff has entered into an employment agreement with Advanstar, Inc., dated as of August 14, 2000 which became effective on the closing of the Acquisition. The agreement provides for a term through September 30, 2003. Pursuant to the agreement, Mr. Krakoff is entitled to annual base salary of $600,000. Mr. Krakoff is also entitled to annual bonuses based on our EBITDA for any year, up to a maximum bonus in any one year of 100% of base salary. The agreement provides for indemnification of the executive to the extent permissible under New York law. The agreement further provides for severance benefits equal to one year's base salary and benefits and a pro rated bonus upon termination of employment by Advanstar without "cause" or by the executive for "good reason," which includes a change of control. Mr. Krakoff also entered into a non-competition and confidentiality agreement with us. The non-compete period is one year after termination of employment unless employment is terminated by us without cause or by the executive for good reason, in which case the non-competition period is six months. During the non-compete period, the executive may not hire any employee or solicit any trade show or publishing business from a third party that has a relationship or contract with us.

        Mr. Alic has entered into an employment agreement with us which was amended effective March 1, 2002. The amended agreement provides for a fixed term through September 30, 2002, and continuation thereafter until terminated upon not less than sixty days notice by either party. Pursuant to the amended agreement, Mr. Alic will continue to serve on a part-time basis as our Vice Chairman and will be entitled to an annual base salary of $150,000. The amended agreement does not provide for a bonus payment or severance upon termination. The agreement provides for indemnification of the executive to the extent permissible under New York law. Mr. Alic also entered into a non-competition and confidentiality agreement with us. The non-compete period is one year after termination of employment unless employment is terminated by us without cause or by the executive for good reason, in which case the non-competition period is six months. During the non-compete period, the executive may not hire any employee or solicit any trade show or publishing business from a third party that has a relationship or contract with us.

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

        Advanstar Communications Inc. currently has a severance arrangement with David W. Montgomery, its Vice President-Finance, Chief Financial Officer and Secretary. In the event that Mr. Montgomery's employment is involuntarily terminated for any reason other than cause, the arrangement provides that Mr. Montgomery will receive a termination payment equal to six months salary.

        Advanstar, Inc. currently has a severance arrangement with Eric I. Lisman, its Executive Vice President and General Counsel. In the event that Mr. Lisman's employment is terminated for any reason other than cause or if Mr. Lisman's principal office location is relocated outside the greater

Boston area, the arrangement provides that Mr. Lisman will receive twelve months of severance based on his then current salary, his target bonus and health benefits.

        We do not have employment agreements with our other named executive officers.

Director Compensation

Standard Arrangements

        We currently have no standard arrangements pursuant to which our directors would be compensated for their services as a director.

Other Arrangements

        On September 17, 2002, Mr. Douglas B. Fox was appointed to the Board of Directors of the Company as a director. Mr. Fox receives an annual retention fee of $20,000 and, through Renaissance Brands, LLC, a company wholly owned by Mr. Fox, a separate annual advisory fee of $30,000, both payable in equal quarterly installments. Mr. Fox is also reimbursed for all reasonable out-or-pocket expenses incurred in connection with his service as a director of the Company.

        As of the date of his appointment, Mr. Fox was granted options to purchase 25,000 shares of the common stock of Holdings at an exercise price of $10.00 per share, pursuant to Holdings' 2000 Management Incentive Plan. These options will vest over a four-year period, with 20% vesting immediately and an additional 20% vesting on each anniversary of the grant. Mr. Fox was also granted the right, expiring December 31, 2002, to purchase up to 50,000 shares of the common stock of Holdings at a price of $10.00 per share, which he did not exercise.

Compensation Committee Interlocks and Insider Participation

        We do not have a compensation committee. During the fiscal year ended December 31, 2002, Messrs. Krakoff, Loggia and Montgomery participated in deliberations of our board of directors concerning executive officer compensation.

Item 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        All of our common stock is owned by our parent company, Advanstar, Inc., which is wholly-owned by Advanstar Holdings. The following table sets forth information with respect to the beneficial ownership of Holdings' common stock as of March 28, 2003 by (a) any person or group who beneficially owns more than five percent of Holdings common stock, (b) each of our directors and executive officers and (c) all directors and officers as a group.

        In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities and includes shares issuable pursuant to warrants that are exercisable within 60 days of March 28, 2003. Shares issuable pursuant to warrants are deemed outstanding in computing the percentage held by the person holding the warrants but are not deemed outstanding in computing the percentage held by any other person.

Name of Beneficial Owner:	Number of shares of Common Stock beneficially owned		Percentage of Outstanding Common Stock
DLJ Merchant Banking Partners III, L.P. and related investors(1)	29,966,117		94.6%
Robert L. Krakoff	1,486,623	(2)	4.7%
James M. Alic	412,765	(3)	1.3%
Joseph Loggia	250,000	(4)	*
David W. Montgomery	125,000	(5)	*
Eric I. Lisman	90,625	(6)	*
Douglas B. Fox	5,000	(7)	*
David M. Wittels(8) DLJ Merchant Banking Inc. Eleven Madison Avenue New York, New York 10010	—		—
OhSang Kwon(8) DLJ Merchant Banking Inc. Eleven Madison Avenue New York, New York 10010	—		—
James A. Quella(8) DLJ Investment Partners II, Inc. Eleven Madison Avenue New York, New York 10010	—		—
All directors and officers as a group (8 persons)(8)	2,370,013		7.2%

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

(2)
Consists of 864,342 shares, warrants to purchase 116,031 shares and 506,250 shares issuable pursuant to stock options exercisable within 60 days.

(3)
Consists of 266,809 shares, warrants to purchase 34,787 shares and 111,169 shares issuable pursuant to stock options exercisable within 60 days.

(4)
Consists of 250,000 shares issuable pursuant to stock options exercisable within 60 days.

(5)
Consists of 125,000 shares issuable pursuant to stock options exercisable within 60 days.

(6)
Consists of 90,625 shares issuable pursuant to stock options exercisable within 60 days.

(7)
Consists of 5,000 shares issuable pursuant to stock options exercisable within 60 days.

(8)
Messrs. Wittels, Quella and Kwon are officers of DLJ Merchant Banking, Inc., an affiliate of the DLJ Merchant Banking funds and the DLJ Investment Partners funds. Shares shown for Messrs. Wittels, Quella and Kwon exclude shares shown as held by the DLJ Merchant Banking funds and the DLJ Investment Partners funds, as to which they disclaim beneficial ownership.

Advanstar has not securities authorized for issuance under equity compensation plans; all equity issued as compensation consists of equity of Holdings.

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

        Holdings is a holding company and has no direct material operations or source of cash to pay other than from Advanstar Communications Inc.

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

Relationship with Advanstar.com

        Our affiliate, Advanstar.com, has developed vertical community web sites to serve industry sectors that we target and operates our event and publication-related web sites. We provide Advanstar.com with limited administrative support services in accounting, finance, legal, human resource management, information technology and business development. These services are charged to Advanstar.com based on level of activity. In addition, selected staff in editorial and other functions at Advanstar will be shared with Advanstar.com. To the extent the percentage of time devoted by our employees to Advanstar.com activities is significant, appropriate allocations of staff cost is made to Advanstar.com.

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

        In addition, we have provided funding to Advanstar.com to support its operations. We provided funding of approximately $2.4 million in 2002 and anticipate that we will provide an aggregate of approximately $1.3 million of additional funding in 2003.

PART IV

Item 14. CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.

        The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of a date within 90 days before the filing date of this annual report. Based on this evaluation, they concluded that, as of the evaluation date, the disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this annual report is being prepared.

(b)
Changes in internal controls.

        There have been no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the evaluation of the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A. Documents Filed as Part of this Report:

        1.    Financial Statements:

Page
Report of PricewaterhouseCoopers LLP	F-1
Report of Arthur Andersen LLP	F-2
Consolidated Balance Sheets as of December 31, 2002 and 2001	F-4

Consolidated Statements of Operations for the years ended December 31, 2002 and 2001, the period from October 12, 2000 through December 31, 2000 and the period from January 1, 2000 through October 11, 2000	F-5

Consolidated Statements of Stockholder's Equity for the years ended December 31, 2002 and 2001, the period from October 12, 2000 through December 31, 2000 and the period from January 1, 2000 through October 11, 2000	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001, the period from October 12, 2000 through December 31, 2000 and the period from January 1, 2000 through October 11, 2000	F-8
Notes to Consolidated Financial Statements	F-9

2.  Financial Statement Schedules:

The following schedule is included in this Annual Report on the page indicated
Schedule II—Valuation and Qualifying Accounts	II-1

Report of Independent Accountants

To the Stockholder and Board of Directors
of Advanstar Communications Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholder's equity and of cash flows present fairly, in all material respects, the financial position of Advanstar Communications Inc., a wholly owned subsidiary of Advanstar, Inc., and its Subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended and for the period from October 12, 2000 (date of inception) through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The predecessor financial statements of Advanstar Communications Inc. from January 1, 2000 through October 11, 2000, prior to the revisions described in Note 3, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 15, 2002.

        As discussed in Note 6, the Company may not be able to meet one of its debt covenants in the first quarter of 2004. Management's plans with respect to this matter are also discussed in Note 6.

        As discussed in Note 2, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001.

        As discussed in Note 3, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.

        As discussed above, the predecessor financial statements of Advanstar Communications Inc. for the period from January 1, 2000 through October 11, 2000, were audited by other independent accountants who have ceased operations. As described in Note 3, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures described in Note 3. In our opinion, the transitional disclosures for the period from January 1, 2000 through October 11, 2000 in Note 3 are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the financial statements of the Predecessor Company for the period from January 1, 2000 through October 11, 2000 other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the financial statements of the Predecessor Company for the period from January 1, 2000 through October 11, 2000 taken as a whole.

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 14, 2003

        THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP AND ARTHUR ANDERSEN LLP DID NOT CONSENT TO THE USE OF THIS REPORT IN THIS FORM 10-K OR ANY PREVIOUSLY FILED REGISTRATION STATEMENTS. ADDITIONALLY, IN 2002, THE COMPANY ADOPTED THE PROVISIONS OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" (SFAS NO. 142). AS DISCUSSED IN NOTE 3, THE COMPANY HAS PRESENTED THE TRANSITIONAL DISCLOSURES AS REQUIRED BY SFAS 142. THE ARTHUR ANDERSEN LLP REPORT DOES NOT EXTEND TO THESE DISCLOSURES.

Report of independent public accountants

To Advanstar Communications Inc.:

        We have audited the accompanying consolidated balance sheets of Advanstar Communications Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2001* and 2000***, and the related consolidated statements of operations, stockholder's equity and cash flows for the year ended December 31, 2001*, the period from October 12, 2000 through December 31, 2000*, the period from January 1, 2000 through October 11, 2000 and the year ended December 31, 1999***. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanstar Communications Inc. and Subsidiaries as of December 31, 2001* and 2000***, and the results of their operations and their cash flows for the year ended December 31, 2001*, the period from October 12, 2000 through December 31, 2000*, the period from January 1, 2000 through October 11, 2000 and the year ended December 31, 1999***, in conformity with accounting principles generally accepted in the United States.

        Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.**

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Arthur Andersen LLP

Minneapolis, Minnesota,

February 15, 2002

*    Subsequent to the date of this report, the consolidated balance sheet as of December 31, 2001 and the related consolidated statements of operations, of stockholder's equity and of cash flows for the year ended December 31, 2001 and for the period from October 12, 2000 through December 31, 2000 were audited by PricewaterhouseCoopers LLP whose report appears on page F-1 of this Form 10-K.

**  The above copy of the Arthur Andersen LLP opinion on the financial statement schedule extended to information for the year ended December 31, 2001, the period from October 12, 2000 through December 31, 2000, the period from January 1, 2000 through October 11, 2000 and the year ended December 31, 1999. Subsequent to the date of that report, the information in the schedule of valuation and qualifying accounts for the year ended December 31, 2001 and for the period from October 12, 2000 through December 31, 2000 was audited by PricewaterhouseCoopers LLP whose report appears on page F-1 of this Form 10-K. The information in the schedule of valuation and qualifying accounts for the year ended December 31, 1999 is not included in this Form 10-K.

***The consolidated balance sheet as of December 31, 2000 and the consolidated statements of operations, changes in stockholder's equity, and cash flows for the year ended December 31, 1999 are not included in this Form 10-K.

Advanstar Communications Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	Successor
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$18,930	$44,636
Accounts receivable, net of allowance of $1,049 and $970 at December 31, 2002 and 2001	23,024	22,891
Prepaid expenses	9,757	11,402
Other	1,208	1,648

Total current assets	52,919	80,577
Property, plant and equipment, net	23,499	25,456
Intangible and other assets:
Goodwill, net	660,808	719,386
Intangibles and other, net	128,800	175,360

Total intangible and other assets, net	789,608	894,746

	$866,026	$1,000,779

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$17,400	$16,200
Accounts payable	19,372	29,794
Accrued compensation	6,320	4,087
Other accrued expenses	24,794	27,509
Deferred revenue	53,039	54,049

Total current liabilities	120,925	131,639
Long-term debt, net of current maturities	540,300	553,800
Deferred income taxes	—	16,157
Other long-term liabilities	4,374	4,525
Due to parent	4,492	3,662
Minority interests	9,782	14,610
Commitments and contingencies (Note 10)
Stockholder's equity:
Common stock, $.01 par value, 40,000,000 shares authorized; 1,000,000 shares issued and outstanding at December 31, 2002 and 2001	10	10
Capital in excess of par value	387,367	350,175
Accumulated deficit	(192,146)	(67,807)
Accumulated other comprehensive loss	(9,078)	(5,992)

Total stockholder's equity	186,153	276,386

	$866,026	$1,000,779

The accompanying notes are an integral part of these consolidated financial statements.

Advanstar Communications Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands)

	Successor			Predecessor
			For the Period from October 12, 2000 through December 31, 2000	For the Period from January 1, 2000 through October 11, 2000
	For the Years Ended December 31,
	2002	2001
Net revenue	$307,183	$346,997	$63,434	$314,045
Operating expenses:
Cost of production	62,838	71,246	15,194	62,262
Selling, editorial and circulation	124,845	148,746	34,145	129,376
General and administrative	35,027	35,697	7,740	30,496
Funding of affiliated dot.com company operations (see Note 12)	39,587	—	—	—
Amortization of goodwill and other intangibles	59,899	85,949	14,011	35,133
Depreciation	9,233	8,312	1,736	4,520

Total operating expenses	331,429	349,950	72,826	261,787

Operating (loss) income	(24,246)	(2,953)	(9,392)	52,258
Other income (expense):
Interest expense, net	(51,211)	(55,499)	(13,765)	(38,161)
Other income (expense), net	2,931	788	215	(2,394)

(Loss) income before income taxes, minority interests, extraordinary item and cumulative effect of accounting change	(72,526)	(57,664)	(22,942)	11,703
(Benefit) provision for income taxes	(15,478)	(11,166)	(4,772)	11,190
Minority interests	(474)	(156)	125	(1,003)

Loss before extraordinary item and cumulative effect of accounting change	(57,522)	(46,654)	(18,045)	(490)
Extraordinary item, net of tax	—	(2,556)	—	—
Cumulative effect of accounting change, net of tax and minority interest	(66,817)	(552)	—	—

Net loss	$(124,339)	$(49,762)	$(18,045)	$(490)

The accompanying notes are an integral part of these consolidated financial statements.

Advanstar Communications Inc. and Subsidiaries

Consolidated Statements of Stockholder's Equity

(Dollars in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount				Total
Balance, December 31, 1999 (predecessor)	1,000,000	$10	$186,904	$(48,330)	$(5,623)	$132,961
Comprehensive loss:
Net loss	—	—	—	(490)	—
Translation adjustment	—	—	—	—	(3,231)
Total comprehensive loss	—	—	—	—	—	(3,721)
Stock option compensation income and other	—	—	(6,933)	—	—	(6,933)

Balance, October 11, 2000 (predecessor)	1,000,000	$10	$179,971	$(48,820)	$(8,854)	$122,307

Balance, October 12, 2000 (successor)	—	$—	$—	$—	$—	$—
Issuance of stock in connection with the acquisition of Advanstar, Inc.	1,000,000	10	352,592	—	—	352,602
Comprehensive income (loss):
Net loss	—	—	—	(18,045)	—
Translation adjustment	—	—	—	—	904
Total comprehensive loss	—	—	—	—	—	(17,141)

Balance, December 31, 2000	1,000,000	10	352,592	(18,045)	904	335,461

Advanstar Communications Inc. and Subsidiaries

Consolidated Statements of Stockholder's Equity

(Dollars in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount				Total
Balance, December 31, 2000	1,000,000	$10	$352,592	$(18,045)	$904	$335,461
Comprehensive loss:
Net loss	—	—	—	(49,762)	—
Translation adjustment	—	—	—	—	(2,712)
Change in unrealized loss on derivative financial instruments, net of tax	—	—	—	—	(4,184)
Total comprehensive loss	—	—	—	—	—	(56,658)
Capital contribution	—	—	34,775	—	—	34,775
Advances and notes due from affiliate (Note 12)	—	—	(37,192)	—	—	(37,192)

Balance, December 31, 2001 (successor)	1,000,000	10	350,175	(67,807)	(5,992)	276,386
Comprehensive loss:
Net loss	—	—	—	(124,339)	—
Translation adjustment	—	—	—	—	(2,920)
Change in unrealized loss on derivative financial instruments	—	—	—	—	(166)
Total comprehensive loss	—	—	—	—	—	(127,425)
Provision for advances and notes due from affiliate (Note 12)	—	—	37,192	—	—	37,192

Balance, December 31, 2002 (successor)	1,000,000	$10	$387,367	$(192,146)	$(9,078)	$186,153

The accompanying notes are an integral part of these consolidated financial statements.

Advanstar Communications Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Successor			Predecessor
			For the Period from October 12, 2000 through December 31, 2000	For the Period from January 1, 2000 through October 11, 2000
	For the Years Ended December 31,
	2002	2001
Operating activities:
Net loss	$(124,339)	$(49,762)	$(18,045)	$(490)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Extraordinary item—early extinguishment of debt	—	2,556	—	—
Provision for notes and advances from affiliated dot.com company (see Note 12)	37,192	—	—	—
Transition goodwill impairment	66,817	—	—	—
Depreciation and amortization	69,132	94,261	15,747	39,653
(Gain) loss on derivative financial instruments	(1,236)	1,075	—	—
Undistributed earnings of minority interest holders	474	156	—	—
Noncash interest	2,698	2,378	748	899
Debt discount accretion	—	—	—	(2,485)
Provision for bad debts	1,639	2,768	957	1,407
Loss (gain) on sales of assets and other	22	11	(125)	4,242
Deferred income taxes	(16,605)	(13,443)	1,711	3,231
Changes in operating assets and liabilities:
Accounts receivable	(1,955)	5,498	(1,118)	(2,294)
Inventories	269	145	(5)	384
Prepaid expenses	2,131	4,762	(2,969)	1,270
Accounts payable and accrued expenses	(12,114)	11,850	(24,698)	15,314
Deferred revenue	(2,654)	(14,804)	23,999	(18,863)
Other	2,804	(5,638)	123	(2,320)

Net cash provided by (used in) operating activities	24,275	41,813	(3,675)	39,948

Investing activities:
Additions to property, plant and equipment	(7,216)	(7,935)	(2,578)	(9,304)
Acquisitions of publications and trade shows, net of cash acquired	(23,972)	(14,158)	(10,863)	(13,264)
Increase in advances and notes due from affiliate	—	(20,024)	(9,020)	(10,749)
Proceeds from sale of assets and other	33	384	66	3,767

Net cash used in investing activities	(31,155)	(41,733)	(22,395)	(29,550)

Financing activities:
Proceeds from revolving credit loan	11,100	37,000
Payments on revolving credit loan	(8,000)	(3,000)	—	—
Proceeds from long-term debt	—	160,000	—	—
Payments of long-term debt	(16,200)	(195,000)	—	(16,828)
Proceeds from capital contributions and other	—	34,775	—	—
Deferred financing costs	(1,785)	(9,001)	—	—
Dividends paid to minority interest holders	(503)	—	—	(1,150)

Net cash (used in) provided by financing activities	(15,388)	24,774	—	(17,978)

Effect of exchange rate changes on cash	(3,438)	2,107	(986)	280

Net (decrease) increase in cash and cash equivalents	(25,706)	26,961	(27,056)	(7,300)
Cash and cash equivalents, beginning of period	44,636	17,675	44,731	11,237

Cash and cash equivalents, end of period	$18,930	$44,636	$17,675	$3,937

The accompanying notes are an integral part of these consolidated financial statements.

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.    Nature of Business

The accompanying consolidated financial statements include the accounts of Advanstar Communications Inc., a wholly owned subsidiary of Advanstar, Inc., and its majority-owned subsidiaries (collectively, Advanstar or the Company). All intercompany accounts and transactions between consolidated entities have been eliminated.

        The Company operates and manages trade shows and conferences; publishes controlled circulation trade and professional periodicals; and markets a broad range of marketing, direct mail and database products and services.

        On October 11, 2000, a group of investors, including DLJ Merchant Banking Partners III L.P. (DLJMB), certain of its affiliated funds and certain members of management, formed Advanstar Holdings Corp. (Holdings or the Parent) to acquire substantially all of the outstanding shares of Advanstar's direct parent, Advanstar, Inc., for an aggregate purchase price of approximately $917.6 million (the DLJ Acquisition) including the assumption of outstanding indebtedness and debt repaid on the date of sale, and related transaction costs. The DLJ Acquisition has been accounted for using the purchase method of accounting and, accordingly, all assets and liabilities of the Company have been recorded at their fair values as of the date of acquisition. The excess of the purchase price over the fair value of the assets and liabilities of the Company has been recorded as goodwill. The table below sets forth the initial purchase price allocation (in millions):

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

2.    Summary of Significant Accounting Policies

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

  Property, Plant and Equipment

        Property, plant and equipment consisted of the following at December 31 (in thousands):

	Successor
	2002	2001
Land and improvements	$2,416	$2,409
Buildings	5,097	4,995
Furniture, machinery and equipment	30,830	23,721
Leasehold improvements	4,325	4,343

	42,668	35,468
Accumulated depreciation	(19,169)	(10,012)

Property, plant and equipment, net	$23,499	$25,456

        Property, plant and equipment is depreciated on the straight-line basis over the following estimated useful lives:

Land improvements	10-15 years
Buildings	20-40 years
Furniture, machinery and equipment	3-10 years
Leasehold improvements	Shorter of useful life or lease term

        For tax reporting purposes, certain assets have different estimated useful lives and depreciation methods.

        Maintenance and repairs are charged to expense as incurred. Major betterments and improvements which extend the useful life of the item are capitalized and depreciated. The cost and accumulated depreciation of property, plant and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to other expenses.

  Intangible and Other Assets

        Trade exhibitor and advertiser lists are amortized on a double-declining balance method over six years and five years, respectively. For periods prior to April 1, 2001, trade exhibitor and advertiser lists were amortized on a straight-line method over eight years. Subscriber lists and other intangible assets are being amortized on a straight-line basis over three to ten years.

        Effective January 1, 2002, the Company adopted Statement of Financial Condition (SFAS) No. 142, "Goodwill and Other Intangible Assets." Effective with the adoption of this standard, the Company no longer amortizes goodwill. For periods prior to January 1, 2002, goodwill was amortized on a straight-line basis over an average of 23 years. Goodwill is recorded in the accompanying consolidated balance sheets net of accumulated amortization of $39.3 million at December 31, 2002 and 2001, respectively.

  Impairment of Long-Lived Assets

        The Company evaluates the carrying value of long-lived assets, including identifiable intangibles, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying value is reduced to the estimated fair value as measured by the associated discounted cash flows.

        Under SFAS No. 142, the Company evaluates goodwill for impairment using a two-step test based upon a fair value approach. The first step is used to identify a potential impairment, while the second step calculates the amount of impairment, if any. Additionally, goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. Prior to January 1, 2002, the Company evaluated goodwill for impairment using the method described in the preceding paragraph.

  Accrued Expenses

        Accrued expenses consisted of the following at December 31 (in thousands):

	Successor
	2002	2001
Derivative instruments	$5,849	$6,553
Interest	8,958	9,468
Security deposits	3,125	2,770
Benefits and severance	1,755	3,109
Other	5,107	5,609

	$24,794	$27,509

  Revenue Recognition

        Trade show and conference revenue is recognized in the accounting period in which the event is conducted. Subscription revenue is recognized on a pro rata basis as publications are issued to fulfill the subscription obligations. Advertising revenue is recognized when the publication with the respective advertisement is published. Deferred revenue is recorded when cash is received in advance of when the event is held or the publication is issued.

        Deferred revenue consisted of the following at December 31 (in thousands):

	Successor
	2002	2001
Deferred trade show and conference revenue	$49,752	$50,309
Deferred advertising and subscription revenue	3,287	3,740

Total deferred revenue	$53,039	$54,049

  Foreign Currency Translation

        The Company accounts for translation adjustments related to its investments in foreign entities in accordance with SFAS No. 52, "Foreign Currency Translation." Such adjustments are included in other comprehensive income (loss).

  Financial Derivative Instruments

        Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which required derivative instruments to be recorded on the balance sheet at fair value. Changes in the fair value of derivative financial instruments must be recognized currently in earnings unless specific hedge accounting criteria are met. For those instruments which meet the hedging criteria, gains and losses will be recognized in other comprehensive income rather than in earnings.

        The Company's adoption of SFAS 133 on January 1, 2001 resulted in a reduction in income of approximately $0.6 million, net of tax, reported as a cumulative effect of accounting change and a reduction to other comprehensive income of approximately $0.2 million, net of tax.

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

        If the Company had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123, net loss would have been increased to the pro forma amounts indicated in the table below (in thousands):

	Successor			Predecessor
			For the Period from October 12, 2000 through December 31, 2000	For the Period from January 1, 2000 through October 11, 2000
	For the Years Ended December 31,
	2002	2001
Net loss—as reported	$(124,339)	$(49,762)	$(18,045)	$(490)
Less: stock based employee compensation benefit included in operating results, as reported	—	—	—	(2,485)
Less: pro forma stock based employee compensation (cost) benefit	(2,133)	(2,090)	(320)	541

Net loss—pro forma	$(126,472)	$(51,852)	$(18,365)	$(2,434)

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

  Reclassifications

        Certain reclassifications have been made to amounts reported in prior periods in order to conform to the current period presentation. These reclassifications did not change previously reported operating (loss) income, net loss, cash flows or stockholder's equity.

  Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of the liability for legal obligations associated with an asset retirement in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. The provisions of SFAS No. 143 are effective for the Company in 2003. The Company has not yet completed its analysis of the impact of adoption of SFAS No. 143. However, based upon a preliminary analysis, management does not expect adoption to have a material impact on the Company's financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 had no impact on the results of operations or financial position of the Company.

        In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is generally effective for fiscal years beginning after May 15, 2002. The Company will adopt SFAS No. 145 effective January 1, 2003. The adoption of SFAS No. 145 is not expected to have a significant impact of the results of operations or financial position of the Company, but in accordance with the transition provisions, will result in reclassification of the 2001 extraordinary item into the Company's operating loss.

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

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition Disclosure—an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of

SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements shall be effective for interim periods beginning after December 15, 2002. The Company has no immediate plans to change to the fair value based method of accounting for stock-based compensation. The Company has made certain disclosures required by SFAS No. 148 in the consolidated financial staements for the year ended December 31, 2002 and will make the additional stock-based employee compensation disclosures required by SFAS No. 148 beginning in the quarter ended March 31, 2003.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The disclosure requirements of this interpretation were effective for the Company on December 31, 2002 but did not require any additional disclosures. The recognition provisions of the interpretation are effective for the Company in 2003 and are applicable only to guarantees issued or modified after December 31, 2002. The Company does not expect adoption of these recognition provisions to have a material impact on its financial position or results of operations.

3.    Goodwill and Other Intangible Assets

        Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which established new standards related to how acquired goodwill and indefinite-lived intangible assets are to be recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements.

        Effective with the adoption of this standard, the Company no longer amortizes goodwill. Instead, SFAS No. 142 requires acquired goodwill to be evaluated for impairment using a two-step test, based upon a fair value approach. The first step is used to identify a potential impairment, while the second step calculates the amount of impairment, if any. Upon adoption of the standard, the Company completed a transitional impairment test for its acquired goodwill, determining the fair value of the Company's three reporting units (Tradeshows and Conferences, Trade Publications, and Marketing Services) using a discounted cash flow model. As a result of the impairment analysis, the Company recorded, in the first quarter of 2002, in the Tradeshows and Conferences segment, a goodwill impairment charge of $70.9 million. After minority interest effect of $4.1 million, the net charge was $66.8 million. This charge was attributable primarily to an impairment of the carrying value of goodwill related to the DLJ Acquisition which management believes resulted from a slow-down in the economy and the tradeshow business. The net charge of $66.8 million was reported as a cumulative effect of a change in accounting principle. There was no income tax effect associated with this impairment charge.

        On a prospective basis, the Company is required to test acquired goodwill on an annual basis based upon a fair value approach. Additionally, goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value.

        At July 1, 2002, the Company completed its annual impairment tests for acquired goodwill using methodologies consistent with those applied for its transitional impairment tests performed as of January 1, 2002. Such testing resulted in no impairment charge.

        The following table represents a reconciliation of loss before extraordinary item and cumulative effect of accounting change and net (loss) income adjusted for the exclusion of goodwill amortization, net of tax (in thousands):

	Successor			Predecessor
	2002	2001	For the Period from October 12, 2000 through December 31, 2000	For the Period from January 1, 2000 through October 11, 2000
Reported loss before extraordinary item and accounting change	$(57,522)	$(46,654)	$(18,045)	$(490)
Add: Goodwill amortization, net of tax	—	22,738	7,308	15,450

Adjusted (loss) income before extraordinary item and and accounting change	$(57,522)	$(23,916)	$(10,737)	$14,960

Reported net loss	$(124,339)	$(49,762)	$(18,045)	$(490)
Add: Goodwill amortization, net of tax	—	22,738	7,308	15,450

Adjusted net (loss) income	$(124,339)	$(27,024)	$(10,737)	$14,960

        The changes in the carrying amount of goodwill for the year ended December 31, 2002, by operating segment, are as follows (in thousands):

Successor:	Trade Shows and Conferences	Trade Publications	Marketing Services	Totals
Balance as of December 31, 2001	$557,109	$131,932	$30,345	$719,386
Goodwill acquired or finally allocated during the period	6,350	5,482	495	12,327
Transition impairment loss	(70,905)	—	—	(70,905)

Balance as of December 31, 2002	$492,554	$137,414	$30,840	$660,808

        Intangible and other assets consist of the following at December 31 (in thousands):

	Successor
	2002	2001
Trade exhibitor lists	$161,492	$160,318
Advertiser lists	39,673	33,302
Subscriber lists	23,978	22,339
Other intangible assets	8,097	3,529
Deferred loan costs	22,367	20,582

	255,607	240,070
Accumulated amortization	(126,807)	(64,710)

Total intangible and other assets, net	$128,800	$175,360

        The fair value of intangible assets allocated to acquisitions in the 2002 and 2001 periods was (in thousands):

	Successor
	2002	2001
Trade exhibitor lists	$1,636	$—
Advertiser lists	6,728	—
Subscriber lists	1,796	—
Other intangible assets	3,298	804

Total	$13,458	$804

        Amortization expense related to definite lived intangible assets for 2002, 2001 and the period from October 12 through December 31, 2000, and the period from January 1 through October 11, 2000, were $59.9 million, $61.1 million, $4.4 million and $12.7 million, respectively.

        Estimated amortization expense of identified intangible assets for the next five years is as follows: (in thousands):

2003	$45,175
2004	32,804
2005	28,496
2006	14,787
2007	3,397

4.    Acquisitions

        From January 1, 2000 through December 31, 2000, the Company completed three acquisitions of trade shows, conferences and publishing properties, with a cumulative purchase price totaling approximately $21.4 million in cash and assumed liabilities.

        In May 2001, the Company contributed SeCA, the Company's French call center event, to a joint venture, MMStars. The transaction required certain approvals by French governmental authorities. Final approval was obtained in September 2001. Upon approval of the French governmental authorities and completion of the purchase price allocation, the Company consolidated MMStars and recorded a minority interest of $6.3 million representing the minority stockholder's proportional share of MMStars' equity at the joint venture's formation date. In the formation of the joint venture, the minority investor made an asset contribution equal to its ownership interest. Thus, no gain or loss was recognized upon formation of the joint venture.

        On August 22, 2001, the Company acquired the TechLearn conference for approximately $6.0 million in cash and assumed liabilities and a $6.0 million note payable, due in 36 equal monthly installments through 2004. The excess of purchase price over the fair value of the assets acquired has been recorded as goodwill of $11.5 million.

        From January 1, 2001 through December 31, 2001, the Company completed two other acquisitions of trade shows, conferences, and publishing properties, including the outstanding minority interest in Advanstar Wideband, with a cumulative purchase price of $8.3 million.

        On January 9, 2002 the Company acquired AIIM International Exposition and Conference for approximately $11.9 million in cash and assumed liabilities.

        On October 3, 2002 the Company acquired HT—the Magazine for Healthcare Travel Professionals for approximately $11.1 million in cash and assumed liabilities.

        From January 1, 2002 through December 31, 2002, the Company completed two other acquisitions of publishing properties with a cumulative purchase price of $1.0 million

        The acquisitions discussed above have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the dates of the acquisitions. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill. Certain of the assets and liabilities acquired in connection with 2002 acquisitions have been recorded based upon preliminary estimates as of the dates of acquisition. The Company does not believe the final allocation of purchase price will be materially different from preliminary allocations. Any changes to the preliminary estimates during the allocation period will be reflected as an adjustment to goodwill. Results of operations for these acquisitions have been included in the accompanying consolidated financial statements since their respective dates of acquisition. The pro forma operating results related to the acquisitions are immaterial.

5.    Financial Derivative Instruments

        The Company uses derivative instruments to manage exposure to interest rate and foreign currency risks. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impact of these exposures.

  Interest Rate Risk

        Variable rate debt instruments are subject to interest rate risk. The Company has entered into interest rate collar agreements with remaining maturities of 14 months to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The effective portion of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income in stockholder's equity and is recognized in earnings as the underlying interest expense is incurred. The ineffective portion of the interest rate collar agreements is recognized in current earnings.

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

        At December 31, 2002, the Company had foreign exchange derivative contracts to sell with a notional amount totaling $12.1 million and to buy totaling $6.4 million. The estimated fair value of the foreign exchange contracts based upon market quotes was a net asset of $0.1 million at December 31, 2002.

  Accumulated Other Comprehensive Income (Loss)

        The following table summarizes the effects of FAS 133 on the Company's accumulated other comprehensive income as of December 31, 2002 and 2001 (in thousands):

	Interest Rate Collar Agreements	Foreign Exchange Contracts	Total
Accumulated other comprehensive income (loss) balance at December 31, 2000	$—	$—	$—
Unwound from accumulated other comprehensive income (loss) during the period	2,856	191	3,047
Mark to market hedge contracts	(7,045)	(186)	(7,231)

Accumulated other comprehensive income (loss) balance at December 31, 2001	(4,189)	5	(4,184)
Unwound from accumulated other comprehensive income (loss) during the period	6,856	(5)	6,851
Mark to market hedge contracts	(7,017)	—	(7,017)

Accumulated other comprehensive income (loss) balance at December 31, 2002	$(4,350)	$—	$(4,350)

        At December 31, 2002, the Company estimates that it will reclassify out of accumulated other comprehensive income approximately $3.8 million of deferred losses into earnings within the next 12 months.

        The fair value of the Company's derivatives was a net liability position of $6.6 million and $7.7 million at December 31, 2002 and 2001, respectively, of which $5.8 million and $6.6 million is included in accrued liabilities at December 31, 2002 and 2001, respectively, and $0.8 million and $1.1 million is included in other long-term liabilities at December 31, 2002 and 2001, respectively, in the accompanying consolidated balance sheets.

  Statement of Operations

        The following tables summarize the effects of SFAS No. 133 on the Company's statement of operations related to the ineffective portion of the Company's interest rate collar agreements and changes in the fair value of foreign exchange contracts not designated as hedging instruments for the years ended December 31, 2002 and 2001 (in thousands):

	Interest Rate Collar Agreements	Foreign Exchange Contracts	Total
Year ended December 31, 2002
Other income (expense)	$(105)	$649	$544

Total statement of operations impact before taxes	$(105)	$649	$544

Year ended December 31, 2001
Other income (expense)	$(210)	$5	$(205)

Total statement of operations impact before taxes	$(210)	$5	$(205)

6.    Debt

  Credit Facility

        The credit facility (the Credit Facility) consists of (i) $415 million of term loans A and B payable in quarterly installments beginning March 31, 2001 and continuing through October 11, 2007 and (ii) $80.0 million of revolving loan availability through April 11, 2007. The Credit Facility contains restrictive covenants which require the Company to, among other things, maintain a maximum quarterly leverage ratio (as defined) that declines quarterly through the fourth quarter of 2004. Failure of the Company to comply with the covenants may cause an event of default under the Credit Facility. In March 2002, the Company sought and obtained an amendment to the Credit Facility which provided eight quarters of covenant relief by increasing the existing maximum quarterly leverage ratios in 2002 and 2003. In the fourth quarter of 2002, the Company met its maximum leverage ratio requirement of 6.75:1 with a ratio of 6.36:1. Management believes that it will comply with all covenants during 2003. In the event that the Company does not achieve its operating plan, management may need to adjust certain planned operating expenses and/or delay capital expenditures in order to meet the leverage ratio requirement throughout 2003.

        In 2004, the covenant relief provided in the amendment expires resulting in a step-down in the maximum leverage ratio from 5.75:1 in the fourth quarter 2003 to 4.50:1 in the first quarter of 2004 and then declines on a quarterly basis over the next two quarters to 4.00:1 for the third quarter of 2004, where it remains for the term of the loan agreement. As a result of the economic slowdown continuing into 2003, management does not anticipate that the Company will meet the leverage ratio requirement as of the first quarter of 2004. Accordingly, management is evaluating several alternatives for seeking a modification to the terms of its Credit Facility. However, there can be no assurance that the Company and the lenders will be able to agree to revised terms acceptable to both parties.

        Borrowings under the Credit Facility are collateralized by substantially all of the Company's assets. In addition, as of December 31, 2002, the Company has interest rate protection agreements for a notional amount of $150 million that effectively guarantee that the Company's interest rate on $150 million of the Company's Credit Facility will not exceed 10.17 percent, nor be less than 9.00 percent. The Company includes net interest paid or received in interest expense. At December 31, 2002, the estimated fair value of the interest rate protection agreements was a net liability position to the Company of approximately $6.6 million. At December 31, 2002, the Company had approximately $40.3 million of borrowings available under the Credit Facility, subject to terms and conditions specified therein.

  Senior Subordinated Notes

        On January 9, 2001, the Company's 9.25 percent senior subordinated notes due in 2008 (the Notes) were tendered at an offer price in cash equal to 101 percent of the aggregate principal amount, plus accrued interest. The Company financed the repurchase of the Notes with bridge financing. This bridge financing was repaid on February 21, 2001, with proceeds from the issuance of the Replacement Notes described below. The premium paid on the tender of the Notes of approximately $1.0 million, net of related tax benefits, is reflected as an extraordinary item in the 2001 consolidated statement of operations.

        On February 21, 2001, the Company issued $160.0 million of unsecured, 12 percent senior subordinated notes due 2011 (the Replacement Notes). Interest on the Replacement Notes is payable semiannually on February 15 and August 15 of each year commencing on August 15, 2001. The Replacement Notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by the Company and its wholly owned domestic subsidiaries. Additionally, certain financial covenants under the Replacement Notes include a maximum leverage ratio, limitations on certain asset dispositions, payments, debt incurrence, dividends and other restricted payments. As part of tendering of the Notes, the Company wrote off the remaining unamortized deferred financing costs of approximately $1.6 million, net of related tax benefits, which is reflected as an extraordinary item in the 2001 consolidated statement of operations.

        Concurrent with the issuance of the Replacement Notes, Advanstar, Inc. issued units comprised of additional 15 percent senior discount notes (the Discount Notes), with an aggregate principal amount at maturity of approximately $68.6 million and warrants to purchase shares of common stock of its parent, Holdings, for consideration of approximately $34.8 million. Advanstar, Inc. contributed the proceeds from the issuance of the Discount Notes to the Company. The Company used the proceeds from issuance of the Replacement Notes and the Discount Notes to repay and terminate the bridge financing and to repay approximately $45.0 million of term loan borrowings under the Credit Facility. The contribution of the proceeds from the Discount Notes by Advanstar, Inc. to the Company was treated as a capital contribution.

        Long-term debt consists of the following at December 31 (in thousands):

	Successor
	2002	2001
Term loan A, interest at LIBOR plus 3.25%; 4.67% at December 31, 2002, due quarterly through April 11, 2007	$75,000	$89,200
Term loan B, interest at LIBOR plus 4.00%; 5.43% at December 31, 2002, due quarterly through October 11, 2008	280,800	280,800
Revolving credit loan, interest at LIBOR plus 3.25%; 4.66% at December 31, 2002, due April 11, 2007	37,100	34,000
Senior subordinated notes, interest at 12.00%, due 2011	160,000	160,000
Acquisition note payable, interest at 5.50%, due monthly through 2004	4,000	6,000
Acquisition note payable, interest at 6.00%, due April 1, 2004	800	—

	557,700	570,000
Less current maturities	(17,400)	(16,200)

	$540,300	$553,800

        Based on the borrowing rates currently available to the Company for debt instruments with similar terms and average maturities, the fair value of long-term debt would have been below its carrying value by approximately $35.2 million at December 31, 2002 and $43.2 million at December 31, 2001.

        Cash paid for interest for the years ended December 31, 2002 and 2001, for the period from October 12, 2000 through December 31, 2000, and the period from January 1, 2000 through October 11, 2000 was approximately $49.1 million, $45.7 million, $15.3 million and $34.0 million, respectively.

        Annual maturities of long-term debt for the next five years are as follows (in thousands):

2003	$17,400
2004	19,544
2005	17,144
2006	17,144
2007	45,668
Thereafter	440,800

7.    Stockholder's Equity

  1996 Stock Option Plan

        The Company accounted for stock options issued to employees and directors under the 1996 stock option plan using the intrinsic value method outlined in APB Opinion No. 25. Accordingly, and because of certain variable features of the 1996 Stock Option Plan (the Plan), the Company measures compensation cost as the difference between the exercise price of the options and the fair value of the shares under option at the end of each period, and recognizes compensation expense to provide for such difference. In connection with the DLJ Acquisition, all of the outstanding options under the Plan became fully vested and were purchased and cancelled by the Company at fair market value and the Plan was terminated. For the period from January 1, 2000 through October 11, 2000, the Company recognized compensation benefit of $2.5 million resulting from the re-measurement of previously-recognized compensation expense under the Plan. The compensation expense is presented in the accompanying consolidated statements of stockholder's equity net of the amounts paid by the Company to repurchase the options.

  2000 Management Incentive Plan

        On October 12, 2000, Holdings adopted the 2000 Management Incentive Plan. A maximum of 3,447,789 shares of Holdings are authorized for grant to participants under the 2000 Management Incentive Plan. Options are granted by Holdings' board of directors at an exercise price of not less than the fair market value of Holdings common stock at the date of grant and vest over a maximum of nine years. Shares available for grant under the 2000 Management Incentive Plan totaled 204,250 at December 31, 2002.

        For purposes of computing compensation cost of stock options granted, as summarized in Note 2, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Successor
	For the Years Ended December 31,		Period from October 12, 2000 through December 31,
	2002	2001	2000
Expected dividend yield	—	—	—
Expected stock price volatility	37.6%	76.8%	41.6%
Risk-free interest rate	5.0%	4.9%	6.0%
Expected life of options	7.0 years	7.5 years	7.5 years

        The Company uses comparable public companies in its industry for estimating its expected stock price volatility. The Company has not declared or paid any cash dividends in the past. Under terms of the Company's Credit Facility, the Company is prohibited from paying cash dividends without prior approval of the lenders, as defined in the Credit Facility.

        A summary of stock option activity under the Plan and the 2000 Management Incentive Plan is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 1999 (predecessor)	2,031,100	$8.24
Granted	50,000	$12.68
Repurchased in connection with DLJ Acquisition	(2,081,100)	$9.00

Outstanding at October 11, 2000 (predecessor)	—	—

Outstanding at October 12, 2000 (successor)	—	—
Granted	3,255,000	$10.00

Outstanding at December 31, 2000 (successor)	3,255,000	$10.00
Granted	115,000	$10.00
Cancelled	(445,000)	$10.00

Outstanding at December 31, 2001 (successor)	2,925,000	$10.00
Granted	575,000	$10.00
Cancelled	(256,250)	$10.00

Outstanding at December 31, 2002 (successor)	3,243,750	$10.00

        At December 31, 2002 and 2001, the outstanding stock options had a weighted average remaining contractual life of 8.1 and 8.8 years, respectively, and an exercise price of $10.00 per option. Of the options outstanding at December 31, 2002 and 2001, 1,013,500 and 702,500, respectively, were exercisable. The weighted average fair value of grants, as estimated using the Black-Scholes option pricing model, for the years ended December 31, 2002 and 2001, and the period from October 12, 2000 through December 31, 2000 was $5.42, $5.62 and $5.54 per option, respectively.

8.    401(k) Plan

        The Company has a 401(k) savings plan and trust (the 401(k) Plan) available to employees of the Company and its domestic subsidiaries. All domestic employees who have completed one year of service and are at least 21 years of age are eligible to participate in the 401(k) Plan. The Company is required to make a matching contribution to the 401(k) Plan and may also make discretionary contributions to the 401(k) Plan. Eligible employees are vested 100 percent in their own contributions. Contributions made by the Company vest in equal installments over five years. Total contribution expense was $1.2 million for the year ended December 31, 2002, $1.3 million for the year ended December 31, 2001, $0.2 million for the period from October 12, 2000 through December 31, 2000 and $1.1 million for the period from January 1, 2000 through October 11, 2000.

9.    Income Taxes

        The Company's taxable income or loss is included in the consolidated federal income tax return of the Parent. Federal income taxes are paid to or refunded by the Parent pursuant to the terms of a tax-sharing agreement under which taxes approximate the amount that would have been computed on a separate company basis. Taxes payable to the Parent of approximately $6.6 million at December 31, 2002 are included in due to parent in the accompanying consolidated balance sheet.

        Cash paid for income taxes during the years ended December 31, 2002 and 2001, the period from October 12, 2000 through December 31, 2000, and the period from January 1, 2000 through October 11, 2000 was approximately $0.8 million, $1.2 million, $0.1 million and $4.0 million, respectively.

        The summary of income (loss) before provision (benefit) for income taxes, minority interests, extraordinary item and accounting change were as follows (in thousands):

	Successor			Predecessor
			For the Period from October 12, 2000 through December 31, 2000	For the Period from January 1, 2000 through October 11, 2000
	For the Years Ended December 31,
	2002	2001
Domestic	$(72,369)	$(53,417)	$(21,438)	$15,163
Foreign	(157)	(4,247)	(1,504)	(3,460)

Total	$(72,526)	$(57,664)	$(22,942)	$11,703

        The (benefit) provision for income taxes is comprised of the following (in thousands):

	Successor			Predecessor
			For the Period from October 12, 2000 through December 31, 2000	For the Period from January 1, 2000 through October 11, 2000
	For the Years Ended December 31,
	2002	2001
Current:
Federal	$(820)	$—	$(6,595)	$5,792
State	59	—	(44)	811
Foreign	1,888	2,277	156	1,355
Deferred	(16,605)	(13,443)	1,711	3,232

Total (benefit) provision	$(15,478)	$(11,166)	$(4,772)	$11,190

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

        Significant components of the Company's deferred income taxes were as follows at December 31 (in thousands):

	Successor
	2002	2001
Deferred tax liabilities:
Identifiable intangible assets	$(9,214)	$(27,443)
Prepaid and other	(3,186)	(2,856)

Total deferred tax liabilities	(12,400)	(30,299)
Deferred tax assets:
Property, plant and equipment	1,128	(230)
Goodwill	3,955	(779)
U.S. net operating loss carryforwards	12,008	8,750
Accounts receivable	14,845	—
Accrued expenses and other	2,474	2,998
Foreign jurisdiction net operating loss carryforwards	5,664	3,977
Financial derivatives	1,933	2,502
AMT credit carryforwards	453	453

Total deferred tax assets	42,460	17,671
Valuation allowance	(30,060)	(3,977)

Net deferred income taxes	$—	$(16,605)

        Prior to December 31, 2002, the Company had a net deferred tax liability in the U.S. tax jurisdiction and management expected the Company's deferred tax assets to be realized through offset against reversals of the Company's deferred tax liabilities. However at December 31, 2002, the Company has a net deferred tax asset of approximately $30.1 million. The increase in net deferred tax assets resulted primarily from the accelerated amortization of intangible assets and the write down of the carrying value of goodwill for financial reporting purposes. The Company has established a valuation allowance to offset all of these net deferred tax assets due to uncertainty about ultimate realization. At December 31, 2001, the Company had established a valuation allowance of approximately $4 million to offset the potential tax benefit related to all of its net operating loss carryforwards generated in foreign jurisdictions due to uncertainty of their ultimate realization. Accordingly, the net increase in the valuation allowance during 2002 was approximately $26.1 million.

        The Company's net deferred tax liability of $16.6 million at December 31, 2001, includes $0.4 million that is included in other current assets in the balance sheet.

        At December 31, 2002 and 2001, the Company had net operating loss carryforwards of approximately $48.7 million and $18.9 million. Of these losses, approximately $14.2 million and $12.2 million are related to losses generated by the Company's operations in foreign tax jurisdictions whose use are subject to the tax laws of such foreign jurisdictions and will be limited by the ability of such foreign entities to generate taxable income. Of the total operating loss carryforwards, approximately $14.2 million have no expiration date and approximately $34.5 million expire at various dates beginning in 2021.

        A reconciliation of the Company's provision (benefit) for income taxes at the federal statutory rate to the reported income tax provision (benefit) is as follows (in thousands):

	Successor					Predecessor
					For the Period from October 12, 2000 through December 31, 2000	For the Period from January 1, 2000 through October 11, 2000
	For the Years Ended December 31,
	2002			2001
	Income (Loss) Before Tax Provision, Minority Interests, Extraordinary Items, and Accounting Change	Cumulative Effect of Accounting Change, Net of Tax and Minority Interest	Total
Income tax (benefit) expense at statutory rates	$(25,384)	$(23,386)	$(48,770)	$(20,182)	$(8,030)	$3,638
Nondeductible amortization	—	—		7,270	1,589	3,339
Nondeductible goodwill impairment	—	9,790	9,790	—	—	—
Change in valuation allowance	10,817	15,266	26,083	2,754	1,223	—
State taxes, net of federal benefit	(1,813)	(1,670)	(3,483)	(1,503)	(579)	754
Foreign provision in excess of U.S. rates	260	—	260	684	684	2,215
Other, net	642	—	642	(189)	341	1,244

Total	$(15,478)	$—	$(15,478)	$(11,166)	$(4,772)	$11,190

10.  Commitments and Contingencies

  Leases

        The Company has long-term operating leases for office space and office equipment. The leases generally require the Company to pay maintenance, insurance, taxes and other expenses in addition to minimum annual rentals. Building and equipment rent expense, including an allocation of certain facility operating expenses, was $7.4 million, $7.1 million, $1.3 million, and $5.0 million for the years ended December 31, 2002 and 2001, the period from October 12, 2000 through December 31, 2000, and the period from January 1, 2000 through October 11, 2000, respectively. Future minimum rent commitments under operating leases with initial terms of one year or more are as follows (in thousands):

2003	$6,073
2004	5,730
2005	5,363
2006	4,896
2007	4,730
Thereafter	9,053

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

11.  Segments

        The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and has three reportable segments: trade shows and conferences, trade publications and marketing services. The trade show and conference segment allows exhibitors a cost-effective means to showcase and sell products and services while developing business relationships with potential customers. The Company's trade publications segment provides new product and educational information to readers and allows advertisers to reach highly targeted and select business audiences. The marketing services segment offers customers mailing lists from the Company's subscriber and attendee databases; editorial and advertising reprints; direct mail postcards; and classified, recruitment and industry directory advertising.

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

	Trade Shows and Conferences	Trade Publications	Marketing Services	Corporate and Other	Total
Period from January 1, 2000 through October 11, 2000 (predecessor):
Revenues	$178,606	$120,706	$13,794	$939	$314,045
Contribution margin (loss)	83,766	34,434	7,057	(2,850)	122,407
Segment assets	453,299	224,829	2,291	67,565	747,984

Period from October 12, 2000 through December 31, 2000 (successor):
Revenues	19,752	38,281	5,206	195	63,434
Contribution margin (loss)	2,372	10,639	2,932	(1,848)	14,095
Segment assets	313,914	524,215	97,454	92,794	1,028,377
Year ended December 31, 2001 (successor):
Revenues	186,250	142,607	17,168	972	346,997
Contribution margin (loss)	86,911	35,464	8,788	(4,158)	127,005
Segment assets	688,223	188,842	32,750	90,964	1,000,779
Year ended December 31, 2002 (successor):
Revenues	159,075	131,106	15,678	1,324	307,183
Contribution margin (loss)	80,865	36,364	6,579	(4,308)	119,500
Segment assets	586,406	183,954	32,599	63,067	866,026

        The reconciliation of total segment contribution margin to consolidated (loss) income before taxes, minority interests, extraordinary item and cumulative effect of accounting change is as follows (in thousands):

	Successor			Predecessor
			For the Period from October 12, 2000 through December 31, 2000	For the Period from January 1, 2000 through October 11, 2000
	For the Years Ended December 31,
	2002	2001
Total segment contribution margin	$119,500	$127,005	$14,095	$122,407
General and administrative expense	(35,027)	(35,697)	(7,740)	(30,496)
Funding of affiliated dot.com company operations	(39,587)	—	—	—
Depreciation and amortization	(69,132)	(94,261)	(15,747)	(39,653)
Other expense (primarily interest)	(48,280)	(54,711)	(13,550)	(40,555)

Consolidated (loss) income before taxes, minority interest, extraordinary item and cumulative effect of accounting change	$(72,526)	$(57,664)	$(22,942)	$11,703

        Financial information relating to the Company's operations by geographic area is as follows (in thousands):

	Successor			Predecessor
			For the Period from October 12, 2000 through December 31, 2000	For the Period from January 1, 2000 through October 11, 2000
	For the Years Ended December 31,
	2002	2001
Revenues
United States	$276,784	$309,736	$53,319	$280,836
International	30,399	37,261	10,115	33,209

Total	$307,183	$346,997	$63,434	$314,045

        Revenues are primarily attributed to countries based on the location of customers.

	Successor
	December 31,
	2002	2001
Long-Lived Assets
United States	$752,766	$857,715
International	60,341	62,487

Total	$813,107	$920,202

        No individual customer accounted for more than 10 percent of consolidated revenues during any period presented.

12. Relationship with Advanstar.com, Inc.

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

        In the third quarter of 2001, certain events, including the slowdown in the economy, the changing business environment and continuing operating losses of Advanstar.com, caused management of Advanstar, Inc. to consider certain transactions between its two sister subsidiaries, the Company and Advanstar.com, to satisfy the outstanding advances and notes due to the Company from Advanstar.com. Accordingly, the Company has accounted for the approximately $37.2 million in accumulated advances and notes to Advanstar.com as a charge to capital in excess of par value in the December 31, 2001 consolidated balance sheet, pending final determination of the disposition of these advances and notes. The accumulated advances and notes to Advanstar.com were $20.5 million at December 31, 2000. Net advances and notes of approximately $16.7 million were made during 2001. In the first quarter of 2002, management of Advanstar, Inc. began to consider the further consolidation of the activities of Advanstar.com with the Company, or a merger of Advanstar.com into the Company. Consequently, in response to the changing business environment and continuing operating losses of Advanstar.com, the Company recorded a first quarter 2002 non-cash charge to operations of $37.2 million related to a provision against the outstanding advances and notes due to the Company from Advanstar.com as of December 31, 2001.

        In 2002 the Company began recording the advances and notes issued during the current year as an operating expense on the Company's consolidated statement of operations, as a reflection of the ongoing nature of the operations of Advanstar.com in support of the Company's operations as a result of the restructuring of the activities of Advanstar.com in 2001. Net advances and notes charged to the Company's operations during the year ended December 31, 2002 were approximately $2.4 million.

13. Related-Party Transactions

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

  Parent Company Notes

        As part of the financing for the Acquisition, our parent, Advanstar, Inc., issued the Discount Notes with a principal amount at maturity of $103.2 million. Concurrently with the closing of the offering of the Replacement Notes, Advanstar, Inc. sold additional senior discount notes due October 2011 with an additional aggregate principal amount at maturity of $68.6 million. These notes do not require cash interest payments until 2006. Neither the Company nor any of its subsidiaries guaranteed the senior discount notes. Advanstar, Inc., however, is a holding company and its ability to pay interest on these senior discount notes will be dependent upon the receipt of dividends from its subsidiaries, including the Company. The credit facility and the Replacement Notes impose substantial restrictions on the Company's and its subsidiaries' ability to pay dividends.

14. Supplemental Guarantor Condensed Consolidating Financial Statements

  Basis of Presentation

        The Replacement Notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by the Company and its wholly owned domestic subsidiaries. The subsidiary guarantors are Art Expositions International, Inc., MAGIC and Applied Business TeleCommunications. The condensed consolidating financial statements of the guarantors are presented below and should be read in connection with the consolidated financial statements of the Company. Separate financial statements of the guarantors are not presented because the guarantors are jointly, severally, fully, and unconditionally liable under the guarantees and the Company believes the condensed consolidating financial statements presented are sufficiently meaningful in understanding the financial position and results of the guarantors.

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

Advanstar Communications Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
At December 31, 2002
(In thousands)

	Successor
	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$12,282	$—	$6,648	$—	$18,930
Accounts receivable, net	20,167	29	2,828	—	23,024
Prepaid expenses	6,163	1,673	1,921	—	9,757
Other	1,159	—	49	—	1,208

Total current assets	39,771	1,702	11,446	—	52,919
Noncurrent assets:
Property, plant and equipment, net	21,707	898	894	—	23,499
Deferred tax asset	21,113	—	—	(21,113)	—
Intangible and other assets, net	422,073	301,366	66,169	—	789,608
Investments in subsidiaries	570,753	—	—	(570,753)	—
Intercompany receivable	—	185,023	29,120	(214,143)	—

	$1,075,417	$488,989	$107,629	$(806,009)	$866,026

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$17,400	$—	$—	$—	$17,400
Accounts payable	14,556	1,162	3,654	—	19,372
Accrued liabilities	23,385	6,516	1,213	—	31,114
Deferred revenue	29,327	19,213	4,499	—	53,039

Total current liabilities	84,668	26,891	9,366	—	120,925
Long-term debt, net of current maturities	540,300	—	—	—	540,300
Deferred income taxes and other long-term liabilities	4,139	21,113	235	(21,113)	4,374
Intercompany payable	214,143	—	—	(214,143)	—
Due to parent	4,492	—	—	—	4,492
Minority interests	9,068	—	714	—	9,782
Stockholder's equity:
Common stock	10	3	488	(491)	10
Capital in excess of par value	387,367	438,117	120,738	(558,855)	387,367
(Accumulated deficit) retained earnings	(164,422)	2,865	(19,182)	(11,407)	(192,146)
Accumulated other comprehensive loss	(4,348)	—	(4,730)	—	(9,078)

Total stockholder's equity	218,607	440,985	97,314	(570,753)	186,153

	$1,075,417	$488,989	$107,629	$(806,009)	$866,026

Advanstar Communications Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the year ended December 31, 2002
(In thousands)

	Successor
	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net revenue	$208,668	$64,364	$34,151	$—	$307,183
Operating expenses:
Cost of production and selling, editorial and circulation	138,753	22,411	26,519	—	187,683
General and administrative	28,228	1,224	5,575	—	35,027
Funding of affiliated company operations	39,587	—	—	—	39,587
Depreciation and amortization	36,703	28,770	3,659	—	69,132

Total operating expenses	243,271	52,405	35,753	—	331,429

Operating (loss) income	(34,603)	11,959	(1,602)	—	(24,246)
Other income (expense):
Interest expense, net	(50,849)	—	(362)	—	(51,211)
Other income, net	953	—	1,978	—	2,931

(Loss) income before income taxes and minority interests	(84,499)	11,959	14	—	(72,526)
(Benefit) provision for income taxes	(21,848)	4,487	1,883	—	(15,478)
Minority interests	(176)	—	(298)	—	(474)
Equity in earnings of subsidiaries	18,440	—	—	(18,440)	—

(Loss) income before extraordinary item and accounting change	(44,387)	7,472	(2,167)	(18,440)	(57,522)
Cumulative effect of accounting change	(52,228)	(10,501)	(4,088)	—	(66,817)

Net loss	$(96,615)	$(3,029)	$(6,255)	$(18,440)	$(124,339)

Advanstar Communications Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2002
(In thousands)

	Successor
	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities:
Net loss	$(96,615)	$(3,029)	$(6,255)	$(18,440)	$(124,339)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings of subsidiaries	(18,440)	—	—	18,440	—
Gain on derivative financial instruments	(1,236)	—	—	—	(1,236)
Provision for notes and advances from affiliated dot.com company	37,192	—	—	—	37,192
Transition goodwill impairment	52,228	10,501	4,088	—	66,817
Deferred income taxes	(20,788)	4,306	(123)	—	(16,605)
Depreciation and amortization	36,703	28,770	3,659	—	69,132
Other noncash items	4,527	—	306	—	4,833
Change in working capital items	29,713	(40,304)	(928)	—	(11,519)

Net cash provided by operating activities	23,284	244	747	—	24,275

Investing activities:
Additions to property, plant and equipment	(6,602)	(244)	(370)	—	(7,216)
Acquisitions of publications and trade shows, net of proceeds	(23,424)	—	(515)	—	(23,939)

Net cash used in investing activities	(30,026)	(244)	(885)	—	(31,155)

Financing activities:
Payments of long-term debt, net	(13,100)	—	—	—	(13,100)
Dividends paid to minority interest holders	—	—	(503)	—	(503)
Deferred financing costs	(1,785)	—	—	—	(1,785)

Net cash used in financing activities	(14,885)	—	(503)	—	(15,388)

Effect of exchange rate changes on cash	3	—	(3,441)	—	(3,438)

Net decrease in cash and cash equivalents	(21,624)	—	(4,082)	—	(25,706)
Cash and cash equivalents, beginning of year	33,906	—	10,730	—	44,636

Cash and cash equivalents, end of year	$12,282	$—	$6,648	$—	$18,930

Advanstar Communications Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
At December 31, 2001
(In thousands)

	Successor
	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$33,906	$—	$10,730	$—	$44,636
Accounts receivable, net	20,049	63	2,779	—	22,891
Prepaid expenses	6,202	2,511	2,689	—	11,402
Intercompany (payable) receivable	(148,162)	153,827	(5,665)	—	—
Other	(2,483)	171	3,960	—	1,648

Total current assets	(90,488)	156,572	14,493	—	80,577
Noncurrent assets:
Property, plant and equipment, net	23,299	1,042	1,115	—	25,456
Intangible and other assets, net	477,175	340,246	77,325	—	894,746
Investments in subsidiaries	523,878	—	—	(523,878)	—

	$933,864	$497,860	$92,933	$(523,878)	$1,000,779

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$16,200	$—	$—	$—	$16,200
Accounts payable	20,883	2,609	6,302	—	29,794
Accrued liabilities	24,147	6,161	1,288	—	31,596
Deferred revenue	25,750	21,657	6,642	—	54,049

Total current liabilities	86,980	30,427	14,232	—	131,639
Long-term debt, net of current maturities	553,800	—	—	—	553,800
Deferred income taxes and other long-term liabilities	(3,184)	23,418	448	—	20,682
Due to parent	3,662	—	—	—	3,662
Minority interests	14,412	—	198	—	14,610
Stockholder's equity:
Common stock	10	3	475	(478)	10
Capital in excess of par value	350,175	438,117	88,226	(526,343)	350,175
(Accumulated deficit) retained earnings	(67,807)	5,895	(8,838)	2,943	(67,807)
Accumulated other comprehensive loss	(4,184)	—	(1,808)	—	(5,992)

Total stockholder's equity	278,194	444,015	78,055	(523,878)	276,386

	$933,864	$497,860	$92,933	$(523,878)	$1,000,779

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

For the year ended December 31, 2001
(In thousands)

	Successor
	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net revenue	$234,428	$71,777	$40,792	$—	$346,997
Operating expenses:
Cost of production and selling, editorial nd circulation	164,355	22,054	33,583	—	219,992
General and administrative	29,077	1,087	5,533	—	35,697
Depreciation and amortization	47,698	40,184	6,379	—	94,261

Total operating expenses	241,130	63,325	45,495	—	349,950

Operating (loss) income	(6,702)	8,452	(4,703)	—	(2,953)
Other income (expense):
Interest expense, net	(54,171)	—	(1,328)	—	(55,499)
Other income, net	381	—	407	—	788

(Loss) income before income taxes and minority interests	(60,492)	8,452	(5,624)	—	(57,664)
(Benefit) provision for income taxes	(15,950)	2,507	2,277	—	(11,166)
Minority interests	136	—	(292)	—	(156)
Equity in earnings of subsidiaries	(2,248)	—	—	2,248	—

(Loss) income before extraordinary item and ccounting change	(46,654)	5,945	(8,193)	2,248	(46,654)
Extraordinary item	(2,556)	—	—	—	(2,556)
Cumulative effect of accounting change	(552)	—	—	—	(552)

Net (loss) income	$(49,762)	$5,945	$(8,193)	$2,248	$(49,762)

Advanstar Communications Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2001

(In thousands)

	Successor
	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities:
Net (loss) income	$(49,762)	$5,945	$(8,193)	$2,248	$(49,762)
Adjustments to reconcile net income (loss) to et cash provided by operating activities:
Equity in earnings of subsidiaries	2,248	—	—	(2,248)	—
Extraordinary item — early extinguishment of debt	2,556	—	—	—	2,556
Loss on derivative financial instruments	1,075	—	—	—	1,075
Depreciation and amortization	47,698	40,184	6,379	—	94,261
Other noncash items	(6,876)	(11,166)	9,912	—	(8,130)
Change in working capital items	29,202	(34,211)	6,822	—	1,813

Net cash provided by operating activities	26,141	752	14,920	—	41,813

Investing activities:
Additions to property, plant and equipment	(6,701)	(753)	(481)	—	(7,935)
Acquisitions of publications and trade shows, net of proceeds	(7,346)	—	(6,428)	—	(13,774)
Increase in advances and notes due from affiliate	(20,024)	—	—	—	(20,024)

Net cash used in investing activities	(34,071)	(753)	(6,909)	—	(41,733)

Financing activities:
Proceeds from sale of common stock and capital contributions	34,775	—	—	—	34,775
Payments of long-term debt, net	(1,000)	—	—	—	(1,000)
Deferred financing costs	(9,000)	—	(1)	—	(9,001)

Net cash provided by (used in) financing activities	24,775	—	(1)	—	24,774

Effect of exchange rate changes on cash	6,325	—	(4,218)	—	2,107

Net increase (decrease) in cash and cash equivalents	23,170	(1)	3,792	—	26,961
Cash and cash equivalents, beginning of year	10,736	1	6,938	—	17,675

Cash and cash equivalents, end of year	$33,906	$—	$10,730	$—	$44,636

Advanstar Communications Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the period from October 12, 2000 through December 31, 2000
(In thousands)

	Successor
	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net revenue	$48,638	$4,260	$10,536	$—	$63,434
Operating expenses:
Cost of production and selling, editorial and circulation	36,146	3,579	9,614	—	49,339
General and administrative	6,381	208	1,151	—	7,740
Depreciation and amortization	13,949	528	1,270	—	15,747

Total operating expenses	56,476	4,315	12,035	—	72,826

Operating loss	(7,838)	(55)	(1,499)	—	(9,392)
Other income (expense):
Interest (expense) income, net	(14,027)	—	262	—	(13,765)
Other income (expense), net	828	—	(613)	—	215

Loss before income taxes and minority interests	(21,037)	(55)	(1,850)	—	(22,942)
(Benefit) provision for income taxes	(4,976)	83	121	—	(4,772)
Minority interests	125	—	—	—	125
Equity in losses of subsidiaries	(2,109)	—	—	2,109	—

Net (loss) income	$(18,045)	$(138)	$(1,971)	$2,109	$(18,045)

ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

For the period from October 12, 2000 through December 31, 2000
(In thousands)

	Successor
	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities:
Net (loss) income	$(18,045)	$(138)	$(1,971)	$2,109	$(18,045)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Equity in losses of subsidiaries	2,109	—	—	(2,109)	—
Depreciation and amortization	13,949	528	1,270	—	15,747
Noncash items	3,291	—	—	—	3,291
Change in working capital items	(718)	(355)	(3,595)	—	(4,668)

Net cash provided by (used in) operating activities	586	35	(4,296)	—	(3,675)

Investing activities:
Investment in subsidiaries	(13,783)	—	—	13,783	—
Additions to property, plant and equipment	(2,304)	(67)	(207)	—	(2,578)
Acquisitions of publications and trade shows, net of cash acquired	(4,753)	—	(6,044)	—	(10,797)
Increase in advances and notes due from affiliate	(9,020)	—	—	—	(9,020)

Net cash (used in) provided by investing activities	(29,860)	(67)	(6,251)	13,783	(22,395)

Financing activities:
Proceeds from sale of common stock and capital contributions and other	—	—	13,783	(13,783)	—
Effect of exchange rate changes on cash	904	—	(1,890)	—	(986)

Net (decrease) increase in cash and cash equivalents	(28,370)	(32)	1,346	—	(27,056)
Cash and cash equivalents, beginning of period	39,106	33	5,592	—	44,731

Cash and cash equivalents, end of period	$10,736	$1	$6,938	$—	$17,675

Advanstar Communications Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the period from January 1, 2000 through October 11, 2000
(In thousands)

	Predecessor
	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net revenue	$210,239	$63,738	$40,068	$—	$314,045
Operating expenses:
Cost of production and selling, editorial and circulation	139,623	20,290	31,725	—	191,638
General and administrative	24,931	587	4,978	—	30,496
Depreciation and amortization	27,259	9,491	2,903	—	39,653

Total operating expenses	191,813	30,368	39,606	—	261,787

Operating income	18,426	33,370	462	—	52,258
Other income (expense):
Interest expense, net	(36,928)	—	(1,233)	—	(38,161)
Other expense, net	(595)	—	(1,799)	—	(2,394)

(Loss) income before income taxes and minority interests	(19,097)	33,370	(2,570)	—	11,703
(Benefit) provision for income taxes	(6,213)	15,710	1,693	—	11,190
Minority interests	(1,003)	—	—	—	(1,003)
Equity in earnings of subsidiaries	13,397	—	—	(13,397)	—

Net (loss) income	$(490)	$17,660	$(4,263)	$(13,397)	$(490)

Advanstar Communications Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the period from January 1, 2000 through October 11, 2000
(In thousands)

	Predecessor
	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities:
Net (loss) income	$(490)	$17,660	$(4,263)	$(13,397)	$(490)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries	(13,397)	—	—	13,397	—
Depreciation and amortization	27,259	9,491	2,903	—	39,653
Noncash items	6,144	—	1,150	—	7,294
Change in working capital items	(72,128)	74,914	(9,295)	—	(6,509)

Net cash (used in) provided by operating activities	(52,612)	102,065	(9,505)	—	39,948

Investing activities:
Investment in subsidiaries	84,997	—	—	(84,997)	—
Additions to property, plant and equipment	(8,508)	(338)	(458)	—	(9,304)
Acquisitions of publications and trade shows, net of cash acquired	1,204	500	(11,201)	—	(9,497)
Increase in long-term receivable from affiliate	(10,749)	—	—	—	(10,749)

Net cash provided by (used in) investing activities	66,944	162	(11,659)	(84,997)	(29,550)

Financing activities:
Proceeds from sale of common stock and capital contributions and other	—	(102,256)	17,259	84,997	—
Payments of long-term debt, net	(16,828)	—	—	—	(16,828)
Dividends paid to minority interest holders	—	—	(1,150)	—	(1,150)

Net cash (used in) provided by financing activities	(16,828)	(102,256)	16,109	84,997	(17,978)

Effect of exchange rate changes on cash	(3,230)	—	3,510	—	280

Net decrease in cash and cash equivalents	(5,726)	(29)	(1,545)	—	(7,300)
Cash and cash equivalents, beginning of period	5,612	33	5,592	—	11,237

Cash and cash equivalents, end of period	$(114)	$4	$4,047	$—	$3,937

2. Financial Statement Schedules

Report of Independent Accountants on Financial Statement Schedules

To the Stockholder and Board of Directors of
Advanstar Communications Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 14, 2003 also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 14, 2003

Schedule II—Valuation and Qualifying Accounts.
Advanstar Communications Inc.
Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period
		Additions
Allowance for doubtful accounts
Advanstar
Year ended December 31, 2002	$970,000	$1,639,000	$—	$1,560,000	$1,049,000
Year ended December 31, 2001	725,000	2,768,000	—	2,523,000	970,000
Period from October 12, 2000 to December 31, 2000	—	956,500	—	231,500	725,000
Predecessor
Period from January 1, 2000 to October 11, 2000	709,000	1,406,500	—	1,412,500	703,000

(1)
Uncollectible accounts written off.

        All other financial schedule are omitted because they are not applicable or the information is included in the financial statements or related notes.

B. Reports on Form 8-K

        There were no Current Reports on Form 8-K filed during the fourth quarter of the year ended December 31, 2001.

C. Exhibits

Exhibit No.	Document
3.1	Certificate of Incorporation of Advanstar Communications Inc. (Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-57201) and incorporated by reference herein)
3.1.1	Certificate of Amendment of the Certificates of Incorporation of Advanstar Communications Inc. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2000 and incorporated by reference herein)
3.2	By-Laws of Advanstar Communications Inc. (Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-57201) and incorporated by reference herein)
4.1	Indenture, dated as of February 21, 2001 among Advanstar Communications Inc., the Guarantors party thereto and the Trustee. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2000 and incorporated by reference herein)
10.1	Advanstar Holdings Corp. 2000 Management Plan Incentive dated as of October 11, 2000. (As amended September 17, 2002 and December 10, 2002)*
10.2	Advanstar Holdings Corp. Shareholders Agreement dated as of October 11, 2000. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2000 and incorporated by reference herein)
10.2.1	First Amendment and Waiver to Shareholders' Agreement dated as of February 21, 2001.(Previously filed as an Exhibit to Advanstar Communications' Registration Statement on Form S-1 (333-59284) and incorporated by reference herein)
10.2.2	Second Amendment and Waiver to Stockholders' Agreement dated as of April 4, 2001. (Previously filed as an Exhibit to Advanstar Communications' Registration Statement on Form S-1 (333-59284) and incorporated by reference herein)
10.3	Credit Agreement, dated as of October 11, 2000, as amended and restated November 7, 2000, among, Advanstar Communications Inc., the guarantors party thereto and the lenders party thereto. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2000 and incorporated by reference herein)
10.3.1	First amendment to Credit Agreement, dated as of March 22, 2002. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2001 and incorporated by reference herein)
10.4	Employment Agreement, dated August 14, 2000, between Advanstar, Inc. and Robert Krakoff. (Previously filed as Exhibit 10.1 to Form 10-Q of Advanstar, Inc. filed with the Securities and Exchange Commission on November 14, 2000, and incorporated by reference herein)
10.5	Employment Agreement, dated August 14, 2000, between Advanstar, Inc. and James M. Alic. (Previously filed as Exhibit 10.2 to Form 10-Q of Advanstar, Inc. filed with the Securities and Exchange Commission on November 14, 2000, and incorporated by reference herein)
10.5.1	Amendment to Employment Agreement, effective March 1, 2002, between Advanstar, Inc. and James M. Alic. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2001 and incorporated by reference herein)
10.6	Employees' 401(k) Plan and Trust, as amended. (Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-57201) and incorporated by reference herein)
10.7	Agreement, dated July 31, 1997, between Advanstar Communications Inc. and Banta Publications. (Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-57201) and incorporated by reference herein)
10.8	Employment Agreement dated June 20, 2001 between Advanstar, Inc. and Joseph Loggia. (Previously filed as an exhibit to Advanstar Communications' Quarterly Report on Form 10-Q for the second quarter of 2001 and incorporated by reference herein)
10.9	Direct Investment Plan dated as of October 11, 2000. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2001 and incorporated by reference herein)

10.10	Registration Rights Agreement dated as of February 21, 2001 between Advanstar Communications Inc. and Credit Suisse First Boston Corporation, Fleet Securities, Inc., Barclays Capital Inc., BMO Nesbitt Burns Inc. and Dresdner Kleinwort Benson North America LLC, as Initial Purchasers. (Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-57201) and incorporated by reference herein)
10.11	Advisory Agreement, effective December 10, 2002, between Advanstar, Inc. and Douglas B. Fox.*
10.12	Letter, dated February 7, 1994, between Advanstar Communications Inc. and David W. Montgomery*
10.13	Agreement, dated February 19, 1999, by and among Advanstar, Inc., Advanstar Communications Inc. and Eric I. Lisman*
12.1	Computation of Ratio of Earnings to Fixed Charges.*
21.1	Subsidiaries of Advanstar Communications, Inc. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2000 and incorporated by reference herein)
99.1	CEO's Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.*
99.2	CFO's Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.*

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

Signature	Title	Date

/s/ ROBERT L. KRAKOFF Robert L. Krakoff	Chairman of the Board and Chief Executive Officer	March 28, 2002
/s/ DAVID W. MONTGOMERY David W. Montgomery	Vice President—Finance, Chief Financial Officer Secretary and Principal Accounting Officer	March 28, 2002
/s/ JAMES M. ALIC James M. Alic	Director	March 28, 2002
/s/ JOSEPH LOGGIA Joseph Loggia	Director	March 28, 2002
/s/ OHSANG KWON OhSang Kwon	Director	March 27, 2002
/s/ JAMES A. QUELLA James A. Quella	Director	March 27, 2002
/s/ DAVID M. WITTELS David M. Wittels	Director	March 27, 2002
/s/ DOUGLAS B. FOX Douglas B. Fox	Director	March 27, 2002

CERTIFICATION

I, Robert L. Krakoff, certify that:

  (1)
  I have reviewed this annual report on Form 10-K of Advanstar Communications Inc.;

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

  (4)
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  (a)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  (c)
  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
  (6)
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ ROBERT L. KRAKOFF Robert L. Krakoff Chief Executive Officer

March 28, 2003

CERTIFICATION

I, David W. Montgomery, certify that:

  (1)
  I have reviewed this annual report on Form 10-K of Advanstar Communications Inc.;

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

  (4)
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  (a)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  (c)
  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
  (6)
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ DAVID W. MONTGOMERY David W. Montgomery Chief Financial Officer

March 28, 2003

QuickLinks

PART I
Forward Looking Statements
NOTE ON INDUSTRY AND MARKET DATA
Portfolio Events and Magazines
PART II
PART III
OPTION GRANTS IN LAST FISCAL YEAR
Aggregated Option Exercises in 2002 and December 31, 2002 Option Values
PART IV
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
Advanstar Communications Inc. and Subsidiaries Condensed Consolidating Balance Sheets At December 31, 2002 (In thousands)
Advanstar Communications Inc. and Subsidiaries Condensed Consolidating Statements of Operations For the year ended December 31, 2002 (In thousands)
Advanstar Communications Inc. and Subsidiaries Condensed Consolidating Statements of Cash Flows For the year ended December 31, 2002 (In thousands)
Advanstar Communications Inc. and Subsidiaries Condensed Consolidating Balance Sheets At December 31, 2001 (In thousands)
ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES Condensed Consolidating Statements of Operations For the year ended December 31, 2001 (In thousands)
Advanstar Communications Inc. and Subsidiaries Condensed Consolidating Statements of Cash Flows For the year ended December 31, 2001 (In thousands)
Advanstar Communications Inc. and Subsidiaries Condensed Consolidating Statements of Operations For the period from October 12, 2000 through December 31, 2000 (In thousands)
ADVANSTAR COMMUNICATIONS INC. AND SUBSIDIARIES Condensed Consolidating Statements of Cash Flows For the period from October 12, 2000 through December 31, 2000 (In thousands)
Advanstar Communications Inc. and Subsidiaries Condensed Consolidating Statements of Operations For the period from January 1, 2000 through October 11, 2000 (In thousands)
Advanstar Communications Inc. and Subsidiaries Condensed Consolidating Statements of Cash Flows For the period from January 1, 2000 through October 11, 2000 (In thousands)
Schedule II—Valuation and Qualifying Accounts. Advanstar Communications Inc. Valuation and Qualifying Accounts
SIGNATURES
CERTIFICATION
CERTIFICATION