Form 10-K/A
period 2002-12-31
ADVANSTAR COMMUNICATIONS INC
filed 2003-03-31
CIK 1062771

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

        As of March 31, 2003, the registrant had 1,000,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
 None.

Explanatory Note

Advanstar Communications Inc. is filing this amendment No. 1 to its annual report on Form 10-K/A solely to replace Exhibit 12.1, and to add Exhibits 10.12 and 10.13, to our annual report on Form 10-K filed with the Securities and Exchange commission on Monday, March 31, 2003 (the "Original Form 10-K"). Exhibit 12.1 was erroneously filed, and Exhibits 10.12 and 10.13 were erroneously omitted, from our Original Form 10-K by our filing agent during the edgarization process.

Item 15. — EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
A. Documents Filed as Part of this Report:
        1. Financial Statements: Previous filed with the Original Form 10-K.

B. Reports on Form 8-K

        There were no Current Reports on Form 8-K filed during the fourth quarter of the year ended December 31, 2001.

C. Exhibits

Exhibit No.	Document
3.1	Certificate of Incorporation of Advanstar Communications Inc. (Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-57201) and incorporated by reference herein)
3.1.1	Certificate of Amendment of the Certificates of Incorporation of Advanstar Communications Inc. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2000 and incorporated by reference herein)
3.2	By-Laws of Advanstar Communications Inc. (Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-57201) and incorporated by reference herein)
4.1	Indenture, dated as of February 21, 2001 among Advanstar Communications Inc., the Guarantors party thereto and the Trustee. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2000 and incorporated by reference herein)
10.1	Advanstar Holdings Corp. 2000 Management Plan Incentive dated as of October 11, 2000. (As amended September 17, 2002 and December 10, 2002) (Previously filed)
10.2	Advanstar Holdings Corp. Shareholders Agreement dated as of October 11, 2000. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2000 and incorporated by reference herein)
10.2.1	First Amendment and Waiver to Shareholders' Agreement dated as of February 21, 2001.(Previously filed as an Exhibit to Advanstar Communications' Registration Statement on Form S-1 (333-59284) and incorporated by reference herein)
10.2.2	Second Amendment and Waiver to Stockholders' Agreement dated as of April 4, 2001. (Previously filed as an Exhibit to Advanstar Communications' Registration Statement on Form S-1 (333-59284) and incorporated by reference herein)
10.3	Credit Agreement, dated as of October 11, 2000, as amended and restated November 7, 2000, among, Advanstar Communications Inc., the guarantors party thereto and the lenders party thereto. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2000 and incorporated by reference herein)
10.3.1	First amendment to Credit Agreement, dated as of March 22, 2002. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2001 and incorporated by reference herein)
10.4	Employment Agreement, dated August 14, 2000, between Advanstar, Inc. and Robert Krakoff. (Previously filed as Exhibit 10.1 to Form 10-Q of Advanstar, Inc. filed with the Securities and Exchange Commission on November 14, 2000, and incorporated by reference herein)
10.5	Employment Agreement, dated August 14, 2000, between Advanstar, Inc. and James M. Alic. (Previously filed as Exhibit 10.2 to Form 10-Q of Advanstar, Inc. filed with the Securities and Exchange Commission on November 14, 2000, and incorporated by reference herein)
10.5.1	Amendment to Employment Agreement, effective March 1, 2002, between Advanstar, Inc. and James M. Alic. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2001 and incorporated by reference herein)

10.6	Employees' 401(k) Plan and Trust, as amended. (Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-57201) and incorporated by reference herein)
10.7	Agreement, dated July 31, 1997, between Advanstar Communications Inc. and Banta Publications. (Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-57201) and incorporated by reference herein)
10.8	Employment Agreement dated June 20, 2001 between Advanstar, Inc. and Joseph Loggia. (Previously filed as an exhibit to Advanstar Communications' Quarterly Report on Form 10-Q for the second quarter of 2001 and incorporated by reference herein)
10.9	Direct Investment Plan dated as of October 11, 2000. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2001 and incorporated by reference herein)
10.10	Registration Rights Agreement dated as of February 21, 2001 between Advanstar Communications Inc. and Credit Suisse First Boston Corporation, Fleet Securities, Inc., Barclays Capital Inc., BMO Nesbitt Burns Inc. and Dresdner Kleinwort Benson North America LLC, as Initial Purchasers. (Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-57201) and incorporated by reference herein)
10.11	Advisory Agreement, effective December 10, 2002, between Advanstar, Inc. and Douglas B. Fox. (Previously filed)
10.12	Letter, dated February 7, 1994, between Advanstar Communications Inc. and David W. Montgomery*
10.13	Agreement, dated February 19, 1999, by and among Advanstar, Inc., Advanstar Communications Inc. and Eric I. Lisman*
12.1	Computation of Ratio of Earnings to Fixed Charges.*
21.1	Subsidiaries of Advanstar Communications, Inc. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2000 and incorporated by reference herein)
99.1	CEO's Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.*
99.2	CFO's Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.*

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

Signature	Title	Date

/s/ ROBERT L. KRAKOFF Robert L. Krakoff	Chairman of the Board and Chief Executive Officer	March 31, 2003
/s/ DAVID W. MONTGOMERY David W. Montgomery	Vice President—Finance, Chief Financial Officer Secretary and Principal Accounting Officer	March 31, 2003
/s/ JAMES M. ALIC James M. Alic	Director	March 31, 2003
/s/ JOSEPH LOGGIA Joseph Loggia	Director	March 31, 2003
OhSang Kwon	Director
/s/ JAMES A. QUELLA James A. Quella	Director	March 31, 2003
David M. Wittels	Director
/s/ DOUGLAS B. FOX Douglas B. Fox	Director	March 31, 2003

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

By:	/s/ ROBERT L. KRAKOFF Robert L. Krakoff Chief Executive Officer March 31, 2003

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
March 31, 2003

QuickLinks

Explanatory Note
SIGNATURES
CERTIFICATION
CERTIFICATION