Form 10-Q
period 2003-03-31
ADVANSTAR COMMUNICATIONS INC
filed 2003-05-13
CIK 1062771

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2003

OR

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

02116

(Zip Code)

Registrant’s Telephone Number, Including Area Code: (617) 267-6500

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

As of May 13, 2003,  1,000,000 shares of the Registrant’s common stock were outstanding.

Advanstar Communications Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2003	December 31, 2002
ASSETS

Current assets:
Cash and cash equivalents	$12,256	$18,930
Accounts receivable, net of allowance of $1,244 and $1,049 at March 31, 2003 and December 31, 2002	23,770	23,024
Prepaid expenses	9,472	9,757
Other	1,104	1,208

Total current assets	46,602	52,919

Property, plant and equipment, net	23,297	23,499

Intangible and other assets:
Goodwill, net	661,632	660,808
Intangibles and other, net	116,644	128,800

Total intangible and other assets, net	778,276	789,608

	$848,175	$866,026

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$17,936	$17,400
Accounts payable	26,331	19,372
Accrued compensation	3,844	6,320
Other accrued expenses	20,344	24,794
Deferred revenue	26,360	53,039

Total current liabilities	94,815	120,925

Long-term debt, net of current maturities	532,514	540,300
Other long-term liabilities	2,636	4,374
Due to parent	4,437	4,492
Minority interests	10,080	9,782

Commitments and contingencies

Stockholder’s equity:
Common stock, $.01 par value, 40,000,000 shares authorized; 1,000,000 shares issued and outstanding at March 31, 2003 and December 31, 2002	10	10
Capital in excess of par value	387,367	387,367
Accumulated deficit	(176,460)	(192,146)
Accumulated other comprehensive loss	(7,224)	(9,078)

Total stockholder’s equity	203,693	186,153

	$848,175	$866,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar Communications Inc.

Condensed Consolidated Statements of Operations

(In thousands)

	For the Three Months Ended March 31,
	2003	2002

Net revenue	$109,355	$109,427

Operating expenses:
Cost of production	23,252	23,190
Selling, editorial and circulation	35,065	36,156
General and administrative	9,868	9,878
Funding of affiliated dot.com company operations (see Note 9)	210	38,079
Amortization of intangibles	10,965	14,426
Depreciation	2,190	2,222

Total operating expenses	81,550	123,951

Operating income (loss)	27,805	(14,524)

Other income (expense):
Interest expense, net	(12,086)	(12,674)
Other income (expense), net	399	1,042

Income (loss) before income taxes, minority interests and cumulative effect of accounting change	16,118	(26,156)

Provision (benefit) for income taxes	304	(4,776)

Minority interests	(128)	(90)

Income (loss) before cumulative effect of accounting change	15,686	(21,470)

Cumulative effect of accounting change, net of tax and minority interest	—	(66,817)

Net income (loss)	$15,686	$(88,287)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar Communications Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	For the Three Months Ended March 31,
	2003	2002
Operating activities:
Net income (loss)	$15,686	$(88,287)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for notes and advances from affiliated dot.com company (see Note 9)	—	37,192
Transition goodwill impairment	—	66,817
Depreciation and amortization	13,155	16,648
(Gain) loss on derivative financial instruments	(443)	(902)
Undistributed earnings of minority interest holders	128	90
Noncash interest	686	616
Loss (gain) on sales of assets and other	15	(3)
Deferred income taxes	—	(5,627)
Provision for bad debts	412	1,017
Changes in operating assets and liabilities	(27,374)	(38,040)
Net cash provided by (used in) operating activities	2,265	(10,479)

Investing activities:
Additions to property, plant and equipment	(1,979)	(1,289)
Acquisitions of publications and trade shows, net of cash acquired	(1)	(11,736)
Net cash used in investing activities	(1,980)	(13,025)

Financing activities:
Proceeds from revolving credit loan	3,000	—
Payments on revolving credit loan	(6,000)	—
Payments of long-term debt	(4,250)	(3,450)
Deferred financing costs	(27)	(1,755)
Net cash used in financing activities	(7,277)	(5,205)
Effect of exchange rate changes on cash	318	255
Net decrease in cash and cash equivalents	(6,674)	(28,454)
Cash and cash equivalents, beginning of period	18,930	44,636
Cash and cash equivalents, end of period	$12,256	$16,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar Communications Inc.

Notes to Condensed Consolidated Financial Statements

1.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Advanstar Communications Inc. (Communications, or the Company) in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes that all adjustments, consisting solely of normal recurring items (except for the cumulative effect of an accounting change recorded in the first quarter of 2002 as discussed in Note 3), considered necessary for a fair presentation have been included, and that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements, however, should be read in conjunction with the audited financial statements and the related notes, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.  The results of operations for the three month periods ended March 31, 2003 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2003.

2.                                      Summary of Significant Accounting Policies

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards (SFAS)  No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to account for stock options and awards to employees under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

If the Company had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123, net loss would have been increased to the pro forma amounts indicated in the table below (in thousands):

	For the Three Months Ended March 31,
	2003	2002

Net income (loss)—as reported	$15,686	$(88,287)

Less: pro forma stock based employee compensation	(583)	(483)
Net income (loss)—pro forma	$15,103	$(88,770)

Interim Income Tax Expense

The Company determines its quarterly income tax provision based upon an estimated annual effective income tax rate.  In determining the effective income tax rate applicable to interim periods, the Company excludes tax jurisdicitons where no tax expense or benefit is expected for the entire year.

Reclassifications

Certain reclassifications have been made to amounts reported in prior periods in order to conform to the current period presentation.  These reclassifications did not change previously reported operating (loss) income, net loss, cash flows or stockholder’s equity.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  The provisions of SFAS No. 143 are effective for the Company in 2003.  The Company has determined that it has no material asset retirement obligations.  Accordingly, the adoption of SFAS No. 143 had no impact on the Company’s financial position, results of operations or cash flows.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.  The adoption of SFAS No. 145 did not have a significant impact of the results of operations or financial position of the Company, but in accordance with the transition provisions, resulted in reclassification of a $2.6 million extraordinary item into the Company’s 2001 income before income taxes, minority interests and cumulative effect of accounting change.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company had no exit or disposal activities as defined by SFAS No. 146 in the first quarter of 2003.  Accordingly, the adoption of SFAS No. 146 had no impact on the Company’s results of operations, financial position, or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition Disclosure - an amendment of SFAS No. 123.”  The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements shall be effective for interim periods beginning after December 15, 2002.  The Company has no immediate plans to change to the fair value based method of accounting for stock-based compensation.  The Company has made certain interim stock-based employee compensation disclosures required by SFAS No. 148 beginning in the quarter ended March 31, 2003.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  The recognition provisions of the interpretation are effective for the Company in 2003 and are applicable only to guarantees issued or modified after December 31, 2002.  The adoption of Interpretation No. 45 did not have a significant impact of the results of operations or financial position of the Company.

3.                                      Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which established new standards related to how acquired goodwill and indefinite-lived intangible assets are to be recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements.

Effective with the adoption of this standard, the Company no longer amortizes goodwill.  Instead, SFAS No. 142 requires acquired goodwill to be periodically evaluated for impairment.  Upon adoption of the standard, the Company completed a transitional impairment test for its acquired goodwill using a discounted cash flow model.  As a result of the impairment analysis, the Company recorded, a goodwill impairment charge of $70.9 million in the first quarter of 2002.  After minority interest effect of $4.1 million, the net charge was $66.8 million.  This charge was attributable primarily to an impairment of the carrying value of goodwill in our tradeshow operating segment which management believes resulted from a slow-down in the economy and its associated impact on the tradeshow business.  The net charge of $66.8 million was reported as a cumulative effect of a change in accounting principle.  There was no income tax effect associated with this impairment charge.

The changes in the carrying amount of goodwill for the three months ended March 31, 2003, by operating segment, are as follows (in thousands):

	Trade Shows and Conferences	Trade Publications	Marketing Services	Totals

Balance as of December 31, 2002	$492,554	$137,414	$30,840	$660,808
Goodwill acquired or allocated during the period	—	28	—	28
Foreign currency translation	1,086	(298)	8	796
Balance as of March 31, 2003	$493,640	$137,144	$30,848	$661,632

Trade exhibitor and advertiser lists are amortized on an accelerated basis over six and five years, respectively, while subscriber lists and other intangible assets are amortized on a straight-line basis over three to 10 years and consist of the following as of March 31, 2003 and December 31, 2002 (in thousands):

	March 31, 2003	December 31, 2002

Trade exhibitor lists	$161,596	$161,492
Advertiser lists	39,321	39,673
Subscriber lists	23,978	23,978
Other intangible assets	7,919	8,097
Deferred loan costs	22,397	22,367
	255,211	255,607
Accumulated amortization	(138,567)	(126,807)
Total intangible and other assets, net	$116,644	$128,800

Estimated amortization expense of identified intangible assets and other for the remaining nine months of 2003 and for the next five years is as follows: (in thousands):

2003	$33,457
2004	32,727
2005	28,417
2006	14,697
2007	3,299
2008	1,994

4.                                      Acquisitions

On January 9, 2002 the Company acquired AIIM International Exposition and Conference for approximately $11.9 million in cash and assumed liabilities.

On October 3, 2002 the Company acquired HT—the Magazine for Healthcare Travel Professionals for approximately $11.1 million in cash and assumed liabilities.

From January 1, 2002 through December 31, 2002, the Company completed two other acquisitions of publishing properties with a cumulative purchase price of $1.0 million

The acquisitions discussed above have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the dates of the acquisitions.  The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill.  Certain of the assets and liabilities acquired in connection with these 2002 acquisitions were recorded based upon preliminary estimates as of the dates of acquisition.  The Company does not believe the final allocation of purchase price will be materially different from preliminary allocations.  Any changes to the preliminary estimates during the allocation period will be reflected as an adjustment to goodwill.  Results of operations for these acquisitions have been included in the accompanying consolidated financial statements since their respective dates of acquisition.  The pro forma operating results related to the acquisitions are immaterial.

5.                                      Financial Derivative Instruments

The Company uses derivative instruments to manage exposure to interest rate and foreign currency risks.  The Company’s objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impact of these exposures.

Interest Rate Risk

Variable rate debt instruments are subject to interest rate risk.  The Company has entered into interest rate collar agreements with remaining maturities of 11 months to manage its exposure to interest rate movements on a portion of its variable rate debt obligations.  The effective portion of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income in stockholder’s equity and is recognized in earnings as the underlying interest expense is incurred.  The ineffective portion of the interest rate collar agreements is recognized in current earnings.

Foreign Currency Risk

Certain forecasted transactions are exposed to foreign currency risk.  Foreign currencies hedged are the Euro, British Pound Sterling and the Brazilian Real.  Forward contracts are used to manage the exposure associated with forecasted international revenue transactions for up to nine months in the future and are designated as cash flow hedging instruments.  Changes in fair value of these instruments are reported as a component of accumulated other comprehensive income in stockholder’s equity and are recognized in earnings as the underlying revenue is recognized.  Forward contracts not designated as hedging instruments under SFAS No. 133 are also used to manage the impact of the variability in exchange rates.  Changes in the fair value of these foreign exchange contracts are recognized in current earnings.

At March 31, 2003, the Company had foreign exchange derivative contracts to sell with a notional amount totaling $9.2 million and to buy totaling $3.3 million.  The estimated fair value of the foreign exchange contracts based upon market quotes was a net liability of $0.1 million at March 31, 2003.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the effects of FAS 133 on the Company’s accumulated other comprehensive income as of March 31, 2003 and 2002 (in thousands):

	Interest Rate Collar Agreements	Foreign Exchange Contracts	Total

Accumulated other comprehensive income (loss) balance at December 31, 2002	$(4,350)	$—	$(4,350)

Unwound from accumulated other comprehensive income (loss) during the period	1,363	—	1,363

Mark to market hedge contracts	(451)	(69)	(520)

Accumulated other comprehensive income (loss) balance at March 31, 2003	(3,438)	(69)	(3,507)

Accumulated other comprehensive income (loss) balance at December 31, 2001	$(4,189)	$5	$(4,184)

Unwound from accumulated other comprehensive income (loss) during the period	1,218	(5)	1,213

Mark to market hedge contracts	1,098	—	1,098

Accumulated other comprehensive income (loss) balance at March 31, 2002	$(1,873)	$—	$(1,873)

At March 31, 2003, the Company estimates that it will reclassify out of accumulated other comprehensive income approximately $3.5 million of deferred losses into earnings within the next 12 months.

The fair value of the Company’s derivatives was a net liability position of $5.3 million and $6.6 million at March 31, 2003 and December 31, 2002, respectively, of which $5.3 million and $5.8 million is included in accrued liabilities at March 31, 2003 and December 31, 2002, respectively, and $0.8 million is included in other long-term liabilities at December 31, 2002, in the accompanying condensed consolidated balance sheets.

Statement of Operations

The following tables summarize the effects of SFAS No. 133 on the Company’s statement of operations related to the ineffective portion of the Company’s interest rate collar agreements and changes in the fair value of foreign exchange contracts not designated as hedging instruments for the three months ended March 31, 2003 and 2002 (in thousands):

	Interest Rate Collar Agreements	Foreign Exchange Contracts	Total

Three months ended March 31, 2003
Other income (expense)	$532	$(89)	$443
Total statement of operations impact before taxes	$532	$(89)	$443

Three months ended March 31, 2002
Other income (expense)	$126	$776	$902
Total statement of operations impact before taxes	$126	$776	$902

6.                                      Debt

Credit Facility

The credit facility (the Credit Facility) consists of (i) $415 million of term loans A and B payable in quarterly installments through April 11, 2007 and October 11, 2008, respectively and (ii) $80.0 million of revolving loan availability through April 11, 2007.  The Credit Facility contains restrictive covenants which require us to, among other things, maintain a maximum quarterly leverage ratio  and a minimum fixed charge ratio (as defined).  As a result of the economic slowdown continuing into 2003, we did not anticipate that we would meet the leverage ratio requirement as of the first quarter of 2004.  Accordingly, the Company sought and obtained an amendment to the Credit Facility in April 2003 which provided for certain revisions to our maximum leverage ratio in 2003 and 2004.  The amendment provides for a maximum leverage ratio of 6.50:1 for the second quarter of  2003, increasing to 6.75:1 for the third quarter of 2003 through the second quarter of 2004 and then declining on a quarterly basis to 6.25:1 in the fourth quarter of 2004.  Thereafter, the maximum ratio is 4.00:1.  The amendment also increases the applicable margin (as defined) on amounts borrowed by 50 basis points.  Although there can be no assurance, we believe that we will be able to comply with the amended financial covenants contained in the Credit Facility in 2003 and 2004.

Borrowings under the Credit Facility are collateralized by substantially all of the Company’s assets.  In addition, as of March 31, 2003, the Company has interest rate protection agreements for a notional amount of $150 million that effectively guarantee that the Company’s interest rate on $150 million of the Company’s Credit Facility will not exceed 10.17 percent, nor be less than 9.00 percent.  The Company includes net amounts paid or received under the interest rate protection agreements as a component of interest expense.  At March 31, 2003, the Company had approximately $43.3 million of borrowings available under the Credit Facility, subject to terms and conditions specified therein.

Senior Subordinated Notes

The $160.0 million unsecured, 12 percent senior subordinated notes due 2011 (the Notes) bear interest payable semiannually on February 15 and August 15 of each year.  The Notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by the Company and its wholly owned domestic subsidiaries.  The financial covenants under the Notes include ratio limitations on certain asset dispositions, payments, debt incurrence, dividends and other restricted payments.

Long-term debt consists of the following (in thousands):

	March 31, 2003	December 31, 2002

Term loan A, interest at LIBOR plus 3.25%; 4.54% at March 31, 2003, due quarterly through April 11, 2007	$71,250	$75,000
Term loan B, interest at LIBOR plus 4.00%; 5.43% at March 31, 2003, due quarterly through October 11, 2008	280,800	280,800
Revolving credit loan, interest at LIBOR plus 3.25%; 4.59% at March 31, 2003, due April 11, 2007	34,100	37,100
Senior subordinated notes, interest at 12.00%, due 2011	160,000	160,000
Acquisition note payable, interest at 5.50%, due monthly through 2004	3,500	4,000
Acquisition note payable, interest at 6.00%, due April 1, 2004	800	800
	550,450	557,700
Less current maturities	(17,936)	(17,400)
	$532,514	$540,300

7.                                      Comprehensive Income

The table below presents comprehensive income (loss), defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders (in thousands):

	Three Months Ended March 31,
	2003	2002

Net income (loss)	$15,686	$(88,287)
Change in cumulative translation Adjustment	1,011	(574)
Change in unrealized losses on derivative financial instruments	843	2,311
Comprehensive income (loss)	$17,540	$(86,550)

8.                                      Segments

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and has three reportable segments: trade shows and conferences, trade publications and marketing services.

The Company evaluates the performance of, and allocates resources to, its segments based on contribution margin – defined as net revenue less cost of production and selling, editorial, and circulation costs.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  There are no intersegment sales or transfers.  Segment assets are primarily intangible assets, prepaid expenses and accounts receivable.  Revenues, contribution margins and segment assets of the Company’s reportable segments are as follows (in thousands):

	Trade Shows and Conferences	Trade Publications	Marketing Services	Corporate and Other	Total

Three months ended March 31, 2003
Revenues	$74,086	$31,515	$3,491	$263	$109,355
Contribution margin (loss)	41,414	8,970	1,170	(516)	51,038
Segment assets	580,304	180,263	32,361	55,247	848,175

Three months ended March 31, 2002
Revenues	76,465	28,674	3,576	712	109,427
Contribution margin (loss)	42,745	5,741	1,589	6	50,081
Segment assets	617,542	185,730	31,638	62,497	897,407

The reconciliation of total segment contribution margin to consolidated (loss) income before taxes, minority interests and cumulative effect of accounting change is as follows (in thousands):

	Three Months Ended March 31,
	2003	2002

Total segment contribution margin	$51,038	$50,081
General and administrative expense	(9,868)	(9,878)
Funding of affiliated dot.com company operations	(210)	(38,079)
Depreciation and amortization	(13,155)	(16,648)
Other expense (primarily interest)	(11,687)	(11,632)
Consolidated income (loss) before taxes, minority interest and cumulative effect of accounting change	$16,118	$(26,156)

9.                                      Relationship with Advanstar.com, Inc.

Advanstar.com, Inc. (Advanstar.com), an affiliate of the Company, operates the Company’s event and publication-related web sites and develops certain enhanced web opportunities to serve the Company’s customers in selected industries.  The Company provides Advanstar.com with certain administrative support services and charges for these services based on a general overhead charge.  In addition, selected sales, editorial, marketing and production staff of the Company are shared with Advanstar.com.  The Company also provides Advanstar.com with marketing and promotional support through advertising pages in its trade publications and exhibit space in its trade shows.  In return, Advanstar.com provides support on its web sites for the Company’s trade publications and trade shows.

In the first quarter of 2002, management of Advanstar, Inc. expanded its efforts to consolidate the activities of Advanstar.com with the Company.  Consequently, in response to the changing business environment and continuing operating losses of Advanstar.com, the Company recorded a first quarter 2002 non-cash charge to operations of $37.2 million related to a provision against the outstanding advances and notes due to the Company from Advanstar.com as of December 31, 2001.

In 2002 the Company began recording the advances and notes issued to Advanstar.com during the current year as an operating expense on the Company’s consolidated statement of operations, to reflect the ongoing nature of the operations of Advanstar.com in support of the Company’s operations.  Net advances and notes charged to the Company’s operations during the quarter ended March 31, 2003 and 2002 were approximately $0.2 and $0.9 million, respectively.

10.                               Related-Party Transactions

Parent Company Notes

As part of the financing for the acquisition of the Company by the DLJ Merchant Banking Fund in October 2000 (the Acquisition), our parent, Advanstar, Inc., issued discount notes (the Discount Notes) with a principal amount at maturity of $103.2 million.  Concurrently with the closing of the offering of the Notes, Advanstar, Inc. sold additional Discount Notes due October 2011 with an additional aggregate principal amount at maturity of $68.6 million.  These notes do not require cash interest payments until 2006.  Neither the Company nor any of its subsidiaries guaranteed the Discount Notes.  Advanstar, Inc., however, is a holding company and its ability to pay interest on these Discount Notes will be dependent upon the receipt of dividends from its subsidiaries, including the Company.  The Credit Facility and the Notes impose substantial restrictions on the Company’s and its subsidiaries’ ability to pay dividends.

11.                               Supplemental Guarantor Condensed Consolidating Financial Statements

Basis of Presentation

The Notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by the Company and its wholly owned domestic subsidiaries.  The subsidiary guarantors are Art Expositions International, Inc., MAGIC and Applied Business TeleCommunications.  The condensed consolidating financial statements of the guarantors are presented below and should be read in conjunction with the consolidated financial statements of the Company.  Separate financial statements of the guarantors are not presented because the guarantors are jointly, severally, fully, and unconditionally liable under the guarantees and the Company believes the condensed consolidating financial statements presented are sufficiently meaningful in understanding the financial position and results of the guarantors.

There are no significant restrictions on the ability of the subsidiary guarantors to make distributions to the Company.

Advanstar Communications Inc.

Condensed Consolidating Balance Sheets

At March 31, 2003

(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS

Current assets:
Cash and cash equivalents	$3,136	$—	$9,120	$—	$12,256
Accounts receivable, net	21,991	38	1,741	—	23,770
Prepaid expenses	5,958	2,153	1,361	—	9,472
Other	1,075	—	29	—	1,104

Total current assets	32,160	2,191	12,251	—	46,602

Noncurrent assets:
Property, plant and equipment, net	21,342	1,085	870	—	23,297
Deferred tax asset	21,113	—	—	(21,113)	—
Intangible and other assets, net	415,020	296,636	66,620	—	778,276
Investments in subsidiaries	551,386	—	—	(551,386)	—
Intercompany receivable	—	186,831	28,412	(215,243)	—

	$1,041,021	$486,743	$108,153	$(787,742)	$848,175

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$17,936	$—	$—	$—	$17,936
Accounts payable	17,398	5,317	3,616	—	26,331
Accrued liabilities	16,346	6,568	1,274	—	24,188
Deferred revenue	21,607	1,914	2,839	—	26,360

Total current liabilities	73,287	13,799	7,729	—	94,815

Long-term debt, net of current maturities	532,514	—	—	—	532,514
Deferred income taxes and other long-term liabilities	2,388	21,113	248	(21,113)	2,636
Intercompany payable	215,243	—	—	(215,243)	—
Due to parent	4,437	—	—	—	4,437
Minority interests	9,459	—	621	—	10,080

Stockholder’s equity:
Common stock	10	3	972	(975)	10
Capital in excess of par value	387,367	438,117	120,974	(559,091)	387,367
(Accumulated deficit) retained earnings	(176,460)	13,711	(18,674)	4,963	(176,460)
Accumulated other comprehensive loss	(7,224)	—	(3,717)	3,717	(7,224)

Total stockholder’s equity	203,693	451,831	99,555	(551,386)	203,693

	$1,041,021	$486,743	$108,153	$(787,742)	$848,175

Advanstar Communications Inc.

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2003

(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Net revenue	$68,283	$31,589	$9,483	$—	$109,355

Operating expenses:
Cost of production and selling, editorial and circulation	42,169	9,287	6,861	—	58,317
General and administrative	8,282	327	1,259	—	9,868
Funding of affiliated company operations	210	—	—	—	210
Depreciation and amortization	7,768	4,841	546	—	13,155

Total operating expenses	58,429	14,455	8,666	—	81,550

Operating (loss) income	9,854	17,134	817	—	27,805

Other income (expense):
Interest expense, net	(12,191)	—	105	—	(12,086)
Other income, net	623	—	(224)	—	399

Income (loss) income before income taxes and minority interests	(1,714)	17,134	698	—	16,118

(Benefit) provision for income taxes	(6,288)	6,288	304	—	304

Minority interests	(242)	—	114	—	(128)

Equity in earnings of subsidiaries	11,354	—	—	(11,354)	—

Net income (loss)	$15,686	$10,846	$508	$(11,354)	$15,686

Advanstar Communications Inc.

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2003

(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Operating activities:
Net income (loss)	$15,686	$10,846	$508	$(11,354)	$15,686
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings of subsidiaries	(11,354)	—	—	11,354	—
Gain on derivative financial instruments	(443)	—	—	—	(443)
Depreciation and amortization	7,768	4,841	546	—	13,155
Other noncash items	1,218	67	(44)	—	1,241
Change in working capital items	(13,140)	(15,458)	1,224	—	(27,374)

Net cash provided by operating activities	(265)	296	2,234	—	2,265

Investing activities:
Additions to property, plant and equipment	(1,601)	(296)	(82)	—	(1,979)
Acquisitions of publications and trade shows, net of proceeds	—	—	(1)	—	(1)

Net cash used in investing activities	(1,601)	(296)	(83)	—	(1,980)

Financing activities:
Borrowings of long term debt, net	(7,250)	—	—	—	(7,250)
Deferred financing costs	(27)				(27)
Dividends paid to minority interest holders	—	—	—	—	—

Net cash used in financing activities	(7,277)	—	—	—	(7,277)

Effect of exchange rate changes on cash	(3)	—	321	—	318

Net decrease in cash and cash equivalents	(9,146)	—	2,472	—	(6,674)

Cash and cash equivalents, beginning of year	12,282	—	6,648	—	18,930

Cash and cash equivalents, end of year	$3,136	$—	$9,120	$—	$12,256

Advanstar Communications Inc.

Condensed Consolidating Balance Sheets

At December 31, 2002

(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS

Current assets:
Cash and cash equivalents	$12,282	$—	$6,648	$—	$18,930
Accounts receivable, net	20,167	29	2,828	—	23,024
Prepaid expenses	6,163	1,673	1,921	—	9,757
Other	1,159	—	49	—	1,208

Total current assets	39,771	1,702	11,446	—	52,919

Noncurrent assets:
Property, plant and equipment, net	21,707	898	894	—	23,499
Deferred tax asset	21,113	—	—	(21,113)	—
Intangible and other assets, net	422,073	301,366	66,169	—	789,608
Investments in subsidiaries	543,029	—	—	(543,029)	—
Intercompany receivable	—	185,023	29,120	(214,143)	—
	$1,047,693	$488,989	$107,629	$(778,285)	$866,026

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$17,400	$—	$—	$—	$17,400
Accounts payable	14,556	1,162	3,654	—	19,372
Accrued liabilities	23,385	6,516	1,213	—	31,114
Deferred revenue	29,327	19,213	4,499	—	53,039

Total current liabilities	84,668	26,891	9,366	—	120,925

Long-term debt, net of current maturities	540,300	—	—	—	540,300
Deferred income taxes and other long-term liabilities	4,139	21,113	235	(21,113)	4,374
Intercompany payable	214,143	—	—	(214,143)	—
Due to parent	4,492	—	—	—	4,492
Minority interests	9,068	—	714	—	9,782

Stockholder’s equity:
Common stock	10	3	488	(491)	10
Capital in excess of par value	387,367	438,117	120,738	(558,855)	387,367
(Accumulated deficit) retained earnings	(192,146)	2,865	(19,182)	16,317	(192,146)
Accumulated other comprehensive loss	(4,348)	—	(4,730)	—	(9,078)

Total stockholder’s equity	190,883	440,985	97,314	(543,029)	186,153

	$1,047,693	$488,989	$107,629	$(778,285)	$866,026

Advanstar Communications Inc.

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2002

(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Net revenue	$66,744	$30,048	$12,635	$—	$109,427

Operating expenses:
Cost of production and selling, editorial and circulation	42,537	8,641	8,168	—	59,346
General and administrative	8,169	329	1,380	—	9,878
Funding of affiliated company operations	38,079	—	—	—	38,079
Depreciation and amortization	8,661	7,219	768	—	16,648

Total operating expenses	97,446	16,189	10,316	—	123,951

Operating (loss) income	(30,702)	13,859	2,319	—	(14,524)

Other income (expense):
Interest expense, net	(12,537)	—	(137)	—	(12,674)
Other income, net	1,351	—	(309)	—	1,042

(Loss) income before income taxes and minority interests	(41,888)	13,859	1,873	—	(26,156)

(Benefit) provision for income taxes	(10,833)	4,851	1,206	—	(4,776)

Minority interests	(57)	—	(33)	—	(90)

Equity in earnings of subsidiaries	(4,947)	—	—	4,947	—

(Loss) income before extraordinary item and accounting change	(36,059)	9,008	634	4,947	(21,470)

Cumulative effect of accounting change	(52,228)	(10,501)	(4,088)	—	(66,817)

Net loss	$(88,287)	$(1,493)	$(3,454)	$4,947	$(88,287)

Advanstar Communications Inc.

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2002

(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Operating activities:
Net loss	$(88,287)	$(1,493)	$(3,454)	$4,947	$(88,287)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings of subsidiaries	4,947	—	—	(4,947)	—
Gain on derivative financial instruments	(905)	—	—	—	(905)
Provision for notes and advances from affiliated dot.com company	37,192	—	—	—	37,192
Transition goodwill impairment	52,228	10,501	4,088	—	66,817
Depreciation and amortization	8,661	7,219	768	—	16,648
Other noncash items	(9,687)	5,174	609	—	(3,904)
Change in working capital items	(16,742)	(21,387)	89	—	(38,040)

Net cash provided by operating activities	(12,593)	14	2,100	—	(10,479)

Investing activities:
Additions to property, plant and equipment	(1,146)	(14)	(129)	—	(1,289)
Acquisitions of publications and trade shows, net of proceeds	(9,581)	—	(2,155)	—	(11,736)

Net cash used in investing activities	(10,727)	(14)	(2,284)	—	(13,025)

Financing activities:
Payments of long-term debt, net	(3,450)	—	—	—	(3,450)
Deferred financing costs	(1,755)	—	—	—	(1,755)

Net cash used in financing activities	(5,205)	—	—	—	(5,205)

Effect of exchange rate changes on cash	(186)	—	441	—	255

Net decrease in cash and cash equivalents	(28,711)	—	257	—	(28,454)

Cash and cash equivalents, beginning of year	33,906	—	10,730	—	44,636

Cash and cash equivalents, end of year	$5,195	$—	$10,987	$—	$16,182

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations:

This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned not to place undue reliance on these forward-looking statements, including statements about plans and objectives of management and market growth and opportunity.  These forward-looking statements are neither promises or guarantees and involve risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements.  You should not expect that these forward-looking statements will be updated or supplemented as a result of changing circumstances or otherwise, and we disavow and disclaim any obligation to do so.  Important cautionary statements and risk factors that would affect actual results are discussed in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission, including those under the caption entitled “Certain Factors Which May Affect Future Results” in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

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

Trade shows and conferences accounted for approximately 68% and 70% of total revenue in the three months ended March 31, 2003 and 2002, respectively. Trade publications accounted for approximately 29% and 26% of total revenue in the three months ended March 31, 2003 and 2002, respectively, while marketing services accounted for approximately 3% and 4% of total revenue in the three months ended March 31, 2003 and 2002, respectively. Our revenue reaches its highest levels during the first and third quarters of the year due to the timing of the MAGIC trade shows and our other large trade shows and conferences. Because trade shows and conferences revenue is recognized when a particular event is held, we may experience fluctuations in quarterly revenue based on the movement of annual trade show dates from one quarter to another.

Recent Developments

Our business and results of operations in the three months ended March 31, 2003 continue to be significantly impacted by the recession in the U.S. economy, particularly in our Information Technology & Communications trade shows and publications and our Travel & Hospitality publications.

We continue to see early indications of stabilization in advertising in many of our markets, except for continuing downward pressure in our technology and travel markets.  Advertising pages grew approximately 5.6% and revenue per page increased approximately 2.8% across our portfolio in the first quarter of 2003 compared with the first quarter of 2002.  Advertising pages increased 15.9% in the first quarter of 2003 across all sectors other than technology and travel, due in part to market share gains resulting in a 17.4% revenue increase in these other sectors and in part to the acquisition in the fourth quarter of 2002 of HT – the Magazine for Healthcare Travel Professionals. While we see this positive trend continuing in 2003, the economic outlook in the publishing sector continues to be challenging, and forward visibility on our advertising revenue and pages is limited, due to the concerns of our customers related to the overall business environment.  Our travel publications remain highly sensitive to cutbacks in destination and vacation travel advertising in response to concern over terrorism and possible further unrest in the Middle East and in other regions of the world and the impact on travel due to the recent SARS outbreak.

Our trade show segment continues to be negatively impacted by the economic recession.  Our trade shows directed to the technology sector continue to suffer from the overall curtailment of spending in technology markets, which impacts marketing spending by our customers.  We expect any improvement in the performance of our trade show segment to lag behind any general economic recovery, just as it lagged the downturn in the economy going into recession beginning in late 2000. Our trade shows remain sensitive to cutbacks in travel in response to concern over terrorism and possible further conflict in the Middle East and in other regions of the world and the impact on travel due to the recent SARS outbreak.

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

Our Credit Facility contains restrictive covenants which require us to, among other things, maintain a maximum quarterly leverage ratio and a minimum fixed charge ratio (as defined).  As a result of the economic slowdown continuing into 2003, we did not anticipate that we would meet the leverage ratio requirement as of the first quarter of 2004.  Accordingly, we sought and obtained an amendment to the Credit Facility in April 2003 which provided for certain revisions to our maximum leverage ratio in 2003 and 2004.  The amendment provides for a maximum leverage ratio of 6.50:1 for the second quarter of  2003, increasing to 6.75:1 for the third quarter of 2003 through the second quarter of 2004 and then declining on a quarterly basis to 6.25:1 in the fourth quarter of 2004.  Thereafter, the maximum ratio is 4.00:1.  The amendment also increases the applicable margin (as defined) on amounts borrowed by 50 basis points.  Although there can be no assurance, we believe that we will be able to comply with the amended financial covenants contained in the Credit Facility in 2003 and 2004.

Presentation of Financial Information

Acquisitions and Joint Ventures

Since May 31, 1996, we have completed 35 acquisitions and joint venture agreements, four of which were completed in 2002. There have been no acquisitions completed during the three months ended March 31, 2003.

•                  From January 1, 2002 through December 31, 2002 we completed the acquisitions of AIIM International Exposition and Conference, HT – the Magazine for Healthcare Travel Professionals and several smaller publications for a cumulative purchase price totaling $24.0 million in cash and assumed liabilities.

We have accounted for our acquisitions under the purchase method of accounting.  Accordingly, our results of operations include the effect of these acquisitions from the date of purchase.  The pro forma operating results of the acquisitions are not material relative to our operating results.

Goodwill Impairment

In connection with the adoption of FAS 142, we recorded a goodwill impairment charge of $66.8 million, net of minority interest effect of $4.1 million, in the first quarter of 2002, attributable primarily to an impairment of the carrying value of goodwill. The charge is reported as a cumulative effect of a change in accounting principle.  There is no impairment of goodwill recorded in the first quarter of 2003.

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

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

Revenue Recognition. We recognize revenue as discussed in the “—Sources of Revenue” section above.  The balance of deferred revenue at March 31, 2003 was $21.0 million and $5.3 million for trade shows and trade publications, respectively.  On a relative basis, our deferred revenue reaches its highest levels during the second and fourth quarters of the year largely due to the timing of the MAGIC trade shows and our other large trade shows and conferences.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The balance of the allowance for doubtful accounts at March 31, 2003 and December 31, 2002 was $1.2 million and $1.0 million, respectively.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Deferred Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  At March 31, 2003 we have recorded a valuation allowance to offset the deferred tax benefit associated with net operating loss carryforwards in foreign tax jurisdictions and to offset the net deferred tax assets of  the Company because we believe realization of these benefits is not more likely than not. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to subsequently determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, a reduction in the net valuation allowance would result in an income tax benefit and would increase income in the period such determination was made.

Amortization of Intangible Assets.  Trade exhibitor and advertiser lists are amortized on a double-declining balance method over 6 years and 5 years, respectively.  Subscriber lists and other intangible assets are being amortized on a straight-line method over 3 to 10 years.  We amortize intangible assets on a basis which corresponds to our projections of future cash flows directly related to these intangible assets.  The estimates that are included in our projections of future cash flow are based upon the best available information at the time we determine useful life and amortization methods.  A change in circumstances could result in a determination that the related assets are impaired and impairment charges to reduce the carrying value of intangible assets may be necessary.

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

Under SFAS No. 142, we evaluate goodwill for impairment using a two-step test based upon a fair value approach.  The first step is used to identify a potential impairment through an estimate of the fair value of certain of our reporting units (as defined by SFAS No. 142), while the second step calculates the amount of impairment, if any.  Additionally, goodwill will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value.  We determine the fair value of our reporting units by application of a discounted cash flow analysis.  We make estimates that are included in our discounted cash flow analyses based upon the best available information at the time that the determinations of fair value are made.  If circumstances change, our estimates of fair value will also change and could result in a determination that additional impairment charges to reduce the carrying value of goodwill are necessary.

Selected Financial Data

The following table sets forth selected statements of operations and other financial data.

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Income Statement Data:
Net Revenue
Trade Shows and conferences	$74,086	$76,465
Publications	31,515	28,674
Marketing services and other	3,754	4,288

Total net revenues	109,355	109,427

Cost of production and selling
Trade Shows and conferences	32,672	33,720
Publications	22,545	22,933
Marketing services and other	3,100	2,693

Total cost of production and selling	58,317	59,346

General and administrative expenses	9,868	9,878
Funding of affiliated dot.com company operations	210	38,079
Depreciation and amortization	13,155	16,648
Operating income (loss)	27,805	(14,524)
Other income (expense):
Interest expense	(12,086)	(12,674)
Other income (expense), net	399	1,042
Income (loss) before income taxes and minority interests	16,118	(26,156)
Provision (benefit) for income taxes	304	(4,776)
Minority interests	(128)	(90)
Income (loss) before cumulative effect of accounting change	$15,686	$(21,470)

Cash flows provided by (used in):
Operating activities	$2,265	$(10,479)
Investing activities	(1,980)	(13,025)
Financing activities	(7,277)	(5,205)

Other Data:
EBITDA	$40,845	$2,023
Capital expenditures	(1,979)	(1,289)

We define “EBITDA” as operating income plus amortization and depreciation less amounts attributable to minority interest.  EBITDA is a key liquidity measure but should not be construed as an alternative to cash flows from operating activities or operating income (as determined in accordance with generally accepted accounting principles (GAAP)) or as a measure of our profitability or performance. We provide information about EBITDA because we believe it is a useful way for us and our investors to measure our ability to satisfy cash needs, including interest payments on our debt, taxes and capital expenditures.  GAAP requires us to provide information about cash flow generated from operations.  However, GAAP cash flow from operations is reduced by the amount of interest and tax payments and also takes into account changes in net current liabilities (e.g., changes in working capital) that do not impact net income.  Because changes in working capital can reverse in subsequent periods, and because we want to provide information about cash available to satisfy interest and income tax expense (by showing our cash flows before deducting interest and income tax expense), we are also presenting EBITDA information.  Our definition of EBITDA does not take into account our working capital requirements, debt service requirements or other commitments.  Accordingly, EBITDA is not necessarily indicative of amounts that may be available to us for discretionary purposes.  Our method of computation may not be comparable to other similarly titled measures of other companies.  Our management uses EBITDA to determine our compliance with key financial covenants under our existing Credit Facility, which impact the amount of indebtedness we are permitted to incur.  The definition of EBITDA in our existing Credit Facility is based, in part, on our EBITDA and includes other adjustments described in our credit agreement.

The following table reconciles our EBITDA to cash flow provided by operating activities for each period presented (in thousands):

	Three Months Ended March 31,
	2003	2002
	(in thousands)
EBITDA	$40,845	$2,023
Depreciation and amortization	(13,155)	(16,648)
Minority interests (excluding depreciation and amortization)	115	101
Operating income (loss)	27,805	(14,524)

Interest expense	(12,086)	(12,674)
Other income (expense),net	399	1,042
Benefit (provision) for income taxes	(304)	4,776
Minority interests	(128)	(90)
Cumulative effect of accounting change, net of tax and monority interest	—	(66,817)

Net income (loss)	15,686	(88,287)

Provision for notes and advances from affiliataed dot.com company	—	37,192
Transition goodwill impairment	—	66,817
Depreciation and amortization	13,155	16,648
Deferred income taxes	—	(5,627)
Other non cash items	798	821
Changes in operating assets and liabilities	(27,374)	(38,040)

Net cash provided by (used in) operating activities	$2,265	$(10,476)

Results of Operations

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

Net Revenue

Net revenue was $109.4 million for both the quarter ended March 31, 2003 and 2002.

Revenue from trade shows and conferences declined $2.4 million, or 3.1%, to $74.1 million in the first quarter of 2003 from $76.5 million in the first quarter of 2002.  This decrease was primarily attributable to a shift in the timing of four events, declines in our events that serve the technology market, and one less event held in our group serving the beauty market.  In the first quarter of 2002 we held two events which were moved to the second quarter of 2003 and one event which has been moved to the fourth quarter of 2003.  We also held one event in the first quarter of 2003 which was last held in 2001.  The decline was partially offset by several trade show launches during the quarter.  Revenue for our spring MAGIC events increased approximately $1.5 million, or 5.1%, compared to the spring 2002 events, primarily due to an increase in the price per square foot charged to exhibitors.  Attendance at our spring MAGIC events increased 2.9% while square feet declined 3.8% over the spring 2002 events.  Our trade shows serving the technology market continue to suffer from the overall curtailment of spending in technology, which impacts marketing spending by our customers.  Revenue from our events serving the technology market declined $3.2 million, or 34.8%, from the first quarter 2002 events.  Total tradeshow square feet increased approximately 4.3% across all markets other than technology.

Revenue from trade publications and related marketing services increased $2.3 million, or 7.0%, to $35.3 million for the first quarter of 2003 from $33.0 million for the first quarter last year.  Advertising pages increased approximately 5.6% and revenue per page increased approximately 2.8% across much of our portfolio, most heavily concentrated in publications serving the pharmaceutical, healthcare and automotive markets.  Our acquisition late in 2002 of Healthcare Traveler also contributed to this increase.  Our magazines serving the technology and travel markets continue to suffer from the overall economic environment as advertising pages continued to decline in these markets.  Advertising pages increased 15.9% across all markets other than technology and travel, primarily due to market share gains, resulting in a 17.4% revenue increase in these other markets.

Cost of production and selling

Cost of production and selling expenses declined $1.0 million, or 1.7%, to $58.3 million for the  first quarter of 2003 from $59.3 million in the corresponding period of 2002.

Expenses of trade shows and conferences declined $1.0 million, or 3.1%, to $32.7 million for the first quarter of 2003 from $33.7 million for the first quarter of 2002.  This decrease was primarily due to a shift in the timing of four events discussed above and was partially offset by the launch of several trade shows during the quarter.

Expenses of trade publications and marketing services was $25.6 million for both the first quarter of 2003 and 2002.  Operating costs increased as a result of our acquisition of Healthcare Traveler, in October 2002, and increases in sales staff resources dedicated to developing our small space advertiser page opportunities.  These additional costs were offset by savings attributable to our ongoing cost reduction programs.

General and administrative expenses

General and administrative expenses were held flat at $9.9 million for the first quarter of 2003 compared to the first quarter of 2002.  The full period effect of our cost reduction programs undertaken in 2001 and 2002, including reductions in travel and other operating costs, and reorganization of certain support functions and processes is reflected in both the first quarter of 2002 and 2003 operating results.

Funding of Affiliated dot.com Company Operations

In the first quarter of 2002, we recorded a first quarter non-cash charge of $37.2 million related to a provision against the outstanding advances and notes due to us from Advanstar.com as of December 31, 2001.

We also began recording the advances and notes issued during the period as an operating expense on our condensed consolidated statement of operations, as a reflection of the ongoing nature of the operations of  Advanstar.com in support of our operations.  We funded approximately $0.2 million and $0.9 million in support of those operations in the first quarter of 2003 and 2002, respectively.

Depreciation and amortization

Depreciation and amortization expense declined approximately $3.4 million to $13.2 million for the first quarter of 2003 from $16.6 million in 2002 primarily due to the effect of the declining balance method of accelerated amortization on our exhibitor and advertiser lists, partially offset by additional amortization related to acquisitions and fixed asset additions.

Interest expense

Interest expense declined $0.6 million, or 4.6%, to $12.1 million for the first quarter of 2003 from $12.7 million in the comparable period of 2002 due to a decrease in our weighted-average debt outstanding of approximately $17.6 million and a decrease in our weighted average interest rate of approximately 30 basis points.

Effective April 15, 2003 we amended our credit facility in order to gain covenant relief in 2004.  The amendment provides for a 50 basis point increase in the applicable margin (as defined), effectively increasing  the interest rate on our credit facility.  Approximately $164.3 million of our total debt is at a fixed rate through coupon rates on our senior subordinated notes with an additional $150.0 million covered by our interest rate protection agreements, which expire in 2004.  A 100 basis point increase in interest rates on variable rate debt would result in an increase in annual interest expense of $3.9 million.

Other income (expense), net

Other income decreased $0.6 million to $0.4 million for the first quarter of 2003 from $1.0 million in 2002.  This decrease was primarily a result of a decrease in non-cash gains related to our foreign currency and interest rate hedging activities.

Provision (benefit) for income taxes

Our tax provision in the first quarter of 2003 relates to income taxes in certain foreign jurisdictions.  We recorded no income tax benefit related to the net operating loss we expect to generate during 2003 because we will establish a valuation allowance to offset any related tax benefits, due to uncertainty about realization of these benefits.  Our tax benefit in the first quarter of 2002 was recorded at a rate less than the applicable statutory rates primarily because we recorded a valuation allowance to offset the portion of the benefits associated with net operating losses we generated in 2002, for which realization was not likely.

Cumulative effect of accounting change

In connection with the adoption of FAS 142, “Goodwill and Other Intangible Assets”, we recorded a goodwill impairment charge of $66.8 million, net of minority interest effect of $4.1 million,  in the first quarter of 2002, attributable primarily to an impairment of the carrying value of goodwill related to the Acquisition.

Liquidity and Capital Resources

Our cash flow provided by operating activities and EBITDA for the first quarter of 2003 was approximately $2.3 million and $40.8 million, respectively.  EBITDA increased approximately $38.8 million from $2.0 million for the first quarter of 2002, due primarily to a first quarter 2002 non-cash charge of $37.2 million related to a provision for notes and advances to Advanstar.com, our affiliated dot.com company and the increase in operating income as discussed above.  If we were to add back this non-cash provision, our EBITDA for the first quarter of 2002 would have been $39.2 million.

Our principal sources of liquidity have been cash flow from operations and borrowings under our Credit Facility and our principal uses of cash have been the debt service requirements of our indebtedness described below, capital expenditures and strategic acquisitions.

Debt Service.  As of March 31, 2003, we had total indebtedness of $550.5 million and approximately $43.3 million of borrowings available under our revolving credit facility.   During the quarter ended March 31, 2003 we made net principal payments on our term loan A and revolving credit facility of $4.3 million and $3.0 million, respectively.  We also made interest payments of $16.2 million.

Credit Facility. The term loan facility under the Credit Facility consists of a $100.0 million amortizing term loan A maturing April 11, 2007 and a $315.0 million amortizing term loan B maturing October 11, 2008. The Credit Facility also includes an $80.0 million revolving credit facility. The revolving credit facility will terminate in April 2007. The Credit Facility may be increased by up to $50.0 million at our request, with the formal prior consent of the lenders or other financial institutions providing the increase. However, there can be no assurance that this consent would be obtained if requested.  The balances outstanding on our term loans A and B and our revolving credit facility at March 31, 2003 were $71.3 million, $280.8 million and $34.1 million, respectively.

Borrowings under the Credit Facility generally bear interest based on a margin over, at our option, the base rate or the reserve-adjusted London-interbank offered rate (LIBOR). The applicable margin for revolving credit loans and term loan A will vary based upon our ratio of consolidated debt to EBITDA, as defined in the Credit Facility and, after giving effect to the amendment discussed below, is currently 3.75% over LIBOR and 2.50% over the base rate.  The applicable margin for term loan B varies based upon our credit ratings and is currently 4.50% over LIBOR and 3.25% over the base rate. Our obligations under the Credit Facility are guaranteed by Advanstar Holdings Corp., our ultimate parent company, and all our existing and future domestic subsidiaries and are collateralized by substantially all of the assets of our company and the subsidiary guarantors, including a pledge of the capital stock of all our existing and future domestic subsidiaries, a pledge of no more than 65% of the voting stock of any foreign subsidiary directly owned by our company or any domestic subsidiary, a pledge of all intercompany indebtedness in favor of Advanstar, Inc., our company and our domestic subsidiaries, a pledge of our company’s and Advanstar IH, Inc.’s capital stock by our parent company, and a pledge of our parent company’s capital stock by Advanstar Holdings Corp.

Our Credit Facility contains restrictive covenants which require us to, among other things, maintain a maximum quarterly leverage ratio and a minimum fixed charge ratio (as defined).  As of March 31, 2003, we were in compliance with these covenants.

As a result of the economic slowdown continuing into 2003, we did not anticipate that we would meet the leverage ratio requirement as of the first quarter of 2004.  Accordingly, we sought and obtained an amendment to the Credit Facility in April 2003 which provided for certain revisions to our maximum leverage ratio in 2003 and 2004.  The amendment provides for a maximum leverage ratio of 6.50:1 for the second quarter of  2003, increasing to 6.75:1 for the third quarter of 2003 through the second quarter of 2004 and then declining on a quarterly basis to 6.25:1 in the fourth quarter of 2004.  Thereafter, the maximum ratio is 4.00:1.  The amendment also increases the applicable margin (as defined) on amounts borrowed by 50 basis points.  Additionally, in the second quarter of 2003 we paid an amendment fee of 75 basis points, paid to consenting lenders on their proportionate share of the total facility, plus other customary fees and expenses, totaling approximately $3.9 million.  Although there can be no assurance, we believe, based on our anticipated performance and expected economic conditions, that we will be able to comply with the amended financial covenants contained in the Credit Facility in 2003 and 2004.

Notes. The $160 million 12% Series B senior subordinated notes (Notes) mature in 2011 and are guaranteed by each of our existing and future domestic restricted subsidiaries. Interest on the Notes is payable semi-annually in cash. The Notes contain restrictive covenants that, among other things, limit our ability to incur debt, pay dividends and make investments.

Parent company notes. Our parent, Advanstar, Inc., issued senior discount notes due October 2011 (the Discount Notes) with a principal amount at maturity of $103.2 million. These Discount Notes do not require cash interest payments until 2006 and contain restrictive covenants that, among other things, limit the ability of Advanstar, Inc. and its subsidiaries (including the Company) to incur debt, pay dividends and make investments. Neither we nor any of our subsidiaries guaranteed the Discount Notes. Advanstar, Inc., however, is a holding company and its ability to pay interest on these Discount Notes will be dependent upon the receipt of dividends from its subsidiaries, principally including the Company and Advanstar.com. However, terms of our borrowing arrangements significantly restrict our ability to pay dividends to Advanstar, Inc.

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

On a relative basis, our revenue reaches its highest levels during the first and third quarters of the year largely due to the timing of the MAGIC trade shows and our other large trade shows and conferences.  This seasonality, when combined with the shift in the timing of when events take place from year to year, may have a significant effect on our quarterly deferred revenue and working capital balances.

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

Cash flows from operating activities. Net cash provided by operations was $2.3 million for the first quarter of 2003, derived primarily from our net income of $15.7 million adjusted for amortization and depreciation of $13.2 million, other non-cash items totaling approximately $0.8 million, partially offset by a use of cash caused by movements in our working capital of $27.4 million.

Net cash provided by operations increased $12.7 million to $2.3 million for the first quarter of 2003. Operating income increased $42.3 million from the first quarter of 2002 to the first quarter of 2003.  This increase was offset by certain non-cash charges included in operating income, primarily the provision for advances from our affiliated dot.com company and depreciation and amortization, of approximately $41.8 million.  Cash generated from our working capital increased $12.2 million during the quarter from the first quarter of 2002 due largely to the timing of payments on accounts payable and cash collections related to future events.

Cash flows used in investing activities. Net cash used in investing activities declined $11.0 million to $2.0 million for the first quarter of 2003, from $13.0 million for the first quarter of 2002.  This decline was principally due to significantly decreased acquisition activity, partially offset by increased capital expenditures.

Capital expenditures increased $0.7 million during the period to $2.0 million compared to $1.3 million in 2002.  We anticipate that we will spend approximately $5.8 million on capital expenditures in 2003, primarily for expenditures related to our desktop computers and management information systems. We believe that this amount of capital expenditures will be adequate to grow our business according to our business strategy and to maintain the key trade shows, publications and business of our continuing operations.

Cash used for acquisitions for the first quarter of 2003 decreased $11.7 million relative to the same period of 2002 because we had no acquisitions in the first quarter of 2003.  Our business strategy includes the consummation of strategic acquisitions. In connection with any future acquisitions, we may require additional funding, which may be provided in the form of additional debt or equity financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms or in a manner that complies with the restrictive covenants in our debt instruments. Consistent with our longstanding strategy, we continue to pursue potential acquisitions of complementary businesses.

Cash flows from financing activities. Cash flows used in financing activities increased $2.1 million to $7.3 million for the first quarter of 2003 from the first quarter of 2002.  Scheduled debt repayments on our term A notes increased $0.8 million over 2002 levels.  We also repaid a net $3.0 million on our revolving credit facility during the quarter.  These increases were partially offset by $1.8 million of fees paid to our senior lenders for our Credit Facility amendment in March 2002.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  The provisions of SFAS No. 143 are effective for the Company in 2003.  The Company has determined that it has no material asset retirement obligations.  Accordingly, the adoption of SFAS No. 143 had no impact on the Company’s financial position, results of operations or cash flows.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.  The adoption of SFAS No. 145 did not have a significant impact of the results of operations or financial position of the Company, but in accordance with the transition provisions, resulted in reclassification of a $2.6 million extraordinary item into the Company’s 2001 income before income taxes, minority interests and cumulative effect of accounting change.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company had no exit or disposal activities as defined by SFAS No. 146 in the first quarter of 2003.  Accordingly, the adoption of SFAS No. 146 had no impact on the Company’s results of operations, financial position, or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition Disclosure - an amendment of SFAS No. 123.”  The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements shall be effective for interim periods beginning after December 15, 2002.  The Company has no immediate plans to change to the fair value based method of accounting for stock-based compensation.  The Company has made certain interim stock-based employee compensation disclosures required by SFAS No. 148 beginning in the quarter ended March 31, 2003.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  The recognition provisions of the interpretation are effective for the Company in 2003 and are applicable only to guarantees issued or modified after December 31, 2002.  The adoption of Interpretation No. 45 did not have a significant impact of the results of operations or financial position of the Company.

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

Interest Rates.  We rely significantly on variable rate and fixed rate debt in our capital structure.  At March 31, 2003, we had fixed rate debt of $164.3 million and variable rate debt of $386.2 million.  The pre-tax earnings and cash flows impact for the next year resulting from a 100 basis point increase in interest rates on variable rate debt would be a reduction of pre-tax earnings of $1.0 million for the three months ended March 31, 2003, holding other variables constant and excluding the impact of our interest rate protection agreements. Under the Credit Facility, we are required to enter into interest rate protection agreements that have the effect of causing at least half of the outstanding term loan borrowings and Notes to be fixed-rate borrowings. We have entered into agreements, expiring in the first quarter of 2004, to cap the interest rate on $150.0 million of borrowings under our Credit Facility, which would have the effect of reducing the impact of interest rate increases on our earnings and cash flows.

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

A portion of our assets are based in our foreign locations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected in other comprehensive income (loss). Accordingly, our consolidated stockholder’s equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

Our strategy for management of currency risk relies primarily upon conducting our operations in a country’s respective currency and may, from time to time, involve currency derivatives, primarily forward exchange contracts, to reduce our exposure to currency fluctuations. As of March 31, 2003, there were open foreign exchange derivative contracts to sell with a notional amount totaling $9.2 million and to buy with a notional amount totaling $3.3 million. The estimated fair value of the foreign exchange contracts based upon market quotes was a net liability of approximately $0.1 million.  The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to an additional loss of approximately $0.7 million. Actual results may differ.

ITEM 4.  Controls and Procedures

(a)          Evaluation of disclosure controls and procedures.

The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report.  Based on this evaluation, they concluded that, as of the evaluation date, the disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

(b)         Changes in internal controls.

There have been no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the evaluation of the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II	OTHER INFORMATION

Item 5.	Submissions of Matters to a Vote of Security Holders.
None

Item 6.	Exhibits and Reports on Form 8-K

Item 6(a).	Exhibits
99.1 - CEO’s Certificate Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
99.2 - CFO’s Certificate Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

Item 6(b).	Reports on Form 8-K

The Company filed a report on Form 8-K on April 16, 2003 under Item 5 disclosing an amendment to its Credit Facility, and a report on Form 8-K on May 8, 2003 to furnish, under Item 12, it's earnings release for the fiscal quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANSTAR COMMUNICATIONS INC.

May 13, 2003	/s/	DAVID W. MONTGOMERY
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

(4)          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)          Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)         Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)          Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)          All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ Robert L. Krakoff
Robert L. Krakoff
Chief Executive Officer

Date: May 13, 2003

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

(4)          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)          Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)         Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)          Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)          All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ David W. Montgomery
David W. Montgomery
Chief Financial Officer

Date: May 13, 2003

Exhibit Index

Exhibit No.	Document

99.1	CEO’s Certificate Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
99.2	CFO’s Certificate Pursuant to §906 of the Sarbanes-Oxley Act of 2002.