Form 10-Q
period 2003-06-30
ADVANSTAR COMMUNICATIONS INC
filed 2003-08-14
CIK 1062771

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
For the quarterly period ended: June 30, 2003
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

        As of August 14, 2003, 1,000,000 shares of the Registrant's common stock were outstanding.

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements:

ADVANSTAR COMMUNICATIONS INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$17,986	$18,930
Accounts receivable, net of allowance of $966 and $1,049 at June 30, 2003 and December 31, 2002	24,034	23,024
Prepaid expenses	8,257	9,757
Other	1,246	1,208

Total current assets	51,523	52,919
Property, plant and equipment, net	22,101	23,499
Intangible and other assets:
Goodwill, net	665,626	660,808
Intangibles and other, net	108,968	128,800

Total intangible and other assets, net	774,594	789,608

	$848,218	$866,026

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$18,472	$17,400
Accounts payable	18,734	19,372
Accrued compensation	2,720	6,320
Other accrued expenses	25,804	24,794
Deferred revenue	38,050	53,039

Total current liabilities	103,780	120,925
Long-term debt, net of current maturities	532,328	540,300
Other long-term liabilities	3,546	4,374
Due to parent	4,191	4,492
Minority interests	10,822	9,782
Commitments and contingencies
Stockholder's equity:
Common stock, $.01 par value, 40,000,000 shares authorized; 1,000,000 shares issued and outstanding at June 30, 2003 and December 31, 2002	10	10
Capital in excess of par value	387,367	387,367
Accumulated deficit	(190,750)	(192,146)
Accumulated other comprehensive loss	(3,076)	(9,078)

Total stockholder's equity	193,551	186,153

	$848,218	$866,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVANSTAR COMMUNICATIONS INC.
Condensed Consolidated Statements of Operations
(In thousands)

	For the three months ended June 30,
	2003	2002
Net revenue	$63,435	$63,293
Operating expenses:
Cost of production	12,884	12,700
Selling, editorial and circulation	29,624	29,211
General and administrative	7,945	9,365
Funding of affiliated dot.com company operations (see Note 8)	425	637
Amortization of intangibles	11,095	14,564
Depreciation	2,277	2,265

Total operating expenses	64,250	68,742

Operating loss	(815)	(5,449)
Other income (expense):
Interest expense, net	(12,549)	(13,252)
Other income (expense), net	(91)	1,216

Loss before income taxes and minority interests	(13,455)	(17,485)
Provision (benefit) for income taxes	421	(3,296)
Minority interests	(414)	(590)

Net loss	$(14,290)	$(14,779)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVANSTAR COMMUNICATIONS INC.
Condensed Consolidated Statements of Operations
(In thousands)

	For the six months ended June 30,
	2003	2002
Net revenue	$172,790	$172,720
Operating expenses:
Cost of production	36,136	35,890
Selling, editorial and circulation	64,689	65,367
General and administrative	17,813	19,243
Funding of affiliated dot.com company operations (see Note 8)	635	38,716
Amortization of intangibles	22,060	28,990
Depreciation	4,467	4,487

Total operating expenses	145,800	192,693

Operating income (loss)	26,990	(19,973)
Other income (expense):
Interest expense, net	(24,635)	(25,926)
Other income (expense), net	308	2,258

Income (loss) before income taxes, minority interests and cumulative effect of accounting change	2,663	(43,641)
Provision (benefit) for income taxes	725	(8,072)
Minority interests	(542)	(680)

Income (loss) before cumulative effect of accounting change	1,396	(36,249)

Cumulative effect of accounting change, net of tax and minority interest	—	(66,817)

Net income (loss)	$1,396	$(103,066)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVANSTAR COMMUNICATIONS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	For the six months ended June 30,
	2003	2002
Operating activities:
Net income (loss)	$1,396	($103,066)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for notes and advances from affiliated dot.com company (see Note 8)	—	37,192
Transition goodwill impairment	—	66,817
Depreciation and amortization	26,527	33,477
(Gain) loss on derivative financial instruments	(709)	(827)
Undistributed earnings of minority interest holders	542	680
Noncash interest	1,559	1,325
Loss (gain) on sales of assets and other	4	(5)
Deferred income taxes	659	(9,514)
Provision for bad debts	142	41
Changes in operating assets and liabilities	(17,723)	(26,298)

Net cash provided by (used in) operating activities	12,397	(178)

Investing activities:
Additions to property, plant and equipment	(3,001)	(3,190)
Acquisitions of publications, trade shows and other intangibles, net of cash acquired	(204)	(13,268)

Net cash used in investing activities	(3,205)	(16,458)

Financing activities:
Proceeds from revolving credit loan	8,000	—
Payments on revolving credit loan	(6,000)	(5,000)
Payments of long-term debt	(8,900)	(7,700)
Dividends paid to minority interest holders	—	(503)
Deferred financing costs	(3,896)	(1,785)

Net cash used in financing activities	(10,796)	(14,988)

Effect of exchange rate changes on cash and cash equivalents	660	(1,183)

Net decrease in cash and cash equivalents	(944)	(32,807)
Cash and cash equivalents, beginning of period	18,930	44,636

Cash and cash equivalents, end of period	$17,986	$11,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVANSTAR COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements

1.     Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by Advanstar Communications Inc. (Communications, or the Company) in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes that all adjustments, consisting solely of normal recurring items (except for the cumulative effect of an accounting change recorded in the first quarter of 2002 as discussed in Note 3), considered necessary for a fair presentation have been included, and that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements, however, should be read in conjunction with the audited financial statements and the related notes, included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2003.

2.     Summary of Significant Interim Accounting Policies

  Stock-Based Compensation

        As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for stock options and awards to employees under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

        If the Company had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123, results would have been adjusted to the pro forma amounts indicated in the table below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income (loss)—as reported	$(14,290)	$(14,779)	$1,396	$(103,066)
Less: pro forma stock based employee compensation	(583)	(511)	(1,166)	(994)

Net income (loss)—pro forma	$(14,873)	$(15,290)	$230	$(104,060)

  Interim Income Tax Expense

        The Company determines its quarterly income tax provision based upon an estimated annual effective income tax rate. In determining the effective income tax rate applicable to interim periods, the Company excludes tax jurisdictions where no tax expense or benefit is expected for the entire year.

  Reclassifications

        Certain reclassifications have been made to amounts reported in prior periods in order to conform to the current period presentation. These reclassifications did not change previously reported operating (loss) income, net loss, cash flows or stockholder's equity.

  Recently Issued Accounting Standards

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes are intended to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Additionally, those changes are expected to result in more consistent reporting of contracts as either derivatives or hybrid instruments. The requirements of SFAS 149 became effective for the Company beginning in the third quarter of fiscal 2003 for contracts entered into or modified by it and for hedging relationships designated thereafter. The adoption of SFAS 149 did not have a significant impact on the results of operations or financial position of the Company.

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

        Effective with the adoption of this standard, the Company no longer amortizes goodwill. Instead, SFAS No. 142 requires acquired goodwill to be periodically evaluated for impairment. Upon adoption of the standard, the Company completed a transitional impairment test for its acquired goodwill using a discounted cash flow model. As a result of the impairment analysis, the Company recorded, a goodwill impairment charge of $70.9 million in the first quarter of 2002. After minority interest effect of $4.1 million, the net charge was $66.8 million. This charge was attributable to an impairment of the carrying value of goodwill in our tradeshow operating segment which management believes resulted from a slow-down in the economy and its associated impact on the tradeshow business. The net charge of $66.8 million was reported as a cumulative effect of a change in accounting principle. There was no income tax effect associated with this impairment charge.

        The changes in the carrying amount of goodwill for the six months ended June 30, 2003, by operating segment, are as follows (in thousands):

	Trade Shows and Conferences	Trade Publications	Marketing Services	Totals
Balance as of December 31, 2002	$492,554	$137,414	$30,840	$660,808
Goodwill acquired or allocated during the period	(197)	203	—	6
Foreign currency translation	4,474	269	69	4,812

Balance as of June 30, 2003	$496,831	$137,886	$30,909	$665,626

        Trade exhibitor and advertiser lists are amortized on an accelerated basis over six and five years, respectively, while subscriber lists and other intangible assets are amortized on a straight-line basis over three to 10 years and consist of the following as of June 30, 2003 and December 31, 2002 (in thousands):

	June 30 2003	December 31, 2002
Trade exhibitor lists	$162,318	$161,492
Advertiser lists	39,470	39,673
Subscriber lists	23,886	23,978
Other intangible assets	7,609	8,097
Deferred loan costs	26,263	22,367

	259,546	255,607
Accumulated amortization	(150,578)	(126,807)

Total intangible and other assets, net	$108,968	$128,800

        Estimated amortization expense of identified intangible assets and other for the remaining six months of 2003 and for the next five years is as follows: (in thousands):

2003	$21,986
2004	33,172
2005	29,451
2006	15,696
2007	4,193
2008	2,394

4.     Financial Derivative Instruments

        The Company uses derivative instruments to manage exposure to interest rate and foreign currency risks. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impact of these exposures.

  Interest Rate Risk

        Variable rate debt instruments are subject to interest rate risk. The Company has entered into an interest rate collar agreement expiring February 2004, and an interest rate swap agreement expiring November 2005, to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The effective portion of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income in stockholder's equity and is recognized in earnings as the underlying interest expense is incurred. The ineffective portion of the interest rate collar agreements is recognized in current earnings. In connection with the proposed private placement of $360,000,000 of second priority senior secured notes and the planned use of proceeds therefrom to repay and terminate all outstanding term A loans under its credit facility and all but $25 million of the outstanding term B loans under its credit facility (see Note 5), the Company will reclassify deferred losses currently reported as a component of accumulated other comprehensive income into earnings in the quarter ended September 30, 2003. In addition, if the Company is unable to re-designate all or a portion of these agreements as hedges of the Company's second priority senior secured floating rate notes, gains and losses on the undesignated portion of these agreements at the end of each fiscal quarter (which are calculated as the net amount payable upon termination at the date of determination), will be recognized in current earnings.

  Foreign Currency Risk

        Certain forecasted transactions are exposed to foreign currency risk. Foreign currencies hedged are the Euro, British Pound Sterling and the Brazilian Real. Forward contracts are used to manage the exposure associated with forecasted international revenue transactions for up to six months in the future and are designated as cash flow hedging instruments. Changes in fair value of these instruments are reported as a component of accumulated other comprehensive income in stockholder's equity and are recognized in earnings as the underlying revenue is recognized. Forward contracts not designated as hedging instruments under SFAS No. 133 are also used to manage the impact of the variability in exchange rates. Changes in the fair value of these foreign exchange contracts are recognized in current earnings.

        At June 30, 2003, the Company had foreign exchange derivative contracts to sell with a notional amount totaling $5.2 million and to buy totaling $2.4 million. The estimated fair value of the foreign exchange contracts based upon market quotes was a net asset of $0.1 million.

  Accumulated Other Comprehensive Income (Loss)

        The following table summarizes the effects of FAS 133 on the Company's accumulated other comprehensive income as of June 30, 2003 and 2002 (in thousands):

	Interest Rate Collar Agreements	Foreign Exchange Contracts	Total
Accumulated other comprehensive income (loss) balance at December 31, 2002	$(4,350)	$—	$(4,350)
Unwound from accumulated other comprehensive income (loss) during the period	2,760	—	2,760
Mark to market hedge contracts	(2,215)	(42)	(2,257)

Accumulated other comprehensive income (loss) balance at June 30, 2003	(3,805)	(42)	(3,847)

Accumulated other comprehensive income (loss) balance at December 31, 2001	$(4,189)	$5	$(4,184)
Unwound from accumulated other comprehensive income (loss) during the period	2,399	(5)	2,394
Mark to market hedge contracts	(1,373)	—	(1,373)

Accumulated other comprehensive income (loss) balance at June 30, 2002	$(3,163)	$—	$(3,163)

        At June 30, 2003, the Company estimates that it will reclassify out of accumulated other comprehensive income approximately $3.8 million of deferred losses into earnings within the next 12 months.

        The fair value of the Company's derivatives was a net liability position of $5.4 million and $6.6 million at June 30, 2003 and December 31, 2002, respectively, of which $5.1 million and $5.8 million is included in accrued liabilities at June 30, 2003 and December 31, 2002, respectively, and $0.3 million and $0.8 million is included in other long-term liabilities at June 30, 2003 and December 31, 2002, in the accompanying condensed consolidated balance sheets.

  Statement of Operations

        The following tables summarize the effects of SFAS No. 133 on the Company's statement of operations related to the ineffective portion of the Company's interest rate collar agreements and changes in the fair value of foreign exchange contracts not designated as hedging instruments for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Interest Rate Protection Agreements	Foreign Exchange Contracts	Total
Three months ended June 30, 2003
Other income (expense)	$43	$223	$266

Total statement of operations impact before taxes	$43	$223	$266

Three months ended June 30, 2002
Other income (expense)	$172	$(238)	$(66)

Total statement of operations impact before taxes	$172	$(238)	$(66)

	Interest Rate Collar Agreements	Foreign Exchange Contracts	Total
Six months ended June 30, 2003
Other income (expense)	$575	$134	$709

Total statement of operations impact before taxes	$575	$134	$709

Six months ended June 30, 2002
Other income (expense)	$288	$538	$826

Total statement of operations impact before taxes	$288	$538	$826

5.     Debt

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

        Borrowings under the Credit Facility are collateralized by substantially all of the Company's assets. In addition, as of June 30, 2003, the Company has an interest rate collar for a notional amount of $150 million that effectively guarantee that the interest rate on $150 million of the Credit Facility will not exceed 10.17 percent, nor be less than 9.00 percent. The Company entered into an interest rate swap agreement with a notional amount of $200 million, that effectively guarantees that beginning in November 2003 the interest rate on $200 million of the Credit Facility will be 6.65%. The Company includes net amounts paid or received under the interest rate protection agreements as a component of interest expense.

  Senior Subordinated Notes

        The $160.0 million unsecured, 12 percent senior subordinated notes due 2011 (the Notes) bear interest payable semiannually on February 15 and August 15 of each year. The Notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by the Company's wholly owned domestic subsidiaries. The financial covenants under the Notes include ratio limitations on certain asset dispositions, payments, debt incurrence, dividends and other restricted payments.

        Long-term debt consists of the following (in thousands):

	June 30, 2003	December 31, 2002
Term loan A, interest at LIBOR plus 3.75%; 4.85% at June 30, 2003, due quarterly through April 11, 2007	$67,500	$75,000
Term loan B, interest at LIBOR plus 4.50%; 5.80% at June 30, 2003, due quarterly through October 11, 2008	280,800	280,800
Revolving credit loan, interest at LIBOR plus 3.75%; 5.05% at June 30, 2003, due April 11, 2007	39,100	37,100
Senior subordinated notes, interest at 12.00%, due 2011	160,000	160,000
Acquisition note payable, interest at 5.50%, due monthly through 2004	3,000	4,000
Acquisition note payable, interest at 6.00%, due April 1, 2004	400	800

	550,800	557,700
Less current maturities	(18,472)	(17,400)

	$532,328	$540,300

        On August 4, 2003, the Company priced a private placement of $360,000,000 of second priority senior secured notes. The notes will be issued in two tranches: $130 million of Second Priority Senior Secured Floating Rate Notes due 2008 (which will require quarterly amortization equal to 0.25% of the principal amount thereof) and $230 million of 10.75% Second Priority Senior Secured Notes due 2010. Interest on the floating rate notes is payable at a rate equal to three-month LIBOR, which is reset quarterly, plus 7.5%. Each tranche of notes will be collateralized by second priority liens on substantially all the collateral securing the Company's credit facility (other than the capital stock of certain of its subsidiaries and assets of its parent companies). The notes contain restrictive covenants that, among other things, limit the Company's ability to incur debt, pay dividends and make investments. The Company will enter into a registration rights agreement in connection with the private placement pursuant to which it will agree either to exchange the notes for registered notes or to file a shelf registration statement for the notes.

        The Company plans to use the net proceeds from the private placement of the notes to repay and terminate all outstanding term A loans under its credit facility and all but $25 million of the outstanding term B loans under its credit facility. The Company will use the remaining net proceeds to repay a portion of its revolving credit borrowings and to pay related fees and expenses.

        In connection with the private placement, the Company plans to amend its credit facility to permit the private placement and the proposed use of the proceeds thereof, eliminate the leverage ratio covenant and amend certain other covenants contained in the credit facility and reduce the revolving loan commitments thereunder from $80 million to $60 million. The Company is currently seeking approval for such an amendment from its credit facility lenders but can provide no assurance that such approval will be obtained. Closing of the private placement is scheduled for August 18, 2003 and is conditioned upon obtaining consent to the amendment from the Company's credit facility lenders and other customary closing conditions.

6.     Comprehensive Income

        The table below presents comprehensive income (loss), defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income (loss)	$(14,290)	$(14,779)	$1,396	$(103,066)
Change in cumulative translation Adjustment	4,488	(518)	5,499	(1,092)
Change in unrealized losses on derivative financial instruments	(340)	(1,290)	503	1,021

Comprehensive income (loss)	$(10,142)	$(16,587)	$7,398	$(103,137)

7.     Segments

        The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and has three reportable segments: trade shows and conferences, trade publications and marketing services.

        The Company evaluates the performance of, and allocates resources to, its segments based on contribution margin—defined as net revenue less cost of production and selling, editorial, and circulation costs. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no inter-segment sales or transfers. Segment assets are primarily intangible assets, prepaid expenses and accounts receivable. Revenues, contribution margins and segment assets of the Company's reportable segments are as follows (in thousands):

	Trade Shows and Conferences	Trade Publications	Marketing Services	Corporate and Other	Total
Three months ended June 30, 2003
Revenue	$23,690	$35,580	$3,908	$257	$63,435
Contribution margin (loss)	8,328	12,214	1,475	(1,090)	20,927
Segment assets	574,910	177,448	32,622	63,238	848,218
Three months ended June 30, 2002
Revenue	21,934	37,049	4,095	215	63,293
Contribution margin (loss)	8,042	12,694	1,979	(1,333)	21,382
Segment assets	608,085	185,384	31,936	58,324	883,729
Six months ended June 30, 2003
Revenue	$97,776	$67,095	$7,399	$520	$172,790
Contribution margin (loss)	49,742	21,184	2,645	(1,606)	71,965
Segment assets	574,910	177,448	32,622	63,238	848,218
Six months ended June 30, 2002
Revenue	98,399	65,723	7,671	927	172,720
Contribution margin (loss)	50,787	18,435	3,568	(1,327)	71,463
Segment assets	608,085	185,384	31,936	58,324	883,729

        The reconciliation of total segment contribution margin to consolidated (loss) income before taxes, minority interests and cumulative effect of accounting change is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Total segment contribution margin	$20,927	$21,382	$71,965	$71,463
General and administrative expense	(7,945)	(9,365)	(17,813)	(19,243)
Funding of affiliated dot.com company operations	(425)	(637)	(635)	(38,716)
Depreciation and amortization	(13,372)	(16,829)	(26,527)	(33,477)
Other expense (primarily interest)	(12,640)	(12,036)	(24,327)	(23,668)

Consolidated income (loss) before taxes, minority interest and cumulative effect of accounting change	$(13,455)	$(17,485)	$2,663	$(43,641)

8.     Relationship with Advanstar.com, Inc.

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

        In 2002 the Company began recording the advances and notes issued to Advanstar.com during the current year as an operating expense on the Company's consolidated statement of operations, to reflect the ongoing nature of the operations of Advanstar.com in support of the Company's operations. Net advances and notes charged to the Company's operations during the three months ended June 30, 2003 and 2002 were approximately $0.4 and $0.6 million, respectively. Net advances and notes charged to the Company's operations during the six months ended June 30, 2003 and 2002 were approximately $0.6 and $1.5 million, respectively.

9.     Related-Party Transactions

  Parent Company Notes

        As part of the financing for the acquisition of the Company by the DLJ Merchant Banking Fund in October 2000 (the Acquisition), our parent, Advanstar, Inc., issued discount notes (the Discount Notes) with a principal amount at maturity of $103.2 million. Concurrently with the closing of the offering of the Notes, Advanstar, Inc. sold additional Discount Notes due October 2011 with an additional aggregate principal amount at maturity of $68.6 million. These notes do not require cash interest payments until 2006. Neither the Company nor any of its subsidiaries guaranteed the Discount Notes. Advanstar, Inc., however, is a holding company and its ability to pay interest on these Discount Notes will be dependent upon the receipt of dividends from its subsidiaries, principally including the Company. The Credit Facility and the Notes impose substantial restrictions on the Company's and its subsidiaries' ability to pay dividends.

10.   Supplemental Guarantor Condensed Consolidating Financial Statements

  Basis of Presentation

        The Notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by the Company and its wholly owned domestic subsidiaries. The subsidiary guarantors are MAGIC and Applied Business TeleCommunications. The condensed consolidating financial statements of the guarantors are presented below and should be read in conjunction with the consolidated financial statements of the Company. Separate financial statements of the guarantors are not presented because the guarantors are jointly, severally, fully, and unconditionally liable under the guarantees and the Company believes the condensed consolidating financial statements presented are sufficiently meaningful in understanding the financial position and results of the guarantors.

        There are no significant restrictions on the ability of the subsidiary guarantors to make distributions to the Company.

ADVANSTAR COMMUNICATIONS INC.
Condensed Consolidating Balance Sheets
At June 30, 2003
(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$9,142	$—	$8,844	$—	$17,986
Accounts receivable, net	20,988	78	2,968	—	24,034
Prepaid expenses	4,392	2,056	1,809	—	8,257
Other	1,188	—	58	—	1,246

Total current assets	35,710	2,134	13,679	—	51,523
Noncurrent assets:
Property, plant and equipment, net	20,300	999	802	—	22,101
Deferred tax asset	25,003	—	—	(25,003)	—
Intangible and other assets, net	412,330	291,852	70,412	—	774,594
Investments in subsidiaries	515,395	—	37,484	(552,879)	—
Intercompany receivable	—	207,273	(6,307)	(200,966)	—

	$1,008,738	$502,258	$116,070	$(778,848)	$848,218

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$18,472	$—	$—	$—	$18,472
Accounts payable	12,755	2,680	3,299	—	18,734
Accrued liabilities	20,646	6,657	1,221	—	28,524
Deferred revenue	13,466	20,279	4,305	—	38,050

Total current liabilities	65,339	29,616	8,825	—	103,780
Long-term debt, net of current maturities	532,328	—	—	—	532,328
Deferred income taxes and other long-term liabilities	2,651	25,003	895	(25,003)	3,546
Intercompany payable	200,966	—	—	(200,966)	—
Due to parent	4,191	—	—	—	4,191
Minority interests	9,712	—	1,110	—	10,822
Stockholder's equity:
Common stock	10	3	1,422	(1,425)	10
Capital in excess of par value	387,367	438,117	123,329	(561,446)	387,367
(Accumulated deficit) retained earnings	(190,750)	9,519	(20,282)	10,763	(190,750)
Accumulated other comprehensive loss	(3,076)	—	771	(771)	(3,076)

Total stockholder's equity	193,551	447,639	105,240	(552,879)	193,551

	$1,008,738	$502,258	$116,070	$(778,848)	$848,218

ADVANSTAR COMMUNICATIONS INC.
Condensed Consolidating Statements of Operations
For the three months ended June 30, 2003
(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net revenue	$56,075	$1,061	$6,299	$—	$63,435
Operating expenses:
Cost of production and selling, editorial and circulation	34,766	2,444	5,298	—	42,508
General and administrative	6,833	313	799	—	7,945
Funding of affiliated company operations	425	—	—	—	425
Depreciation and amortization	7,718	4,895	759	—	13,372

Total operating expenses	49,742	7,652	6,856	—	64,250

Operating (loss) income	6,333	(6,591)	(557)	—	(815)
Other income (expense):
Interest expense, net	(12,689)	—	140	—	(12,549)
Other income, net	219	—	(310)	—	(91)

Income (loss) income before income taxes and minority interests	(6,137)	(6,591)	(727)	—	(13,455)
(Benefit) provision for income taxes	2,401	(2,398)	418	—	421
Minority interests	49	—	(463)	—	(414)
Equity in earnings of subsidiaries	(5,801)	—	—	5,801	—

Net income (loss)	$(14,290)	$(4,193)	$(1,608)	$5,801	$(14,290)

ADVANSTAR COMMUNICATIONS INC.
Condensed Consolidating Statements of Operations
For the six months ended June 30, 2003
(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net revenue	$124,358	$32,650	$15,782	$—	$172,790
Operating expenses:
Cost of production and selling, editorial and circulation	76,935	11,731	12,159	—	100,825
General and administrative	15,115	640	2,058	—	17,813
Funding of affiliated company operations	635	—	—	—	635
Depreciation and amortization	15,486	9,736	1,305	—	26,527

Total operating expenses	108,171	22,107	15,522	—	145,800

Operating (loss) income	16,187	10,543	260	—	26,990
Other income (expense):
Interest expense, net	(24,880)	—	245	—	(24,635)
Other income, net	842	—	(534)	—	308

Income (loss) income before income taxes and minority interests	(7,851)	10,543	(29)	—	2,663
(Benefit) provision for income taxes	(3,887)	3,890	722	—	725
Minority interests	(193)	—	(349)	—	(542)
Equity in earnings of subsidiaries	5,553	—	—	(5,553)	—

Net income (loss)	$1,396	$6,653	$(1,100)	$(5,553)	$1,396

ADVANSTAR COMMUNICATIONS INC.
Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2003
(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities:
Net income (loss)	$1,396	$6,653	$(1,100)	$(5,553)	$1,396
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings of subsidiaries	(5,553)	—	—	5,553	—
Gain on derivative financial instruments	(709)	—	—	—	(709)
Depreciation and amortization	15,486	9,736	1,305	—	26,527
Other noncash items	(44,380)	46,102	1,184	—	2,906
Change in working capital items	44,220	(62,173)	230	—	(17,723)

Net cash provided by operating activities	10,460	318	1,619	—	12,397

Investing activities:
Additions to property, plant and equipment	(2,598)	(318)	(85)	—	(3,001)
Acquisitions of publications and trade shows, net of proceeds	(203)	—	(1)	—	(204)

Net cash used in investing activities	(2,801)	(318)	(86)	—	(3,205)

Financing activities:
Borrowings of long term debt, net	(6,900)	—	—	—	(6,900)
Deferred financing costs	(3,896)				(3,896)
Dividends paid to minority interest holders	—	—	—	—	—

Net cash used in financing activities	(10,796)	—	—	—	(10,796)

Effect of exchange rate changes on cash	(3)	—	663	—	660

Net decrease in cash and cash equivalents	(3,140)	—	2,196	—	(944)
Cash and cash equivalents, beginning of year	12,282	—	6,648	—	18,930

Cash and cash equivalents, end of year	$9,142	$—	$8,844	$—	$17,986

ADVANSTAR COMMUNICATIONS INC.
Condensed Consolidating Balance Sheets
At December 31, 2002
(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$12,282	$—	$6,648	$—	$18,930
Accounts receivable, net	20,167	29	2,828	—	23,024
Prepaid expenses	6,163	1,673	1,921	—	9,757
Other	1,159	—	49	—	1,208

Total current assets	39,771	1,702	11,446	—	52,919
Noncurrent assets:
Property, plant and equipment, net	21,707	898	894	—	23,499
Deferred tax asset	21,113	—	—	(21,113)	—
Intangible and other assets, net	422,073	301,366	66,169	—	789,608
Investments in subsidiaries	543,029	—	—	(543,029)	—
Intercompany receivable	—	185,023	29,120	(214,143)	—

	$1,047,693	$488,989	$107,629	$(778,285)	$866,026

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$17,400	$—	$—	$—	$17,400
Accounts payable	14,556	1,162	3,654	—	19,372
Accrued liabilities	23,385	6,516	1,213	—	31,114
Deferred revenue	29,327	19,213	4,499	—	53,039

Total current liabilities	84,668	26,891	9,366	—	120,925
Long-term debt, net of current maturities	540,300	—	—	—	540,300
Deferred income taxes and other long-term liabilities	4,139	21,113	235	(21,113)	4,374
Intercompany payable	214,143	—	—	(214,143)	—
Due to parent	4,492	—	—	—	4,492
Minority interests	9,068	—	714	—	9,782
Stockholder's equity:
Common stock	10	3	488	(491)	10
Capital in excess of par value	387,367	438,117	120,738	(558,855)	387,367
(Accumulated deficit) retained earnings	(192,146)	2,865	(19,182)	16,317	(192,146)
Accumulated other comprehensive loss	(4,348)	—	(4,730)	—	(9,078)

Total stockholder's equity	190,883	440,985	97,314	(543,029)	186,153

	$1,047,693	$488,989	$107,629	$(778,285)	$866,026

ADVANSTAR COMMUNICATIONS INC.
Condensed Consolidating Statements of Operations
For the three months ended June 30, 2002
(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net revenue	$53,445	$1,767	$8,081	$—	$63,293
Operating expenses:
Cost of production and selling, editorial and circulation	34,198	1,957	5,756	—	41,911
General and administrative	7,977	321	1,067	—	9,365
Funding of affiliated company operations	637	—	—	—	637
Depreciation and amortization	8,644	7,222	963	—	16,829

Total operating expenses	51,456	9,500	7,786	—	68,742

Operating (loss) income	1,989	(7,733)	295	—	(5,449)
Other income (expense):
Interest expense, net	(12,878)	—	(374)	—	(13,252)
Other income, net	(80)	—	1,296	—	1,216

(Loss) income before income taxes and minority interests	(10,969)	(7,733)	1,217	—	(17,485)
(Benefit) provision for income taxes	(1,114)	(2,707)	525	—	(3,296)
Minority interests	78	—	(668)	—	(590)
Equity in earnings of subsidiaries	(5,002)	—	—	5,002	—

Net loss	$(14,779)	$(5,026)	$24	$5,002	$(14,779)

ADVANSTAR COMMUNICATIONS INC.
Condensed Consolidating Statements of Operations
For the six months ended June 30, 2002
(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net revenue	$120,189	$31,815	$20,716	$—	$172,720
Operating expenses:
Cost of production and selling, editorial and circulation	76,735	10,598	13,924	—	101,257
General and administrative	16,146	650	2,447	—	19,243
Funding of affiliated company operations	38,716	—	—	—	38,716
Depreciation and amortization	17,305	14,441	1,731	—	33,477

Total operating expenses	148,902	25,689	18,102	—	192,693

Operating (loss) income	(28,713)	6,126	2,614	—	(19,973)
Other income (expense):
Interest expense, net	(25,415)	—	(511)	—	(25,926)
Other income, net	1,271	—	987	—	2,258

(Loss) income before income taxes, minority interests and accounting change	(52,857)	6,126	3,090	—	(43,641)
(Benefit) provision for income taxes	(11,947)	2,144	1,731	—	(8,072)
Minority interests	21	—	(701)	—	(680)
Equity in earnings of subsidiaries	(9,949)	—	—	9,949	—

(Loss) income before cumulative effect of accounting change	(50,838)	3,982	658	9,949	(36,249)
Cumulative effect of accounting change	(52,228)	(10,501)	(4,088)	—	(66,817)

Net loss	$(103,066)	$(6,519)	$(3,430)	$9,949	$(103,066)

ADVANSTAR COMMUNICATIONS
Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2002
(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities:
Net loss	$(103,066)	$(6,519)	$(3,430)	$9,949	$(103,066)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings of subsidiaries	9,949	—	—	(9,949)	—
Gain on derivative financial instruments	(827)	—	—	—	(827)
Provision for notes and advances from affiliated dot.com company	37,192	—	—	—	37,192
Transition goodwill impairment	52,228	10,501	4,088	—	66,817
Depreciation and amortization	17,305	14,441	1,731	—	33,477
Other noncash items	(10,252)	2,144	635	—	(7,473)
Change in working capital items	(4,142)	(20,462)	(1,694)	—	(26,298)

Net cash provided by operating activities	(1,613)	105	1,330	—	(178)

Investing activities:
Additions to property, plant and equipment	(2,764)	(105)	(321)	—	(3,190)
Acquisitions of publications and trade shows, net of proceeds	(11,813)	—	(1,455)	—	(13,268)

Net cash used in investing activities	(14,577)	(105)	(1,776)	—	(16,458)

Financing activities:
Payments of long-term debt, net	(12,700)	—	—	—	(12,700)
Deferred financing costs	(1,785)	—	—	—	(1,785)
Dividends paid to minority interest holders	—	—	(503)	—	(503)

Net cash used in financing activities	(14,485)	—	(503)	—	(14,988)

Effect of exchange rate changes on cash	—	—	(1,183)	—	(1,183)

Net decrease in cash and cash equivalents	(30,675)	—	(2,132)	—	(32,807)
Cash and cash equivalents, beginning of year	33,906	—	10,730	—	44,636

Cash and cash equivalents, end of year	$3,231	$—	$8,598	$—	$11,829

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations:

        This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned not to place undue reliance on these forward-looking statements, including statements about plans and objectives of management potential acquisitions, market growth and opportunity. These forward-looking statements are neither promises or guarantees and involve risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements. For example, statements about our expectations in connection with potential future acquisitions and possible financings are subject to a variety of uncertainties and are subject to change as a result of changes in circumstances that could make it difficult for us to consummate such acquisitions and financings on the terms described. You should not expect that these forward-looking statements will be updated or supplemented as a result of changing circumstances or otherwise, and we disavow and disclaim any obligation to do so. Important cautionary statements and risk factors that would affect actual results are discussed in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission, including those under the caption entitled "Certain Factors Which May Affect Future Results" in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

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

        Trade shows and conferences accounted for approximately 57% of total revenue in the six months ended June 30, 2003 and 2002. Trade publications accounted for approximately 39% and 38% of total revenue in the six months ended June 30, 2003 and 2002, respectively, while marketing services accounted for approximately 4% and 5% of total revenue in the six months ended June 30, 2003 and 2002, respectively. Our revenue reaches its highest levels during the first and third quarters of the year due to the timing of the MAGIC trade shows and our other large trade shows and conferences. Because trade shows and conferences revenue is recognized when a particular event is held, we may experience fluctuations in quarterly revenue based on the movement of annual trade show dates from one quarter to another.

Industry Trends and Developments

        Our business and results of operations in the six months ended June 30, 2003 continue to be significantly impacted by the sluggish U.S. economy, particularly in our Information Technology & Communications trade shows and publications and our Travel & Hospitality publications.

        We continue to see early indications of stabilization in advertising in many of our markets, except for continuing downward pressure in our technology and travel markets. Advertising pages declined approximately 4.1% while revenue per page increased approximately 0.7% across our portfolio in the second quarter of 2003 compared with the second quarter of 2002. Advertising pages increased 6.6% in the second quarter of 2003 across all sectors other than technology and travel, resulting in a 7.4% revenue increase in these other sectors. While we see this positive trend continuing in 2003, the economic outlook in the publishing sector continues to be challenging, and forward visibility on our advertising revenue and pages is limited, due to the concerns of our customers related to the overall business environment. Our travel publications remain highly sensitive to cutbacks in destination and vacation travel advertising in response to concern over terrorism and possible further unrest in the Middle East and in other regions of the world and the impact on travel due to the recent SARS outbreak. We do not anticipate significant near term recovery in our technology based publications due to continued uncertainty by our customers in the pace of a technology spending recovery.

        Our trade show segment continues to be negatively impacted by the slow pace of economic recovery. Our trade shows directed to the technology sector continue to suffer from the overall curtailment of spending in technology markets, which impacts marketing spending by our customers. We expect any improvement in the performance of our trade show segment to lag behind any general economic recovery, just as it lagged the downturn in the economy going into recession beginning in late 2000.

        The persistence of the general economic slowdown in the U.S. will likely result in continued weakness in overall marketing and advertising expenditures by our customers in the remainder of 2003. As a result, we expect our revenue and operating income to reflect this overall weakness. However, we believe that our balanced portfolio between trade shows and publications and our diversification of these products across many industry sectors may mitigate the overall impact from continued weakness in general economic conditions and reduce the potential impact from the volatility of any one sector.

        Our Credit Facility currently contains restrictive covenants which require us to, among other things, maintain a maximum quarterly leverage ratio and a minimum fixed charge ratio (as defined). As a result of the economic slowdown continuing into 2003, we did not anticipate that we would meet the leverage ratio requirement as of the first quarter of 2004. Accordingly, we sought and obtained an amendment to the Credit Facility in April 2003 which provided for certain revisions to our maximum leverage ratio in 2003 and 2004. The amendment provides for a maximum leverage ratio of 6.50:1 for the second quarter of 2003, increasing to 6.75:1 for the third quarter of 2003 through the second quarter of 2004 and then declining on a quarterly basis to 6.25:1 in the fourth quarter of 2004. Thereafter, the maximum ratio is 4.00:1. The amendment also increases the applicable margin (as defined) on amounts borrowed by 50 basis points. Although there can be no assurance, we believe that we will be able to comply with the amended financial covenants contained in the Credit Facility in 2003 and 2004.

  Presentation of Financial Information

Acquisitions and Joint Ventures

        Since May 31, 1996, we have completed 35 acquisitions and joint venture agreements, four of which were completed in 2002. There have been no acquisitions completed during the first half of 2003.

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

Goodwill Impairment

        In connection with our adoption of FAS 142, we recorded a goodwill impairment charge of $66.8 million, net of minority interest effect of $4.1 million, in the first quarter of 2002, attributable primarily to an impairment of the carrying value of goodwill. The charge is reported as a cumulative effect of a change in accounting principle.

Private Placement of Second Priority Senior Secured Notes and Refinancing of Credit Facility

        In connection with the private placement described in "Liquidity and Capital Resources—Proposed Issuance of Second Priority Senior Secured Note and Credit Facility Amendment", the Company plans to amend its Credit Facility to permit the private placement and the proposed use of the proceeds thereof, eliminate the leverage ratio covenant and amend certain other covenants contained in the credit facility and reduce the revolving loan commitments thereunder from $80 million to $60 million. The Company is currently seeking approval for such an amendment from its credit facility lenders but can provide no assurance that such approval will be obtained. Closing of the private placement is scheduled for August 18, 2003 and is conditioned upon obtaining consent to the amendment from the Company's credit facility lenders and other customary closing conditions.

        If the closing occurs, the Company will record an expense of $9.1 million in the third quarter to reflect the write-off of deferred financing costs related to the term loans. The Company's interest expense and cash interest will be higher in future periods as a result of this refinancing. In addition, the Company will reclassify deferred losses related to its interest rate collar and swap agreements currently reported as a component of accumulated other comprehensive income into earnings in the quarter ended September 30, 2003. If the Company is unable to re-designate all or a portion of these agreements as hedges of the Company's second priority senior secured floating rate notes, gains and losses on the undesignated portion of these agreements at the end of each fiscal quarter (which are calculated as the net amount payable upon termination at the date of determination), will be recognized in current earnings.

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

        We apply the following critical accounting policies in the preparation of our consolidated financial statements:

        Revenue Recognition.    We recognize revenue as discussed in the "—Sources of Revenue" above. The balance of deferred revenue at June 30, 2003 was $33.3 million and $4.7 million for trade shows and trade publications, respectively. On a relative basis, our deferred revenue reaches its highest levels during the second and fourth quarters of the year largely due to the timing of the MAGIC trade shows and our other large trade shows and conferences.

        Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The balance of the allowance for doubtful accounts at June 30, 2003 and December 31, 2002 was $1.0 million and $1.0 million, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

        Deferred Taxes.    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. At June 30, 2003 we have recorded a valuation allowance to offset the deferred tax benefit associated with net operating loss carryforwards in foreign tax jurisdictions and to offset the net deferred tax assets of the Company because we believe realization of these benefits is not likely. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to subsequently determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, a reduction in the net valuation allowance would result in an income tax benefit and would increase income in the period such determination was made.

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

        In accordance with the provisions of SFAS No. 142, we evaluate goodwill for impairment using a two-step test based upon a fair value approach. The first step is used to identify a potential impairment through an estimate of the fair value of certain of our reporting units (as defined by SFAS No. 142), while the second step calculates the amount of impairment, if any. Additionally, goodwill will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. We determine the fair value of our reporting units by application of a discounted cash flow analysis. We make estimates that are included in our discounted cash flow analyses based upon the best available information at the time that the determinations of fair value are made. If circumstances change, our estimates of fair value will also change and could result in a determination that additional impairment charges to reduce the carrying value of goodwill are necessary.

Selected Financial Data

        The following table sets forth selected statements of operations and other financial data.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(In thousands)
Income Statement Data:
Net Revenue
Trade Shows and conferences	$23,690	$21,934	$97,776	$98,399
Publications	35,580	37,049	67,095	65,723
Marketing services and other	4,165	4,310	7,919	8,598

Total net revenue	63,435	63,293	172,790	172,720
Cost of production and selling
Trade Shows and conferences	15,362	13,892	48,034	47,612
Publications	23,366	24,355	45,911	47,288
Marketing services and other	3,780	3,664	6,880	6,357

Total cost of production and selling	42,508	41,911	100,825	101,257
General and administrative expenses	7,945	9,365	17,813	19,243
Funding of affiliated dot.com company operations	425	637	635	38,716
Depreciation and amortization	13,372	16,829	26,527	33,477

Operating income (loss)	(815)	(5,449)	26,990	(19,973)
Other income (expense):
Interest expense	(12,549)	(13,252)	(24,635)	(25,926)
Other income (expense), net	(91)	1,216	308	2,258

Income (loss) before income taxes and minority interests	(13,455)	(17,485)	2,663	(43,641)
Provision (benefit) for income taxes	421	(3,296)	725	(8,072)
Minority interests	(414)	(590)	(542)	(680)

Income (loss) before cumulative effect of accounting change	(14,290)	(14,779)	1,396	(36,249)
Cumulative effect of accounting change, net of tax and minority interests	—	—	—	(66,817)

Net income (loss)	$(14,290)	$(14,779)	$1,396	$(103,066)

Results of Operations

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Net Revenue

        Net revenue was $63.4 million and $63.3 million in the quarters ended June 30, 2003 and 2002, respectively.

        Revenue from trade shows and conferences increased $1.8 million, or 8.0%, to $23.7 million in the second quarter of 2003 from $21.9 million in the second quarter of 2002. Total tradeshow square feet increased approximately 6.6% and price per square foot increased 1.6% in the second quarter of 2003 over the second quarter of 2002. The increase in trade show and conference revenue was attributable to a shift in the timing of two events into the second quarter of 2003, partially offset by declines in events that serve the technology and east coast fashion markets, and the effect of holding three fewer events serving the call center, e-learning and financial services markets. Adjusted for timing of events, total tradeshow revenue declined $3.3 million, due primarily to declines in events serving the technology markets which continue to suffer from the overall curtailment of marketing spending by technology companies.

        Revenue from publications declined 4.0% to $35.6 million for the second quarter of 2003 from $37.0 million for the second quarter of 2002. Advertising pages declined approximately 4.1%, while revenue per page increased approximately 0.7% in the second quarter of 2003 compared to the second quarter of 2002. The decline in ad pages was most heavily focused in our magazines serving the technology and travel markets, as they continue to suffer from the overall economic environment, and most recently, the SARS outbreak. In the second quarter of 2003, advertising pages increased 6.6% across all markets other than technology and travel, resulting in a 7.4% increase in revenue in these other markets compared to the first quarter of 2002. Our acquisition late in 2002 of Healthcare Traveler also contributed to this increase.

        Revenue from marketing services and other declined $0.1 million to $4.2 million in the second quarter of 2003 from $4.3 million in the second quarter of 2002 due primarily to softness in our classified and recruitment advertising.

Cost of production and selling

        Cost of production and selling expenses increased $0.6 million, or 1.4%, to $42.5 million in the second quarter of 2003 from $41.9 million in the corresponding period of 2002.

        Expenses of trade shows and conferences increased $1.5 million, or 10.6%, to $15.4 million in the second quarter of 2003 from $13.9 million in the second quarter of 2002. This increase was primarily due to a shift in the timing of two events discussed above and was partially offset by the effect of holding three fewer events serving the call center, e-learning and financial services markets.

        Expenses of trade publications decreased $1.0 million, or 4.1%, to $23.4 million in the second quarter of 2003 from $24.4 million in the second quarter of 2002. Operating costs were impacted by savings attributable to our ongoing cost reduction programs, partially offset by additional costs associated with our acquisition of Healthcare Traveler, in October 2002.

        Expenses of marketing services and other increased $0.1 million, or 3.2%, to $3.8 million in the second quarter of 2003 from $3.7 million in the second quarter of 2002, due primarily to increases in sales staff resources dedicated to developing our small space advertiser page opportunities.

General and administrative expenses

        General and administrative expenses declined $1.5 million, or 15.2%, to $7.9 million in the second quarter of 2003 from $9.4 million in the second quarter of 2002. The decrease is the result of our cost reduction programs undertaken in 2002, including reductions in bonus, travel and other operating costs which is impacting our operating results in the second quarter of 2003.

Funding of Affiliated dot.com Company Operations

        Advanstar.com, Inc. (Advanstar.com), an affiliate of ours, operates our event and publication-related web sites and develops certain enhanced web opportunities to serve our customers in selected industries. We provide Advanstar.com with certain administrative support services and charges for these services based on a general overhead charge. In addition, selected sales, editorial, marketing and production staff are shared with Advanstar.com. We also provide Advanstar.com with marketing and promotional support through advertising pages in our trade publications and exhibit space in our trade shows. In return, Advanstar.com provides us with support on its web sites for trade publications and trade shows.

        Expense associated with our funding of Advanstar.com was reduced $0.2 million to approximately $0.4 million in the second quarter of 2003 from $0.6 million in the second quarter of 2002.

Depreciation and amortization

        Depreciation and amortization expense declined approximately $3.4 million to $13.4 million in the second quarter of 2003 from $16.8 million in the second quarter of 2002 primarily due to the effect of the declining balance method of accelerated amortization on our exhibitor and advertiser lists, partially offset by additional amortization related to acquisitions.

Interest expense

        Interest expense declined $0.8 million, or 5.3%, to $12.5 million in the second quarter of 2003 from $13.3 million in the comparable period of 2002 due to a decrease in our weighted-average debt outstanding of approximately $6.8 million and a decrease in our weighted average interest rate of approximately 40 basis points.

        Effective April 15, 2003 we amended our credit facility in order to gain covenant relief in 2004. The amendment provides for a 50 basis point increase in the applicable margin (as defined), effectively increasing the interest rate on our credit facility. Approximately $163.4 million of our total debt is at a fixed rate through coupon rates on our senior subordinated notes with an additional $350.0 million covered by our interest rate protection agreements. A 100 basis point increase in interest rates on our current variable rate debt would result in an increase in annual interest expense of $3.9 million.

        On August 4, 2003, the Company priced a private placement of $360,000,000 of second priority senior secured notes. The Company plans to use the net proceeds from the private placement of the notes to repay and terminate all outstanding term A loans under its credit facility and all but $25 million of the outstanding term B loans under its credit facility. The Company will use the remaining net proceeds to, among other things, repay a portion of its revolving credit borrowings and reduce the revolving commitments thereunder from $80 million to $60 million. The private placement is scheduled to close on August 18, 2003. The issuance of the notes at that time and the use of the proceeds thereof will impact the Company's future debt profile and interest expense. See "Liquidity and Capital Resources—Proposed Issuance of Second Priority Senior Secured Notes and Related Credit Facility Amendment".

Other income (expense), net

        Other expense increased $1.3 million to $0.1 million in the second quarter of 2003 from other income of $1.2 million in the second quarter of 2002. This increase was primarily a result of a reduction in foreign exchange gains recognized during the period resulting mainly from the strengthening of the Brazilian Real against the U.S. dollar, partially offset by an increase in non-cash gains related to our foreign currency and interest rate hedging activities.

Provision (benefit) for income taxes

        Our tax provision in the second quarter of 2003 relates to income taxes in certain foreign jurisdictions. We recorded no income tax benefit related to the net operating loss we expect to generate during 2003 because we will establish a valuation allowance to offset any related tax benefits, due to uncertainty about realization of these benefits. Our tax benefit in the second quarter of 2002 was recorded at a rate less than the applicable statutory rates primarily because we recorded a valuation allowance to offset the portion of the benefits associated with net operating losses we generated in 2002, for which realization was not likely.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Net Revenue

        Net revenue was $172.8 million and $172.7 million in the six months ended June 30, 2003 and 2002, respectively.

        Revenue from trade shows and conferences declined $0.6 million to $97.8 million in the first half of 2003 from $98.4 million in the first half of 2002. Total tradeshow square footage of 3.1 million square feet in the first half of 2003 decreased 2.4% from the first half of 2002. In 2003 we held fewer events serving the beauty, e-learning and call center markets, resulting in a decrease in 2003 square footage and revenue. We launched new events in the art, beauty and automotive markets which served to partially offset these declines. We also held one event serving the power sports market in the first quarter of 2003 which was last held in the fourth quarter of 2001. Revenue for our spring MAGIC events increased approximately $1.5 million, or 5.1%, compared to the spring 2002 events due to increased pricing per square foot while square feet declined 3.8%. Attendance at our spring MAGIC events increased 2.9% at the spring 2003 events compared to the spring 2002 events. Our trade shows serving the technology market continue to suffer from the overall curtailment of marketing spending by technology companies. Revenue from our events serving the technology market declined $4.5 million, or 22.2%, in the first half of 2003 compared to the first half 2002. In the first half of 2003, total tradeshow square feet and revenue for all of our markets except technology increased 3.1% and 6.8%, respectively, over the first half of 2002.

        Revenue from publications increased 2.1% to $67.1 million for the first half of 2003 from $65.7 million for the first half of 2002. In the first half of 2003 compared to the first half of 2002, advertising pages increased approximately 0.6% and revenue per page increased approximately 1.2% across our portfolio, most heavily concentrated in publications serving the beauty, healthcare and automotive markets. Our acquisition in October 2002 of Healthcare Traveler also contributed to this increase. Our magazines serving the technology and travel markets continue to suffer from the overall economic environment as advertising pages continued to decline in these markets. Advertising pages increased 11.4% across all markets other than technology and travel, resulting in an 11.9% revenue increase in these other markets.

        Revenue from marketing services and other declined $0.7 million, or 7.9%, to $7.9 million in the first half of 2003 from $8.6 million in the first half of 2002 due largely to softness in classified and recruitment advertising.

Cost of production and selling

        Cost of production and selling expenses declined $0.5 million, or 0.4%, to $100.8 million in the first half of 2003 from $101.3 million in the corresponding period of 2002.

        Expenses of trade shows and conferences increased $0.4 million, or 0.9%, to $48.0 million in the first half of 2003 from $47.6 million in the first half of 2002. This increase was primarily due to the launch of several new events in the art, beauty and automotive markets and an investment in our MAGIC events, partially offset by cost savings resulting from holding fewer events serving the beauty, e-learning and call center markets.

        Expenses of trade publications declined $1.4 million, or 2.9%, to $45.9 million in the first half of 2003 from $47.3 million in the first half of 2002. Operating costs were impacted by savings attributable to our ongoing cost reduction programs, partially offset by additional costs associated with our acquisition of Healthcare Traveler, in October 2002.

        Expenses of marketing services and other increased $0.5 million, or 8.2%, to $6.9 million in the first half of 2003 from $6.4 million in the first half of 2002, due primarily to increases in sales staff resources dedicated to developing our small space advertiser page opportunities.

General and administrative expenses

        General and administrative expenses declined $1.4 million, or 7.4%, to $17.8 million in the first half of 2003 from $19.2 million in the first half of 2002. This decrease is a result of our cost reduction programs undertaken in 2002, including reductions in bonus, travel and other operating costs is reflected in operating results in the second quarter of 2003.

Funding of Affiliated dot.com Company Operations

        Advanstar.com, Inc. (Advanstar.com), an affiliate of ours, operates our event and publication-related web sites and develops certain enhanced web opportunities to serve our customers in selected industries. We provide Advanstar.com with certain administrative support services and charges for these services based on a general overhead charge. In addition, selected sales, editorial, marketing and production staff are shared with Advanstar.com. We also provide Advanstar.com with marketing and promotional support through advertising pages in our trade publications and exhibit space in our trade shows. In return, Advanstar.com provides us with support on its web sites for trade publications and trade shows.

        In 2002 we began recording the advances and notes issued to Advanstar.com during the current year as an operating expense in our consolidated statement of operations, to reflect the ongoing nature of the operations of Advanstar.com in support of our operations. Net advances and notes charged to our operations during the six months ended June 30, 2003 were reduced $0.9 million from $1.5 million in the first half of 2002 to $0.6 million in the first half of this year.

        In 2002 we began recording the advances and notes issued to Advanstar.com during the current year as an operating expense in our consolidated statement of operations, to reflect the ongoing nature of the operations of Advanstar.com in support of our operations. Net advances and notes charged to our operations during the six months ended June 30, 2003 and 2002 were approximately $0.6 and $1.5 million, respectively.

Depreciation and amortization

        Depreciation and amortization expense declined approximately $7.0 million to $26.5 million in the first half of 2003 from $33.5 million in the first half of 2002 primarily due to the effect of the declining balance method of accelerated amortization on our exhibitor and advertiser lists, partially offset by additional amortization related to acquisitions.

Interest expense

        Interest expense declined $1.3 million, or 5.0%, to $24.6 million in the first half of 2003 from $25.9 million in the comparable period of 2002 due to a decrease in our weighted-average debt outstanding of approximately $11.3 million and a decrease in our weighted average interest rate of approximately 30 basis points.

        On August 4, 2003, the Company priced a private placement of $360,000,000 of second priority senior secured notes. The Company plans to use the net proceeds from the private placement of the notes to repay and terminate all outstanding term A loans under its credit facility and all but $25 million of the outstanding term B loans under its credit facility. The Company will use the remaining net proceeds to, among other things, repay a portion of its revolving credit borrowings and reduce the revolving commitments thereunder from $80 million to $60 million. The private placement is scheduled to close on August 18, 2003. The issuance of the notes at that time and the use of the proceeds thereof will impact the Company's future debt profile and interest expense. See "Liquidity and Capital Resources-Proposed Issuance of Second Priority Senior Secured Notes and Related Credit Facility Amendment".

Other income (expense), net

        Other income declined $2.0 million to $0.3 million in the first half of 2003 from $2.3 million in the first half of 2002. This decrease was primarily a result of a reduction in foreign exchange gains recognized during the period resulting primarily from the strengthening of the Brazilian Real against the U.S. dollar, and a reduction in non-cash gains related to our foreign currency and interest rate hedging activities.

Provision (benefit) for income taxes

        Provision for income taxes increased $8.8 million in the first half of 2003 from an income tax benefit of $8.1 million in the first half of 2002. Our tax provision in the first half of 2003 relates to income taxes in certain foreign jurisdictions. We recorded no income tax benefit related to the net operating loss we expect to generate during 2003 because we will establish a valuation allowance to offset any related tax benefits, due to uncertainty about realization of these benefits. Our tax benefit in the first half of 2002 was recorded at a rate less than the applicable statutory rates primarily because we recorded a valuation allowance to offset the portion of the benefits associated with net operating losses we generated in 2002, for which realization was not likely.

Cumulative effect of accounting change

        In connection with the adoption of FAS 142, "Goodwill and Other Intangible Assets", we recorded a goodwill impairment charge of $66.8 million, net of minority interest effect of $4.1 million, in the first quarter of 2002, attributable to an impairment of the carrying value of goodwill in our tradeshow operating segment which management believes resulted from a slow-down in the economy and its associated impact on the tradeshow business. The net charge of $66.8 million was reported as a cumulative effect of a change in accounting principle. There was no income tax effect associated with this impairment charge.

Liquidity and Capital Resources

        Our principal sources of liquidity have been cash flow from operations and borrowings under our Credit Facility and our principal uses of cash have been the debt service requirements of our indebtedness described below, capital expenditures and strategic acquisitions.

        Debt Service.    As of June 30, 2003, we had total indebtedness of $550.8 million and approximately $39.0 million of borrowings available under our revolving credit facility, subject to meeting certain covenants contained in the Credit Facility. During the first half of 2003 we made net principal payments on our term loan A of $7.9 million and had net borrowings against our revolving credit facility of $2.0 million.

        Credit Facility.    The term loan facility under the Credit Facility consists of a $100.0 million amortizing term loan A maturing April 11, 2007 and a $315.0 million amortizing term loan B maturing October 11, 2008. The Credit Facility also includes an $80.0 million revolving credit facility. The revolving credit facility will terminate in April 2007. The Credit Facility may be increased by up to $50.0 million at our request, with the formal prior consent of the lenders or other financial institutions providing the increase. However, there can be no assurance that this consent would be obtained if requested. The balances outstanding on our term loans A and B and our revolving credit facility at June 30, 2003 were $67.5 million, $280.8 million and $39.1 million, respectively.

        Borrowings under the Credit Facility generally bear interest based on a margin over, at our option, the base rate or the reserve-adjusted London-interbank offered rate (LIBOR). The applicable margin for revolving credit loans and term loan A will vary based upon our ratio of consolidated debt to EBITDA, as defined in the Credit Facility and, after giving effect to the amendment obtained in April 2003 as discussed below, is currently 3.75% over LIBOR and 2.50% over the base rate. The applicable margin for term loan B varies based upon our credit ratings and is currently 4.50% over LIBOR and 3.25% over the base rate. Our obligations under the Credit Facility are guaranteed by Advanstar Holdings Corp., our ultimate parent company, and all our existing and future domestic subsidiaries and are collateralized by substantially all of the assets of our company and the subsidiary guarantors, including a pledge of the capital stock of all our existing and future domestic subsidiaries, a pledge of no more than 65% of the voting stock of any foreign subsidiary directly owned by our company or any domestic subsidiary, a pledge of all intercompany indebtedness in favor of Advanstar, Inc., our company and our domestic subsidiaries, a pledge of our company's and Advanstar IH, Inc.'s capital stock by our parent company, and a pledge of our parent company's capital stock by Advanstar Holdings Corp.

        Our Credit Facility contains restrictive covenants which require us to, among other things, maintain a maximum quarterly leverage ratio and a minimum fixed charge ratio (as defined). As of June 30, 2003, we were in compliance with these covenants.

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

        As discussed in more detail below, the Company plans to amend its credit facility, repay all of its term loan A and a substantial portion of its term loan B and reduce the commitments under its revolving credit facility in connection with its private placement of second priority senior secured notes. See "Proposed Issuance of Second Priority Senior Secured Notes and Related Credit Facility Amendment".

        Senior Subordinated Notes.    The $160 million 12% Series B senior subordinated notes (Notes) mature in 2011 and are guaranteed by each of our existing and future domestic restricted subsidiaries. Interest on the Notes is payable semi-annually in cash. The Notes contain restrictive covenants that, among other things, limit our ability to incur debt, pay dividends and make investments.

        Parent company notes.    Our parent, Advanstar, Inc., issued senior discount notes due October 2011 (the Discount Notes) with a principal amount at maturity of $103.2 million. These Discount Notes do not require cash interest payments until 2006 and contain restrictive covenants that, among other things, limit the ability of Advanstar, Inc. and its subsidiaries (including the Company) to incur debt, pay dividends and make investments. Neither we nor any of our subsidiaries guaranteed the Discount Notes. Advanstar, Inc., however, is a holding company and its ability to pay interest on these Discount Notes will be dependent upon the receipt of dividends from its subsidiaries, principally including the Company. However, terms of our borrowing arrangements significantly restrict our ability to pay dividends to Advanstar, Inc. Failure to pay the discount notes by Advanstar, Inc. would be a default under our credit agreement.

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

        We anticipate that our operating cash flow, together with borrowings under the Credit Facility (assuming continued compliance with the covenants contained therein or a modification thereof) and other financings and refinancings, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service and other obligations as they become due. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

        Historically, our financing requirements have been funded primarily through cash generated by operating activities and borrowings under our revolving credit facility. From time to time, we have also raised additional funds through sales of common stock, high yield offerings and term borrowings under our Credit Facility for purposes of completing strategic acquisitions.

        Cash flows from operating activities.    Net cash provided by operations was $12.4 million in the first half of 2003, derived primarily from our net income of $1.4 million adjusted for amortization and depreciation of $26.5 million, other non-cash items totaling approximately $2.2 million, partially offset by a use of cash caused by movements in our operating assets and liabilities of $17.7 million.

        Net cash provided by operations increased $12.6 million to $12.4 million in the first half of 2003 compared to the first half of 2002. Net income increased $104.5 million in the first half of 2003 from the first half of 2002. This increase was offset by certain non-cash charges included in net income, primarily the goodwill impairment charge, provision for advances from our affiliated dot.com company and depreciation and amortization, of approximately $100.5 million. Cash generated from changes in our operating assets and liabilities increased $8.6 million in first half of 2003 from the first half of 2002 due largely to the timing of payments on accounts payable and collections on accounts receivable and collections of customer deposits related to future events.

        Cash flows used in investing activities.    Net cash used in investing activities declined $13.3 million to $3.2 million in the first half of 2003, from $16.5 million in the first half of 2002. This decline was principally due to significantly decreased acquisition activity and capital expenditures.

        Capital expenditures declined $0.2 million in the first half of 2003 to $3.0 million compared to $3.2 million in the first half of 2002. We anticipate that we will spend approximately $5.8 million on capital expenditures in 2003, primarily for expenditures related to our desktop computers and management information systems. We believe that this amount of capital expenditures will be adequate to grow our business according to our business strategy and to maintain the key trade shows, publications and business of our continuing operations.

        Cash used for acquisitions for the first half of 2003 decreased $13.1 million relative to the first half of 2002 because of reduced acquisition activity during the period. Our business strategy includes the consummation of strategic acquisitions. In connection with any future acquisitions, we may require additional funding, which may be provided in the form of additional debt or equity financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms or in a manner that complies with the restrictive covenants in our debt instruments. Consistent with our longstanding strategy, we continue to pursue potential acquisitions of complementary businesses.

        As discussed in prior current reports on Form 8-K, we are currently participating, along with a limited number of other participants, in an auction to acquire a complementary business with 2002 revenue of less than $90 million. On August 14, 2003, we entered into an exclusivity agreement with the seller allowing us a brief period for the completion of our due diligence and exclusive negotiation of definitive documentation. We do not expect that the definitive agreement will be subject to a financing condition. If the transaction is completed, the total purchase price would be less than 20% of our total assets and we would finance the acquisition with a combination of the proceeds of an equity contribution and the issuance of new debt. If we do not obtain sufficient proceeds from the issuance of new debt, we expect that we would use the proceeds of an additional equity contribution and up to approximately $35 million of available borrowings under our revolving credit facility and/or available cash ($18.0 million as of June 30, 2003; $20.6 million at June 30, 2003 on a pro forma basis giving effect to our recently announced private placement and the use of proceeds therefrom) which would reduce our available liquidity. We can provide no assurances that definitive documentation will be agreed or that the transaction will be completed on the terms described or at all. See the cautionary statement about forward looking information included in the first paragraph of Item 2 hereof.

        Cash flows from financing activities.    Cash flows used in financing activities declined $4.2 million to $10.8 million in the first half of 2003 from the first half of 2002. Scheduled debt repayments on our term A notes and acquisition notes increased $1.2 million over 2002 levels. We also borrowed a net $2.0 million on our revolving credit facility in the first half of 2003 compared to net repayments of $5.0 million in the comparable period of 2002. Fees paid to our senior lenders for the amendment to our Credit Facility in April 2003 were $3.9 million, compared to fees paid for the amendment in March 2002 of $1.8 million.

        Proposed Issuance of Second Priority Senior Secured Note and Credit Facility Amendments. On August 4, 2003 the Company priced a private placement of $360,000,000 of second priority senior secured notes. The notes will be issued in two tranches: $130 million of Second Priority Senior Secured Floating Rate Notes due 2008 (which will require quarterly amortization equal to .25% of the principal amount thereof) and $230 million of 10.75% Second Priority Senior Secured Notes due 2010. Interest on the floating rate notes is payable at a rate equal to three-month LIBOR, which is reset quarterly, plus 7.5%. Each tranche of notes will be collateralized by second priority liens on substantially all the collateral securing the Company's credit facility (other than the capital stock of certain of its subsidiaries and assets of its parent companies).

        The Company plans to use the net proceeds from the private placement of the notes to repay and terminate all outstanding term A loans under its credit facility and all but $25 million of the outstanding term B loans under its credit facility. The Company will use the remaining net proceeds to repay a portion of its revolving credit borrowings and to pay related fees and expenses.

        In connection with the private placement, the Company plans to amend its credit facility to permit the private placement and the proposed use of the proceeds thereof, eliminate the leverage ratio covenant and amend certain other covenants contained in the credit facility and reduce the revolving loan commitments thereunder from $80 million to $60 million. The Company is currently seeking approval for such an amendment from its credit facility lenders but can provide no assurance that such approval will be obtained. Closing of the private placement is scheduled for August 18, 2003 and is conditioned upon obtaining consent to the amendment from the Company's credit facility lenders.

        As of June 30, 2003, adjusted to give effect to the Company's proposed issuance of second priority senior secured notes, the Company would have had total indebtedness of $563.4 million and approximately $42.9 million of borrowings available under the Company's revolving credit facility. The notes contain restrictive covenants that, among other things, limit the Company's ability to incur debt, pay dividends and make investments.

        Following the proposed issuance of the second priority senior secured notes and the application of the proceeds thereof, the Company's contractual obligations will be as set forth below (in millions):

	Payments Due By Period
	2003 (1)	2004	2005	2006	2007	2008	After 2008	Total
Indebtedness (2)	$1.3	$3.7	$1.3	$1.3	$16.3	$149.5	$390.0	$563.4
Interest on indebtedness (3)	22.8	60.7	59.3	57.4	56.8	53.2	91.3	401.5
Operating leases	3.0	5.8	5.4	5.0	4.8	4.7	4.5	33.2

Total Contractual Cash Obligations	$27.1	$70.2	$66.0	$63.7	$77.9	$207.4	$485.8	$998.1

(1)
For the period from July 1, 2003 through December 31, 2003.

(2)
Assumes the issuance of $130 million of floating rate notes and $230 million of fixed rate notes.

(3)
Interest on the second priority senior secured floating rate notes and the term loan B is calculated using LIBOR of 1.14%, the rate in effect on August 4, 2003. Because the second priority senior secured floating rate notes and the term loan B will bear interest at a variable rate, actual payments could differ.

  Recently Issued Accounting Standards

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes are intended to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Additionally, those changes are expected to result in more consistent reporting of contracts as either derivatives or hybrid instruments. The requirements of SFAS 149 became effective for the Company beginning in the third quarter of fiscal 2003 for contracts entered into or modified by it and for hedging relationships designated thereafter. The adoption of SFAS 149 did not have a significant impact on the results of operations or financial position of the Company.

Item 3.    Qualitative and Quantitative Disclosure about Market RiskK

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

        Interest Rates.    At June 30, 2003, we had fixed rate debt of $163.4 million and variable rate debt of $387.4 million. The annual pre-tax earnings and cash flows impact resulting from a 100 basis point increase in interest rates on variable rate debt, holding other variables constant and excluding the impact of the hedging agreements described below, would be approximately $3.9 million per year.

        At June 30, 2003, adjusted for the proposed issuance of second priority senior secured notes and the application of the proceeds thereof, the Company would have had fixed rate debt of $393.4 million and variable rate debt of $170.0 million. Assuming the issuance of the second priority senior secured notes and the application of the proceeds thereof, the pre-tax earnings and cash flows impact resulting from a 100 basis point increase in interest rates on variable rate debt, holding other variables constant and excluding the impact of the hedging agreements described below, would be approximately $1.7 million per year.

        The term loans under our credit facility which we plan to repay with the proceeds from the issuance of the second priority senior secured notes bear interest at a variable rate. We have previously entered into two interest rate hedge agreements to hedge our interest rate risk on these borrowings. One, with a notional amount of $150.0 million, is an interest rate collar agreement that expires in February 2004, and the other, with a notional amount of $200.0 million, is an interest rate swap agreement that expires in November 2005. As of June 30, 2003, the Company would have had to pay $5.5 million to settle these agreements if it elected to terminate them, reflecting the decrease in LIBOR since the date it entered into those agreements. The Company intends to keep these agreements in place for now, even if the proposed issuance is consummated. Under these agreements, based on current LIBOR, the Company will be required to make payments of $1.5 million per quarter beginning in July 2003, and an additional $0.5 million per quarter beginning in December 2003, until the agreements expire, which it will account for as interest expense. A decrease in LIBOR of 100 basis points would increase the Company's interest expense on these agreements by $3.5 million per year. If the Company is unable to re-designate all or a portion of these agreements as hedges of the Company's second priority senior secured floating rate notes, gains and losses on the undesignated portion of these agreements at the end of each fiscal quarter (which are calculated as the net amount payable upon termination at the date of determination), will be recognized in current earnings.

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

        Our strategy for management of currency risk relies primarily conducting our operations in a country's respective currency and may, from time to time, involve currency derivatives, primarily forward exchange contracts, to reduce our exposure to currency fluctuations. As of June 30, 2003, there were open foreign exchange derivative contracts to sell with a notional amount totaling $5.2 million, and to buy with a notional amount totaling $2.4 million. The estimated fair value of the foreign exchange contracts based upon market quotes was a net asset of approximately $0.1 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to an additional loss of approximately $0.4 million. Actual results may differ.

Item 4.    Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.

        The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") Rules 13a-15(e) or 15d-15(e)) as of the end of the quarter ended June 30, 2003. Based on this evaluation, they concluded that the disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

(b)    Changes in internal control over financial reporting.

        There were no changes in our internal control over financial reporting identified that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 4.	Submissions of Matters to a Vote of Security Holders. None
Item 6.	Exhibits and Reports on Form 8-K
Item 6(a).	Exhibits
	3.1.	Amended and Restated Bylaws
10.1
Second Amendment to Credit Agreement dated as of March 28, 2003 (previously filed as an exhibit to the Company's Current Report on Form 8-K filed on April 15, 2002 and incorporated by reference herein).
	31.1.	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
	31.2.	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
	32.1	Certification of principal executive officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act.
	32.2.	Certification of principal financial officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act.
Item 6(b).	Reports on Form 8-K
The Company filed a report on Form 8-K on April 16, 2003 under Item 5 disclosing an amendment to its Credit Facility.
The Company filed a report on Form 8-K on May 7, 2003 under Item 9 announcing its earnings for the first quarter of 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANSTAR COMMUNICATIONS INC.
August 14, 2003	By:	/s/ DAVID W. MONTGOMERY David W. Montgomery Vice President-Finance, Secretary and Chief Financial Officer (Principal Financial Officer and Authorized Representative of the Registrant)

Exhibit Index

Exhibit No.	Document
3.1	Amended and Restated Bylaws.
10.1	Second Amendment to Credit Agreement dated as of March 28, 2003 (previously filed as an exhibit to the Company's Current Report on Form 8-K filed on April 15, 2002 and incorporated by reference herein).
31.1	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification of principal executive officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act.
32.2	Certification of principal financial officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act.

QuickLinks

ADVANSTAR COMMUNICATIONS INC. Condensed Consolidated Balance Sheets (In thousands, except share and per share data)
ADVANSTAR COMMUNICATIONS INC. Condensed Consolidated Statements of Operations (In thousands)
ADVANSTAR COMMUNICATIONS INC. Condensed Consolidated Statements of Operations (In thousands)
ADVANSTAR COMMUNICATIONS INC. Condensed Consolidated Statements of Cash Flows (In thousands)
ADVANSTAR COMMUNICATIONS INC. Notes to Condensed Consolidated Financial Statements
ADVANSTAR COMMUNICATIONS INC. Condensed Consolidating Balance Sheets At June 30, 2003 (In thousands)
ADVANSTAR COMMUNICATIONS INC. Condensed Consolidating Statements of Operations For the three months ended June 30, 2003 (In thousands)
ADVANSTAR COMMUNICATIONS INC. Condensed Consolidating Statements of Operations For the six months ended June 30, 2003 (In thousands)
ADVANSTAR COMMUNICATIONS INC. Condensed Consolidating Statements of Cash Flows For the six months ended June 30, 2003 (In thousands)
ADVANSTAR COMMUNICATIONS INC. Condensed Consolidating Balance Sheets At December 31, 2002 (In thousands)
ADVANSTAR COMMUNICATIONS INC. Condensed Consolidating Statements of Operations For the three months ended June 30, 2002 (In thousands)
ADVANSTAR COMMUNICATIONS INC. Condensed Consolidating Statements of Operations For the six months ended June 30, 2002 (In thousands)
ADVANSTAR COMMUNICATIONS Condensed Consolidating Statements of Cash Flows For the six months ended June 30, 2002 (In thousands)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Qualitative and Quantitative Disclosure about Market RiskK
  Item 4. Controls and Procedures
PART II OTHER INFORMATION
SIGNATURES
Exhibit Index