Form 10-Q
period 2003-09-30
ADVANSTAR COMMUNICATIONS INC
filed 2003-11-14
CIK 1062771

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: September 30, 2003
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

        As of November 14, 2003, 1,000,000 shares of the registrant's common stock were outstanding.

Advanstar Communications Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$143,293	$18,930
Accounts receivable, net of allowance of $972 and $1,049 at September 30, 2003 and December 31, 2002	23,234	23,024
Prepaid expenses	8,121	9,757
Other	1,283	1,208

Total current assets	175,931	52,919
Property, plant and equipment, net	21,657	23,499
Intangible and other assets:
Goodwill, net	665,825	660,808
Intangibles and other, net	98,225	128,800

Total intangible and other assets, net	764,050	789,608

	$961,638	$866,026

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$3,700	$17,400
Accounts payable	21,266	19,372
Accrued compensation	4,581	6,320
Other accrued expenses	23,730	24,794
Deferred revenue	33,089	53,039

Total current liabilities	86,366	120,925
Long-term debt, net of current maturities	628,231	540,300
Other long-term liabilities	4,517	4,374
Due to parent	3,861	4,492
Minority interests	10,685	9,782
Commitments and contingencies
Stockholder s equity:
Common stock, $.01 par value, 40,000,000 shares authorized; 1,000,000 shares issued and outstanding at September 30, 2003 and December 31, 2002	10	10
Capital in excess of par value	437,367	387,367
Accumulated deficit	(208,899)	(192,146)
Accumulated other comprehensive loss	(500)	(9,078)

Total stockholder s equity	227,978	186,153

	$961,638	$866,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar Communications Inc.
Condensed Consolidated Statements of Operations
(In thousands)

	For the Three Months Ended September 30,
	2003	2002
Net revenue	$76,129	$81,399
Operating expenses:
Cost of production	14,648	14,503
Selling, editorial and circulation	28,426	29,473
General and administrative	8,485	7,682
Restructuring charge	2,051	—
Funding of affiliated dot.com company operations (see Note 9)	107	379
Amortization of intangibles	11,169	14,711
Depreciation	1,697	2,484

Total operating expenses	66,583	69,232

Operating income	9,546	12,167
Other income (expense):
Interest expense, net	(15,748)	(12,871)
Write-off of deferred financing costs	(11,324)	—
Other income (expense), net	(717)	1,716

Income (loss) before income taxes and minority interests	(18,243)	1,012
Provision (benefit) for income taxes	(112)	190
Minority interests	(18)	(1)

Net income (loss)	$(18,149)	$821

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar Communications Inc.
Condensed Consolidated Statements of Operations
(In thousands)

	For the Nine Months Ended September 30,
	2003	2002
Net revenue	$248,919	$254,119
Operating expenses:
Cost of production	50,784	50,393
Selling, editorial and circulation	93,115	94,840
General and administrative	26,298	26,925
Restructuring charge	2,051	—
Funding of affiliated dot.com company operations (see Note 9)	742	39,095
Amortization of intangibles	33,229	43,701
Depreciation	6,164	6,971

Total operating expenses	212,383	261,925

Operating income (loss)	36,536	(7,806)
Other income (expense):
Interest expense, net	(40,383)	(38,797)
Write-off of deferred financing costs	(11,324)	—
Other income (expense), net	(409)	3,974

Loss before income taxes, minority interests and cumulative effect of accounting change	(15,580)	(42,629)
Provision (benefit) for income taxes	613	(7,882)
Minority interests	(560)	(680)

Loss before cumulative effect of accounting change	(16,753)	(35,427)
Cumulative effect of accounting change, net of tax and minority interest	—	(66,817)

Net loss	$(16,753)	$(102,244)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar Communications Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	For the Nine Months Ended September 30,
	2003	2002
Operating activities:
Net income (loss)	$(16,753)	$(102,244)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for notes and advances from affiliated dot.com company (see Note 9)	—	37,192
Write-off of deferred financing costs	11,324	—
Transition goodwill impairment	—	66,817
Depreciation and amortization	39,393	50,672
(Gain) loss on derivative financial instruments	135	(967)
Undistributed earnings of minority interest holders	560	680
Noncash interest	2,287	2,011
Loss (gain) on sales of assets and other	(33)	(10)
Deferred income taxes	660	(9,551)
Provision for bad debts	417	726
Changes in operating assets and liabilities	(17,430)	(34,585)

Net cash provided by (used in) operating activities	20,560	10,741

Investing activities:
Additions to property, plant and equipment	(4,253)	(5,705)
Acquisitions of publications, trade shows and other intangibles,
net of cash acquired	(213)	(14,306)

Net cash used in investing activities	(4,466)	(20,011)

Financing activities:
Proceeds from revolving credit loan	21,000	—
Payments on revolving credit loan	(45,100)	(5,000)
Proceeds from issuance of long-term debt	431,050	—
Payments of long-term debt	(332,700)	(11,950)
Contribution of capital from parent	50,000	—
Dividends paid to minority interest holders	(227)	(503)
Deferred financing costs	(16,207)	(1,785)

Net cash provided by (used in) financing activities	107,816	(19,238)

Effect of exchange rate changes on cash and cash equivalents	453	(2,951)

Net increase (decrease) in cash and cash equivalents	124,363	(31,459)
Cash and cash equivalents, beginning of period	18,930	44,636

Cash and cash equivalents, end of period	$143,293	$13,177

The accompanying notes an integral part of these condensed consolidated financial statements.

Advanstar Communications Inc.
Notes to Condensed Consolidated Financial Statements

1.
Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements have been prepared by Advanstar Communications Inc. ("Communications", or the "Company") in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes that all adjustments, consisting solely of normal recurring items (except for the cumulative effect of an accounting change recorded in the first quarter of 2002 as discussed in Note 3), considered necessary for a fair presentation have been included. These condensed consolidated financial statements, however, should be read in conjunction with the audited financial statements and the related notes included in the Company's annual report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2003.

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

  If the Company had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123, results would have been adjusted to the pro forma amounts indicated in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) as reported	$(18,149)	$821	$(16,753)	$(102,244)
Less: pro forma stock based employee compensation	(583)	(566)	(1,749)	(1,560)

Net income (loss) pro forma	$(18,732)	$255	$(18,502)	$(103,804)

  Interim Income Tax Expense
  The Company determines its quarterly income tax provision based upon an estimated annual effective income tax rate. In determining the effective income tax rate applicable to interim periods, the Company excludes tax jurisdictions where no tax expense or benefit is expected for the entire year.

  Reclassifications
  Certain reclassifications have been made to amounts reported in prior periods in order to conform to the current period presentation. These reclassifications did not change previously reported operating (loss) income, net income (loss), cash flows or stockholder's equity.

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

  In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Instruments that fall within the scope of SFAS No. 150 must be classified as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments issued prior to June 1, 2003, SFAS No. 150 becomes effective for the Company in the third quarter of fiscal 2003. The adoption of SFAS 150 did not have a significant impact on the results of operations or financial position of the Company.

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

  Effective with the adoption of this standard, the Company no longer amortizes goodwill. Instead, SFAS No. 142 requires acquired goodwill to be periodically evaluated for impairment. Upon adoption of the standard, the Company completed a transitional impairment test for its acquired goodwill using a discounted cash flow model. As a result of the impairment analysis, the Company recorded a goodwill impairment charge of $70.9 million in the first quarter of 2002. After minority interest effect of $4.1 million, the net charge was $66.8 million. This charge was attributable to an impairment of the carrying value of goodwill in the Company's tradeshow operating segment which management believes resulted from a slow-down in the economy and its associated impact on the tradeshow business. The net charge of $66.8 million was reported as a cumulative effect of a change in accounting principle. There was no income tax effect associated with this impairment charge.

  On July 1, 2003 the Company engaged an appraiser to assist in completing its annual goodwill impairment test of each of the three reporting units. Based on this valuation, which utilized a discounted cash flow model, there was no impairment of goodwill indicated.

  The changes in the carrying amount of goodwill for the nine months ended September 30, 2003, by operating segment, are as follows (in thousands):

	Trade Shows and Conferences	Trade Publications	Marketing Services	Totals
Balance as of December 31, 2002	$492,554	$137,414	$30,840	$660,808
Goodwill acquired or allocated during the period	(197)	28	—	(169)
Foreign currency translation	4,468	618	100	5,186

Balance as of September 30, 2003	$496,825	$138,060	$30,940	$665,825

  Trade exhibitor and advertiser lists are amortized on an accelerated basis over six and five years, respectively, while subscriber lists and other intangible assets are amortized on a straight-line basis over three to ten years and consist of the following as of September 30, 2003 and December 31, 2002 (in thousands):

	September 30, 2003	December 31, 2002
Trade exhibitor lists	$162,340	$161,492
Advertiser lists	39,456	39,673
Subscriber lists	23,886	23,978
Other intangible assets	7,805	8,097
Deferred financing costs	21,187	22,367

	254,674	255,607
Accumulated amortization	(156,449)	(126,807)

Total intangible and other assets, net	$98,225	$128,800

  Estimated amortization expense of identified intangible assets and other for the remaining three months of 2003 and for the next five years is as follows: (in thousands):

2003	$10,134
2004	33,038
2005	29,209
2006	15,451
2007	3,840
2008	2,668
4.
Restructuring Charge

  In September 2003, the Company consolidated its midtown New York leased office space from two floors to one. These actions resulted in a third quarter charge of approximately $2.1 million. These charges included the present value of future facility rental payments, net of sublease income, of $1.7 million and other relocation costs and expenses of $0.4 million. The Company will continue to pay facility lease costs, net of sublease income, associated with the previously used facilities through March 2010. The accrual balance at September 30, 2003 is $2.0 million which principally represents remaining facility lease costs, of which approximately $0.3 million is included in accrued liabilities, $0.3 million is included in accounts payable and approximately $1.4 million is included in other long-term liabilities in the accompanying condensed consolidated balance sheet at September 30, 2003.

5.
Financial Derivative Instruments

  The Company uses derivative instruments to manage exposure to interest rate and foreign currency risks. The Company's objectives for holding derivatives are to minimize these risks using the most effective methods to eliminate or reduce the impact of these exposures.

  Interest Rate Risk
  Variable rate debt instruments are subject to interest rate risk. The Company has entered into an interest rate collar agreement expiring February 2004, and an interest rate swap agreement expiring November 2005, to manage its exposure to interest rate movements on its variable rate debt obligations. The effective portion of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income in stockholder's equity and is recognized in earnings as the underlying interest expense is incurred. The ineffective portion of the interest rate collar and swap agreements is recognized in current earnings. The Company uses a portion of these agreements as hedges of the Company's second priority senior secured floating rate notes described below. Gains and losses on the undesignated portion of these agreements at the end of each fiscal quarter (which are calculated as the net amount payable upon termination at the date of determination), will be recognized in current earnings.

  In connection with the Company's private placement of $360,000,000 of second priority senior secured notes in August 2003 and the use of proceeds therefrom to repay and terminate all outstanding term A loans under its credit facility and all but $25 million of the outstanding term B loans under its credit facility (see Note 6), the Company reclassified approximately $1.8 million of deferred losses previously reported as a component of accumulated other comprehensive income into other expense in the quarter ended September 30, 2003.

  Foreign Currency Risk
  Certain forecasted transactions are exposed to foreign currency risk. Foreign currencies hedged are the Euro, British Pound Sterling and the Brazilian Real. The Company uses forward contracts to manage its exposure associated with forecasted international revenue transactions for up to three months in the future. These forward contracts are designated as cash flow hedging instruments. Changes in the fair value of these instruments are reported as a component of accumulated other comprehensive income in stockholder's equity and are recognized in earnings as the underlying revenue is recognized. Forward contracts not designated as hedging instruments under SFAS No. 133 are also used to manage the impact of the variability in exchange rates. Changes in the fair value of these foreign exchange contracts are recognized in current earnings.

  At September 30, 2003, the Company had foreign exchange derivative contracts to sell with a notional amount totaling $3.3 million and to buy totaling $1.2 million. The estimated fair value of the foreign exchange contracts based upon market quotes was a net asset of $0.1 million.

  Accumulated Other Comprehensive Income (Loss)
  The following table summarizes the effects of SFAS 133 on the Company's accumulated other comprehensive income as of September 30, 2003 and 2002 (in thousands):

	Interest Rate Protection Agreements	Foreign Exchange Contracts	Total
Accumulated other comprehensive income (loss) balance at December 31, 2002	$(4,350)	$—	$(4,350)
Unwound from acccumulated other comprehensiv income during the period	4,057	—	4,057
Mark to market hedge contracts	(1,017)	(22)	(1,039)

Accumulated other comprehensive income (loss) balance at September 30, 2003	(1,310)	(22)	(1,332)

Accumulated other comprehensive income (loss) balance at December 31, 2001	$(4,189)	$5	$(4,184)
Unwound from accumulated other comprehensive income during the period	5,574	(5)	5,569
Mark to market hedge contracts	(5,750)	—	(5,750)

Accumulated other comprehensive income (loss) balance at September 30, 2002	$(4,365)	$—	$(4,365)

  At September 30, 2003, the Company estimates that it will reclassify out of accumulated other comprehensive income approximately $1.3 million of deferred losses into earnings within the next 12 months.

        The fair value of the Company's derivatives was a net liability position of $3.7 million and $6.6 million at September 30, 2003 and December 31, 2002, respectively, of which $3.7 million and $5.8 million is included in accrued liabilities at September 30, 2003 and December 31, 2002, respectively, and $0.8 million is included in other long-term liabilities at December 31, 2002, in the accompanying condensed consolidated balance sheets.

  Statement of Operations

        The following tables summarize the effects of SFAS No. 133 on the Company's statement of operations related to the ineffective portion of the Company's interest rate protection agreements and changes in the fair value of foreign exchange contracts not designated as hedging instruments for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Interest Rate Protection Agreements	Foreign Exchange Contracts	Total
Three months ended September 30, 2003
Other income (expense)	$(774)	$(71)	$(845)

Total statement of operations impact before taxes	$(774)	$(71)	$(845)

Three months ended September 30, 2002
Other income (expense)	$80	$60	$140

Total statement of operations impact before taxes	$80	$60	$140

	Interest Rate Protection Agreements	Foreign Exchange Contracts	Total
Nine months ended September 30, 2003
Other income (expense)	$(199)	$63	$(136)

Total statement of operations impact before taxes	$(199)	$63	$(136)

Nine months ended September 30, 2002
Other income (expense)	$368	$599	$967

Total statement of operations impact before taxes	$368	$599	$967

6.     Debt

  Credit Facility

        The credit facility (the "Credit Facility") consists of (i) $25 million of term loan B payable in quarterly installments through October 11, 2008 and (ii) $60.0 million of revolving loan availability through April 11, 2007. The Credit Facility contains restrictive covenants which require the Company to, among other things, maintain a minimum fixed charge ratio (as defined). Borrowings under the Credit Facility are collateralized by substantially all of the Company's assets.

        In connection with its private placement in August 2003 described below, the Company amended its Credit Facility to permit the private placement and the proposed use of the proceeds thereof, eliminated the leverage ratio covenant and amended certain other covenants contained in the Credit Facility and reduce the revolving loan commitments thereunder from $80 million to $60 million.

  Senior Secured Notes

        On August 18, 2003, the Company issued $360 million of second priority senior secured notes (the "August senior secured notes"). On September 25, 2003, the Company issued an additional $70 million of second priority senior secured notes (the "September senior secured notes") which were issued at a premium (together with the August senior secured notes, the "Senior Secured Notes"). The Senior Secured Notes were issued in two tranches: $130 million of Second Priority Senior Secured Floating Rate Notes due 2008 (which will require quarterly amortization equal to 0.25% of the principal amount thereof) and $300 million of 10.75% Second Priority Senior Secured Notes due 2010. Interest on the floating rate notes is payable at a rate equal to three-month LIBOR, which is reset quarterly, plus 7.5%. Each tranche of notes is collateralized by second priority liens on substantially all the collateral pledged against borrowings under the Company's Credit Facility (other than the capital stock of certain of its subsidiaries and assets of its parent companies). The notes contain restrictive covenants that, among other things, limit the Company's ability to incur debt, pay dividends and make investments. The Company entered into a registration rights agreement in connection with the private placement pursuant to which it agreed to either exchange the notes for registered notes or to file a shelf registration statement for the notes.

        The Company used the net proceeds from the August senior secured notes offering to repay and terminate all outstanding term A loans under its credit facility and all but $25 million of the outstanding term B loans and a portion of its revolving credit borrowings under its Credit Facility. The Company used the net proceeds of the September senior secured notes offering to repay $12 million of revolving credit borrowings and invested the balance in short term securities. On October 1, 2003, the Company used the remaining net proceeds from the September senior secured notes offering, along with $60 million of equity contributions from its parent company, $7 million of cash from operations and $13 million of revolving credit borrowings to fund the purchase of a portfolio of healthcare industry magazines and related custom service projects from the Thomson Corporation and its subsidiaries ("Thomson Acquisition) and to pay related acquisition and financing fees and expenses.

        The Senior Secured Notes are fully and unconditionally guaranteed on a senior basis, jointly and severally, by the Company's wholly owned domestic subsidiaries. The financial covenants under the Senior Secured Notes include limitations on certain asset dispositions, payments, debt incurrence, dividends and other restricted payments.

  Senior Subordinated Notes

        The Company's $160.0 million unsecured, 12 percent senior subordinated notes due 2011 (the "Senior Subordinated Notes") require semiannual interest-only payments on February 15 and August 15 of each year. The Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by the Company's wholly owned domestic subsidiaries. The financial covenants under the Senior Subordinated Notes include limitations on certain asset dispositions, payments, debt incurrence, dividends and other restricted payments.

        Long-term debt consists of the following (in thousands):

	September 30, 2003	December 31, 2002
Term loan A, interest at LIBOR plus 3.75%	$—	$75,000
Term loan B, interest at LIBOR plus 4.50%; 5.64% at September 30, 2003, due quarterly through October 11, 2008	25,000	280,800
Revolving credit loan, interest at LIBOR plus 3.75%; 4.87% at June 30, 2003, due April 11, 2007	13,000	37,100
Second priority senior secured floating rate notes, interest at LIBOR plus 7.50%, due 2008	130,000	—
10.75% Second priority senior secured notes, due 2010, plus premium	301,031	—
12% Senior subordinated notes, due 2011	160,000	160,000
Acquisition note payable, interest at 5.50%, due monthly through 2004	2,500	4,000
Acquisition note payable, interest at 6.00%, due April 1, 2004	400	800

	631,931	557,700
Less current maturities	(3,700)	(17,400)

	$628,231	$540,300

        In addition, as of September 30, 2003, the Company has an interest rate collar for a notional amount of $150 million that effectively guarantees that the interest rate on the Credit Facility will not exceed 10.17 percent, nor be less than 9.00 percent. This collar expires in February 2004. The Company entered into an interest rate swap agreement with a notional amount of $200 million, that effectively guarantees that beginning in November 2003 the interest rate on second priority senior secured floating rate notes will be 9.65 percent. The Company includes net amounts paid or received under the interest rate protection agreements as a component of interest expense.

7.     Comprehensive Income

        The table below presents comprehensive income (loss), defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$(18,149)	$821	$(16,753)	$(102,244)
Change in cumulative translation adjustment	61	(4,986)	5,560	(6,078)
Change in unrealized losses on derivative financial instruments	2,516	(1,202)	3,018	(181)

Comprehensive loss	$(15,572)	$(5,367)	$(8,175)	$(108,503)

8.     Segments

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

	Trade Shows and Conferences	Trade Publications	Marketing Services	Corporate and Other	Total
Three months ended September 30, 2003
Revenue	$41,595	$30,656	$3,652	$226	$76,129
Contribution margin (loss)	23,001	9,130	1,521	(597)	33,055
Segment assets	568,818	171,760	32,766	188,294	961,638
Three months ended September 30, 2002
Revenue	46,988	30,567	3,651	193	81,399
Contribution margin (loss)	28,120	8,304	1,464	(465)	37,423
Segment assets	595,894	176,173	31,837	58,815	862,719
Nine months ended September 30, 2003
Revenue	$139,371	$97,751	$11,051	$746	$248,919
Contribution margin (loss)	72,743	30,314	4,166	(2,203)	105,020
Segment assets	568,818	171,760	32,766	188,294	961,638
Nine months ended September 30, 2002
Revenue	145,387	96,290	11,322	1,120	254,119
Contribution margin (loss)	78,907	26,739	5,032	(1,792)	108,886
Segment assets	595,894	176,173	31,837	58,815	862,719

        The reconciliation of total segment contribution margin to consolidated (loss) income before taxes, minority interests and cumulative effect of accounting change is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Total segment contribution margin	$33,055	$37,423	########	########
General and administrative expense	(8,485)	(7,682)	(26,298)	(26,925)
Funding of affiliated dot.com company operations	(107)	(379)	(742)	(39,095)
Depreciation and amortization	(12,866)	(17,195)	(39,393)	(50,672)
Other expense (primarily interest)	(16,465)	(11,155)	(40,792)	(34,823)

Consolidated income (loss) before taxes, minority interest and cumulative effect of accounting change	$(4,868)	$1,012	$(2,205)	$(42,629)

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

        In 2002 the Company began recording the advances and notes issued to Advanstar.com during the current year as an operating expense on the Company's consolidated statement of operations, to reflect the ongoing nature of the operations of Advanstar.com in support of the Company's operations. Net advances and notes charged to the Company's operations during the three months ended September 30, 2003 and 2002 were approximately $0.1 million and $0.4 million, respectively. Net advances and notes charged to the Company's operations during the nine months ended September 30, 2003 and 2002 were approximately $0.7 million and $1.9 million, respectively.

10.   Related-Party Transactions

  Financial Advisory Fees and Agreements

        Credit Suisse First Boston Corporation ("CSFB"), an affiliate of the DLJ Merchant Banking funds, was an initial purchaser of the Senior Secured Notes. The Company paid customary fees to CSFB as compensation for those services. The aggregate amount of all fees paid to CSFB entities in connection with the Senior Secured Note offerings during the third quarter of 2003 was approximately $9.6 million.

  Parent Company Notes

        As part of the financing for the acquisition of the Company by the DLJ Merchant Banking Funds in October 2000 (the "Acquisition") and concurrently with the closing of the offering of the Senior Subordinated Notes in February 2001, the Company's parent, Advanstar, Inc., issued discount notes (the "Discount Notes") with an aggregate principal amount at maturity in aggregate of $171.8 million. These notes do not require cash interest payments until 2006. Neither the Company nor any of its subsidiaries guaranteed the Discount Notes. Advanstar, Inc., however, is a holding company and its ability to pay interest on these Discount Notes will be dependent upon the receipt of dividends from its subsidiaries, principally including the Company. The Credit Facility, the Senior Secured Notes and the Senior Subordinated Notes impose substantial restrictions on the Company's and its subsidiaries' ability to pay dividends.

11.   Acquisition

        On October 1, 2003, the Company purchased a portfolio of healthcare industry magazines and related custom service projects from the Thomson Corporation and its subsidiaries ("Thomson") for $136 million in cash including related fees and expenses. The Company used a portion of the approximately $68 million in net proceeds of the September 25, 2003 Senior Secured Notes offering, $7 million in cash generated by operations, revolver borrowings of $13 million, $50 million of equity contributions received on September 25, 2003 and $10 million of equity contributions received on October 1, 2003 from Advanstar, Inc., which represent the proceeds from the sale by Advanstar, Inc. of equity to the DLJ Merchant Banking funds, to fund the acquisition and related fees and expenses.

12.   Supplemental Guarantor Condensed Consolidating Financial Statements

  Basis of Presentation

        The Company's Senior Subordinated Notes and Senior Secured Notes are fully and unconditionally guaranteed on a senior subordinated basis and senior basis, respectively, jointly and severally, by the Company and its wholly owned domestic subsidiaries. The subsidiary guarantors are MAGIC and Applied Business TeleCommunications. The condensed consolidating financial statements of the guarantors are presented below and should be read in conjunction with the consolidated financial statements of the Company. Separate financial statements of the guarantors are not presented because the guarantors are jointly, severally, fully, and unconditionally liable under the guarantees and the Company believes the condensed consolidating financial statements presented are sufficiently meaningful in understanding the financial position and results of the guarantors.

        There are no significant restrictions on the ability of the subsidiary guarantors to make distributions to the Company.

Advanstar Communications Inc.
Condensed Consolidating Balance Sheets
At September 30, 2003
(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$134,679	$—	$8,614	$—	$143,293
Accounts receivable, net	20,114	72	3,048	—	23,234
Prepaid expenses	4,416	961	2,744	—	8,121
Other	1,222	—	61	—	1,283

Total current assets	160,431	1,033	14,467	—	175,931
Noncurrent assets:
Property, plant and equipment, net	19,937	950	770	—	21,657
Deferred tax asset	30,986	—	—	(30,986)	—
Intangible and other assets, net	406,560	287,130	70,360	—	764,050
Investments in subsidiaries	524,890	—	25,813	(550,703)	—
Intercompany receivable	—	212,128	—	(212,128)	—

	$1,142,804	$501,241	$111,410	$(793,817)	$961,638

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$3,700	$—	$—	$—	$3,700
Accounts payable	11,820	5,469	3,977	—	21,266
Accrued liabilities	20,469	6,734	1,108	—	28,311
Deferred revenue	27,709	53	5,327	—	33,089

Total current liabilities	63,698	12,256	10,412	—	86,366
Long-term debt, net of current maturities	628,231	—	—	—	628,231
Deferred income taxes and other long-term liabilities	3,622	30,986	895	(30,986)	4,517
Intercompany payable	205,727	—	6,401	(212,128)	—
Due to parent	3,861	—	—	—	3,861
Minority interests	9,687	—	998	—	10,685
Stockholder s equity:
Common stock	10	3	942	(945)	10
Capital in excess of par value	437,367	438,117	111,971	(550,088)	437,367
(Accumulated deficit) retained earnings	(208,899)	19,879	(21,041)	1,162	(208,899)
Accumulated other comprehensive loss	(500)	—	832	(832)	(500)

Total stockholder s equity	227,978	457,999	92,704	(550,703)	227,978

	$1,142,804	$501,241	$111,410	$(793,817)	$961,638

Advanstar Communications Inc.
Condensed Consolidating Statements of Operations
For the three months ended September 30, 2003
(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net revenue	$38,301	$31,686	$6,142	$—	$76,129
Operating expenses:
Cost of production and selling, editorial and circulation	27,220	10,169	5,685	—	43,074
General and administrative	8,972	351	1,213	—	10,536
Funding of affiliated company operations	107	—	—	—	107
Depreciation and amortization	7,514	4,822	530	—	12,866

Total operating expenses	43,813	15,342	7,428	—	66,583

Operating (loss) income	(5,512)	16,344	(1,286)	—	9,546
Other income (expense):
Interest expense, net	(15,851)	—	103	—	(15,748)
Other income, net	(12,231)	—	190	—	(12,041)

Income (loss) income before income taxes and minority interests	(33,594)	16,344	(993)	—	(18,243)
(Benefit) provision for income taxes	(5,984)	5,983	(111)	—	(112)
Minority interests	(141)	—	123	—	(18)
Equity in earnings of subsidiaries	9,602	—	—	(9,602)	—

Net income (loss)	$(18,149)	$10,361	$(759)	$(9,602)	$(18,149)

Advanstar Communications Inc.
Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2003
(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net revenue	$162,659	$64,336	$21,924	$—	$248,919
Operating expenses:
Cost of production and selling, editorial and circulation	104,155	21,900	17,844	—	143,899
General and administrative	24,087	991	3,271	—	28,349
Funding of affiliated company operations	742	—	—	—	742
Depreciation and amortization	23,000	14,558	1,835	—	39,393

Total operating expenses	151,984	37,449	22,950	—	212,383

Operating (loss) income	10,675	26,887	(1,026)	—	36,536
Other income (expense):
Interest expense, net	(40,731)	—	348	—	(40,383)
Other income, net	(11,389)	—	(344)	—	(11,733)

Income (loss) income before income taxes and minority interests	(41,445)	26,887	(1,022)	—	(15,580)
(Benefit) provision for income taxes	(9,871)	9,873	611	—	613
Minority interests	(334)	—	(226)	—	(560)
Equity in earnings of subsidiaries	15,155	—	—	(15,155)	—

Net income (loss)	$(16,753)	$17,014	$(1,859)	$(15,155)	$(16,753)

Advanstar Communications Inc.
Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2003
(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities:
Net income (loss)	$(16,753)	$17,014	$(1,859)	$(15,155)	$(16,753)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings of subsidiaries	(15,155)	—	—	15,155	—
Loss on derivative financial instruments	135	—	—	—	135
Depreciation and amortization	23,000	14,558	1,835	—	39,393
Other noncash items	4,202	9,972	1,041	—	15,215
Change in working capital items	22,866	(41,176)	880	—	(17,430)

Net cash provided by operating activities	18,295	368	1,897	—	20,560

Investing activities:
Additions to property, plant and equipment	(3,733)	(368)	(152)	—	(4,253)
Acquisitions of publications and trade shows, net of proceeds	(205)	—	(8)	—	(213)

Net cash used in investing activities	(3,938)	(368)	(160)	—	(4,466)

Financing activities:
Borrowings of long term debt, net	74,250	—	—	—	74,250
Deferred financing costs	(16,207)	—	—	—	(16,207)
Contribution of capital from parent	50,000	—	—	—	50,000
Dividends paid to minority interest holders	—	—	(227)	—	(227)

Net cash used in financing activities	108,043	—	(227)	—	107,816

Effect of exchange rate changes on cash	(3)	—	456	—	453

Net decrease in cash and cash equivalents	122,397	—	1,966	—	124,363
Cash and cash equivalents, beginning of year	12,282	—	6,648	—	18,930

Cash and cash equivalents, end of year	$134,679	$—	$8,614	$—	$143,293

Advanstar Communications Inc.
Condensed Consolidated Balance Sheets
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
Stockholder s equity:
Common stock	10	3	488	(491)	10
Capital in excess of par value	387,367	438,117	120,738	(558,855)	387,367
(Accumulated deficit) retained earnings	(192,146)	2,865	(19,182)	16,317	(192,146)
Accumulated other comprehensive loss	(4,348)	—	(4,730)	—	(9,078)

Total stockholder's equity	190,883	440,985	97,314	(543,029)	186,153

	$1,047,693	$488,989	$107,629	$(778,285)	$866,026

Advanstar Communications Inc.
Condensed Consolidating Statements of Operations
For the three months ended September 30, 2002
(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net revenue	$43,392	$31,104	$6,903	$—	$81,399
Operating expenses:
Cost of production and selling, editorial and circulation	27,614	10,235	6,127	—	43,976
General and administrative	6,088	267	1,327	—	7,682
Funding of affiliated company operations	379	—	—	—	379
Depreciation and amortization	9,242	7,188	765	—	17,195

Total operating expenses	43,323	17,690	8,219	—	69,232

Operating (loss) income	69	13,414	(1,316)	—	12,167
Other income (expense):
Interest expense, net	(12,926)	—	55	—	(12,871)
Other income, net	182	—	1,534	—	1,716

(Loss) income before income taxes and minority interests	(12,675)	13,414	273	—	1,012
(Benefit) provision for income taxes	(4,422)	4,695	(83)	—	190
Minority interests	(124)	—	123	—	(1)
Equity in earnings of subsidiaries	9,198	—	—	(9,198)	—

Net loss	$821	$8,719	$479	$(9,198)	$821

Advanstar Communications Inc.
Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2002
(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net revenue	$163,581	$62,919	$27,619	$—	$254,119
Operating expenses:
Cost of production and selling, editorial and circulation	104,349	20,833	20,051	—	145,233
General and administrative	22,234	917	3,774	—	26,925
Funding of affiliated company operations	39,095	—	—	—	39,095
Depreciation and amortization	26,547	21,629	2,496	—	50,672

Total operating expenses	192,225	43,379	26,321	—	261,925

Operating (loss) income	(28,644)	19,540	1,298	—	(7,806)
Other income (expense):
Interest expense, net	(38,341)	—	(456)	—	(38,797)
Other income, net	1,453	—	2,521	—	3,974

(Loss) income before income taxes, minority interests and accounting change	(65,532)	19,540	3,363	—	(42,629)
(Benefit) provision for income taxes	(16,369)	6,839	1,648	—	(7,882)
Minority interests	(102)	—	(578)	—	(680)
Equity in earnings of subsidiaries	(751)	—	—	751	—

(Loss) income before cumulative effect of accounting change	(50,016)	12,701	1,137	751	(35,427)
Cumulative effect of accounting change	(52,228)	(10,501)	(4,088)	—	(66,817)

Net loss	$(102,244)	$2,200	$(2,951)	$751	$(102,244)

Advanstar Communications Inc.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2002
(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities:
Net loss	$(102,244)	$2,200	$(2,951)	$751	$(102,244)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings of subsidiaries	751	—	—	(751)	—
Gain on derivative financial instruments	(967)	—	—	—	(967)
Provision for notes and advances from affiliated dot.com company	37,192	—	—	—	37,192
Transition goodwill impairment	52,228	10,501	4,088	—	66,817
Depreciation and amortization	26,547	21,629	2,496	—	50,672
Other noncash items	(10,717)	3,292	572	—	(6,853)
Change in working capital items	6,310	(37,378)	(2,808)	—	(33,876)

Net cash provided by operating activities	9,100	244	1,397	—	10,741

Investing activities:
Additions to property, plant and equipment	(5,082)	(244)	(379)	—	(5,705)
Acquisitions of publications and trade shows, net of proceeds	(12,763)	—	(1,543)	—	(14,306)

Net cash used in investing activities	(17,845)	(244)	(1,922)	—	(20,011)

Financing activities:
Payments of long-term debt, net	(16,950)	—	—	—	(16,950)
Deferred financing costs	(1,785)	—	—	—	(1,785)
Dividends paid to minority interest holders	—	—	(503)	—	(503)

Net cash used in financing activities	(18,735)	—	(503)	—	(19,238)

Effect of exchange rate changes on cash	—	—	(2,951)	—	(2,951)

Net decrease in cash and cash equivalents	(27,480)	—	(3,979)	—	(31,459)
Cash and cash equivalents, beginning of year	33,906	—	10,730	—	44,636

Cash and cash equivalents, end of year	$6,426	$—	$6,751	$—	$13,177

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations:

        This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned not to place undue reliance on these forward-looking statements, including statements about plans and objectives of management, potential acquisitions, market growth and opportunity. These forward-looking statements are neither promises or guarantees and involve risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements. You should not expect that these forward-looking statements will be updated or supplemented as a result of changing circumstances or otherwise, and we disavow and disclaim any obligation to do so. Important cautionary statements and risk factors that would affect actual results are discussed in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission, including those under the caption entitled "Certain Factors Which May Affect Future Results" in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003 and those under the caption entitled "Risk Factors—You May Not Be Able to Rely on Forward-Looking Statements" in the Company's registration statement on Form S-1 (333-109648) filed on October 10, 2003.

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

    •
    trade publications, which consists primarily of the creation and distribution of controlled circulation trade, business and professional magazines; and

    •
    marketing services, which consists primarily of sales of a variety of direct mail and database products, magazine editorial reprints and classified advertising.

        Trade shows and conferences accounted for approximately 56% and 57% of total revenue in the nine months ended September 30, 2003 and 2002, respectively. Trade publications accounted for approximately 39% and 38% of total revenue in the nine months ended September 30, 2003 and 2002, respectively, while marketing services accounted for approximately 5% and 5% of total revenue in the nine months ended September 30, 2003 and 2002, respectively. Following completion of the Thomson acquisition, we expect that publications will constitute slightly more than 50% of our revenues. Our revenue reaches its highest levels during the first and third quarters of the year due to the timing of the MAGIC trade shows and our other large trade shows and conferences. Because trade shows and conferences revenue is recognized when a particular event is held, we may experience fluctuations in quarterly revenue based on the movement of annual trade show dates from one quarter to another.

Industry Trends and Developments

        Our business and results of operations in the nine months ended September 30, 2003 reflect the tentative nature of the economic recovery in the U.S. economy. Our publishing properties continue to experience encouraging year over year recovery from the media advertising recession across most industry sectors. However, trade advertising for our technology and travel publications remains depressed. Media advertising from technology companies has not yet rebounded to levels that would indicate a sustained technology recovery is underway. Travel advertising spending remains sluggish in the face of continuing geopolitical uncertainty and difficult economic conditions in the travel industry. Trade shows and conferences are lagging in their recovery from the media recession compared with publishing for which performance was essentially flat year over year through September across most of our industry sectors. Revenue from technology events remains depressed similar to technology publishing.

        Advertising in many of our markets has stabilized and shows indications of recovery except for continuing downward pressure in our technology and travel markets. Advertising pages stabilized in the third quarter of 2003 with ad pages increasing slightly over the same quarter last year. Revenue per page declined approximately 2.2% across our portfolio in the third quarter of 2003 compared with the third quarter of 2002 as we strived to capture increased market share. Excluding our technology and travel sectors, advertising pages increased 10.6% while revenue per page declined only 0.4% resulting in a 10.1% revenue increase in the third quarter of 2003. Our acquisition late in 2002 of Healthcare Traveler contributed to this increase. While we see this positive trend continuing in 2003, the economic outlook in the publishing sector has improved, but forward visibility on our advertising revenue and pages is limited due to uncertainties related to the rate of recovery of B-to-B media spending. Our travel publications remain highly sensitive to cutbacks in destination and vacation travel advertising in response to concern over terrorism, further unrest in the Middle East and in other regions of the world and fears over health related outbreaks such as SARS. We do not anticipate significant near term recovery in our technology based publications due to continued uncertainty by our customers as to the pace of a technology spending recovery.

        Our trade show segment continues to be negatively impacted by the slow pace of economic recovery as well as the lag effect for trade show recovery due to the advance commitments required by our exhibitors. Our trade shows directed to the technology sector continue to suffer from the overall curtailment of spending in technology markets, which impacts marketing spending by our customers. We expect any improvement in the performance of our trade show segment to lag behind any general economic recovery, just as it lagged the downturn in the economy going into recession beginning in late 2000.

        The uneven pace of the general economic recovery in the U.S. will likely result in continued weakness in overall marketing and advertising expenditures by our customers in the remainder of 2003. As a result, we expect our revenue and operating income to reflect this overall weakness. However, we believe that our balanced portfolio between trade shows and publications and our diversification of these products across many industry sectors will mitigate the overall impact from continued weakness in general economic conditions and reduces the potential impact from the volatility of any one sector.

Presentation of Financial Information

Acquisitions and Joint Ventures

        Between May 31, 1996 and September 30, 2003, we completed 35 acquisitions and joint venture agreements, four of which were completed in 2002. There were no acquisitions completed during the first nine months of 2003.

        From January 1, 2002 through December 31, 2002 we completed the acquisitions of AIIM International Exposition and Conference, HT—the Magazine for Healthcare Travel Professionals and several smaller publications for a cumulative purchase price totaling $24.0 million in cash and assumed liabilities.

        On October 1, 2003, we purchased a portfolio of healthcare industry magazines and related custom services projects from the Thomson Corporation and its subsidiaries, which we refer to as "Thomson," for $136 million in cash (including $1 million of related fees and expenses). We used the remaining net proceeds from the September senior secured notes offering (after repayment of $12 million of our revolver and our payment of related fees and expenses), $7 million of cash generated by operations, revolver borrowings of $13 million and proceeds of $60 million of equity contributions from Advanstar, Inc. ($50 million of which were received in September 2003 and $10 million of which were received on October 1, 2003), which represent the proceeds from the sale by our parent company of equity to the DLJ Merchant Banking funds, to fund the acquisition and related fees and expenses.

        We have accounted for our acquisitions under the purchase method of accounting. Accordingly, our results of operations include the effect of these acquisitions from the date of purchase. The pro forma operating results of the acquisitions are not significant relative to our operating results. Because the Thomson acquisition did not close until October 1, 2003, our financial results for the three and nine months ended September 30, 2003 do not include any of the operating results of the acquired assets. The Thomson acquisition and the 2002 acquisitions were not considered significant pursuant to SEC reporting requirements. Accordingly, the separate financial statements and pro forma financial statements, giving effect to the acquisitions, are not included in this discussion.

Private Placement of Second Priority Senior Secured Notes and Refinancing of Credit Facility

        In August 2003, we issued $360 million of Second Priority Senior Secured Notes and used the net proceeds to repay and terminate all outstanding term A loans under our credit facility and all but $25 million of the outstanding term B loans and a portion of our revolving credit borrowings under our credit facility. In connection with the issuance, we amended our credit facility to permit the private placement and the use of the proceeds thereof, eliminate the leverage ratio covenant and amend certain other covenants contained in the credit facility. Additionally, our revolving loan commitments under our credit facility were reduced from $80 million to $60 million. We have recorded an expense of $11.3 million in the third quarter of 2003 to reflect the write-off of deferred financing costs related to the term loans which were repaid with the proceeds of this offering and the reduction in the revolving loan commitment. Our interest expense and cash interest will be higher in future periods as a result of this refinancing. In addition, we reclassified a portion of the deferred losses related to our interest rate collar and swap agreements previously reported as a component of accumulated other comprehensive income into other expense in the third quarter of 2003.

        In September 2003, we issued $70 million of the Senior Secured Notes and used the net proceeds thereof to repay approximately $12 million of outstanding borrowings under our revolving credit facility and purchase short term investments pending completion of the Thomson acquisition. On October 1, 2003 we used $136 million in cash, to purchase Thomson's portfolio of healthcare industry magazines and related custom services projects and pay related fees and expenses. Our depreciation and amortization, interest expense and cash interest will be higher in future periods as a result of this acquisition and related financing.

New York Office Consolidation

        In September 2003, we consolidated our midtown New York leased office space from two floors to one and sublet the excess space. These actions resulted in a third quarter restructuring charge of approximately $2.1 million. These charges included the present value of future rental payments, net of sublease income, of $1.7 million, and other relocation costs and expenses of $0.4 million. All of the costs associated with the consolidation were incurred in September 2003. We anticipate annual savings of approximately $1.2 million for the balance of the lease term but we will continue to pay facility lease costs, net of sublease income, associated with the previously used facilities through March 2010.

Goodwill Impairment

        In connection with the adoption of SFAS 142, we engaged an appraiser to determine the fair value of the Company as of January 1, 2002. Based on this valuation, which utilized a discounted cash flow valuation technique, we recorded a goodwill impairment charge of $66.8 million in the first quarter of 2002. This charge was attributable primarily to an impairment of the carrying value of goodwill related to the DLJMB acquisition. The charge is reported as a cumulative effect of a change in accounting principle (see Note 4 of the notes to our condensed consolidated financial statements).

        We engaged an appraiser to assist us in determining the fair value of each of our three reporting units as of July 1, 2003. Based on this appraisal, there was no impairment of goodwill indicated.

  Sources of Revenue

Trade Shows and Conferences

        The trade shows and conferences segment derives revenue principally from the sale of exhibit space and conference attendance fees generated at its events. In 2002, approximately 82% of our trade shows and conferences revenue was from the sale of exhibit space. Events are generally held on an annual basis in major metropolitan areas such as New York City or Las Vegas. At many of our trade shows, a portion of exhibit space is reserved and partial payment is received as much as a year in advance. The sale of exhibit space is generally impacted by the on-going quality and quantity of attendance, venue selection and availability, industry life cycle and general market conditions. Revenue and related direct event expenses are recognized in the month in which the event is held. Cash is collected in advance of an event and is recorded on our consolidated balance sheet as deferred revenue.

Trade Publications

        The trade publications segment derives revenue principally from the sale of advertising in its business-to-business magazines. Additionally, certain publications derive revenue from paid subscriptions and custom publishing. Paid subscriptions comprise less than 5% of total publishing revenue. Most publications are produced monthly with advertising sold both on an annual schedule and single insertion basis. The sale of advertising is generally impacted by new product releases, circulation quality, readership scores, editorial quality and general market conditions. Advertising revenue is recognized on the publication issue date, and subscription revenue, if any, is recognized over the subscription period, typically one year.

        Our publishing properties operate in many different markets and industries which are subject to economic conditions prevalent in those industries. Accordingly, publishing revenues may fluctuate in connection with the markets in which we operate.

Marketing Services

        The marketing services segment derives its revenue from the sale of value-added marketing products such as classified advertising, both print and internet-based, direct mail services, reprints, database marketing, directories, guides and reference books. These products complement and, in many cases, utilize the content or databases generated by our trade shows, conferences and publications. The sale of these products is generally impacted by the success of the event or publication from which these products are derived and general market conditions. Revenue is generally recognized when the applicable product is shipped.

  Components of Expenses

Trade Shows and Conferences

        Costs incurred by the trade shows and conferences segment include facility rent, attendee and exhibitor promotion and outsourced services such as registration, security and decorator. Exhibitors generally contract directly with third parties for on-site services such as electrical, booth set-up and drayage. Staff salaries and related payroll taxes and benefits are treated as monthly period expenses. All other direct costs are expensed in the month the event occurs.

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

        We apply the following critical accounting policies in the preparation of our consolidated financial statements:

  Revenue Recognition.    We recognize revenue as discussed in "—Sources of Revenue" above. The balance of deferred revenue at September 30, 2003 was $27.4 million and $5.7 million for trade shows and trade publications, respectively. On a relative basis, our deferred revenue reaches its highest levels during the second and fourth quarters of the year largely due to the timing of the MAGIC trade shows and our other large trade shows and conferences.

  Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The balance of the allowance for doubtful accounts at September 30, 2003 and December 31, 2002 was $0.9 million and $1.0 million, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

  Deferred Taxes.    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. At September 30, 2003 we have recorded a valuation allowance to offset the deferred tax benefit associated with net operating loss carryforwards in foreign tax jurisdictions and to offset the other net deferred tax assets of the Company because we believe realization of these benefits is not likely. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we were to subsequently determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, a reduction in the net valuation allowance would result in an income tax benefit and would increase income in the period such determination was made.

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

          In accordance with the provisions of SFAS No. 142, we evaluate goodwill for impairment using a two-step test based upon a fair value approach. The first step is used to identify a potential impairment through an estimate of the fair value of certain of our reporting units (as defined by SFAS No. 142), while the second step calculates the amount of impairment, if any. Additionally, goodwill will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. We determine the fair value of our reporting units by application of a discounted cash flow analysis. We make estimates that are included in our discounted cash flow analyses based upon the best available information at the time that the determinations of fair value are made. If circumstances change, our estimates of fair value will also change and could result in a determination that additional impairment charges to reduce the carrying value of goodwill are necessary. We engaged an appraiser to assist us in determining the fair value of each of our three reporting units as of July 1, 2003. Based on this appraisal, which utilized a valuation technique discussed above, there was no impairment of goodwill indicated.

Selected Financial Data

        The following table sets forth selected statements of operations and other financial data.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
		(in thousands)
Income Statement Data:
Net Revenue
Trade Shows and conferences	$41,595	$46,988	$139,371	$145,387
Publications	30,656	30,567	97,751	96,290
Marketing services and other	3,878	3,844	11,797	12,442

Total net revenue	76,129	81,399	248,919	254,119
Cost of production and selling
Trade Shows and conferences	18,594	18,868	66,628	66,480
Publications	21,526	22,263	67,437	69,551
Marketing services and other	2,954	2,845	9,834	9,202

Total cost of production and selling	43,074	43,976	143,899	145,233
General and administrative expenses	8,485	7,682	26,298	26,925
Restructuring charge	2,051	—	2,051	—
Funding of affiliated dot.com company operations	107	379	742	39,095
Depreciation and amortization	12,866	17,195	39,393	50,672

Operating income (loss)	9,546	12,167	36,536	(7,806)
Other income (expense):
Interest expense	(15,748)	(12,871)	(40,383)	(38,797)
Write-off of deferred financing costs	(11,324)	—	(11,324)	—
Other income (expense), net	(717)	1,716	(409)	3,974

Income (loss) before income taxes and minority interests	(18,243)	1,012	(15,580)	(42,629)
Provision (benefit) for income taxes	(112)	190	613	(7,882)
Minority interests	(18)	(1)	(560)	(680)

Income (loss) before cumulative effect of accounting change	(18,149)	821	(16,753)	(35,427)
Cumulative effect of accounting change, net of tax and minority interests	—	—	—	(66,817)

Net income (loss)	$(18,149)	$821	$(16,753)	$(102,244)

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

Net revenue

        Net revenue was $76.1 million and $81.4 million in the quarters ended September 30, 2003 and 2002, respectively.

        Revenue from trade shows and conferences declined $5.4 million, or 11.5%, to $41.6 million in the third quarter of 2003 from $47.0 million in the third quarter of 2002. Total tradeshow square feet declined approximately 16.7% and price per square foot increased 8.0% in the third quarter of 2003 over the third quarter of 2002. The decline in trade show and conference revenue was attributable to a shift in the timing of three events into the fourth quarter of 2003, declines in events that serve the technology market, and the effect of holding four fewer events serving the abilities, license and technology markets. Revenue for our fall MAGIC events increased approximately $0.9 million, or 2.9%, compared to the 2002 events. Total square feet for our fall MAGIC event declined 5.6% compared to the 2002 events, but was offset by increased pricing per square foot, the launch of a new fabric event at our MAGIC show and an increase in ancillary product sales. Adjusted for timing of events, total tradeshow revenue declined $1.9 million, due primarily to declines in events serving the technology markets which continue to suffer from the overall curtailment of marketing spending by technology companies.

        Revenue from publications increased $0.1 million, or 0.3% to $30.7 million in the third quarter of 2003 from $30.6 million in the third quarter of 2002. The increase is due to the strong performance of our publications serving our home entertainment, automotive and beauty markets, our acquisition late in 2002 of Healthcare Traveler and an increase in healthcare custom projects, offset by a decline in advertising revenue for publications serving the technology and travel markets. Advertising pages remained stable while revenue per page declined approximately 2.2% in the third quarter of 2003 compared to the third quarter of 2002. The decline in ad revenue was most heavily concentrated in our magazines serving the technology and travel markets, as they continue to suffer from the overall economic environment. Advertising pages in the third quarter of 2003 increased 10.6% across all markets other than technology and travel, resulting in a 10.1% increase in revenue in these other markets compared to the third quarter of 2002.

        Revenue from marketing services and other increased $0.1 million to $3.9 million in the third quarter of 2003 from $3.8 million in the third quarter of 2002 due primarily to the acquisition of additional circulation fulfillment contracts.

Cost of production and selling

        Cost of production and selling expenses decreased $0.9 million, or 2.1%, to $43.1 million in the third quarter of 2003 from $44.0 million in the third quarter of 2002.

        Expenses of trade shows and conferences declined $0.3 million, or 1.5%, to $18.6 million in the third quarter of 2003 from $18.9 million in the third quarter of 2002. This decrease was primarily due to a shift in the timing of three events discussed above and the effect of holding four fewer events serving the abilities, license and technology markets. These declines were partially offset by increased costs associated with new product launches and the impact of an insurance recovery of approximately $2.4 million related to losses resulting from the 9/11 terrorist attacks reducing expenses in the third quarter 2002.

        Expenses of trade publications decreased $0.8 million, or 3.3%, to $21.5 million in the third quarter of 2003 from $22.3 million in the third quarter of 2002. Operating costs were impacted by savings attributable to our ongoing metrics driven cost reduction programs, gains in printing efficiencies and reductions in bad debt expenses. These savings were partially offset by additional costs associated with our acquisition of Healthcare Traveler,in October 2002.

        Expenses of marketing services and other increased $0.1 million, or 3.8%, to $2.9 million in the third quarter of 2003 from $2.8 million in the third quarter of 2002.

General and administrative expenses

        General and administrative expenses increased $0.8 million, or 10.5%, to $8.5 million in the third quarter of 2003 from $7.7 million in the third quarter of 2002. The increase is principally due to the timing of certain compensation accruals between the third quarter of 2002 compared with the third quarter of 2003 and charges in the third quarter of 2003 for various third party m&a expenses related to the pursuit of acquisitions which were not subsequently completed.

Restructuring charge

        In September 2003, we consolidated our midtown New York leased office space from two floors to one and sublet the excess space. These actions resulted in a third quarter restructuring charge of approximately $2.1 million. These charges included the present value of future rental payments, net of sublease income, of $1.7 million, and other relocation costs and expenses of $0.4 million. All of the costs associated with the consolidation were incurred in September 2003. We anticipate annual savings of approximately $1.2 million for the balance of the lease term but we will continue to pay facility lease costs, net of sublease income, associated with the previously used facilities through March 2010.

Funding of affiliated dot.com company operations

        Advanstar.com, Inc. ("Advanstar.com"), an affiliate of ours, operates our event and publication-related web sites and develops certain enhanced web opportunities to serve our customers in selected industries. We provide Advanstar.com with certain administrative support services and charge for these services based on a general overhead charge. In addition, we share selected sales, editorial, marketing and production staff with Advanstar.com. We also provide Advanstar.com with marketing and promotional support through advertising pages in our trade publications and exhibit space in our trade shows. In return, Advanstar.com provides us with support on its web sites for trade publications and trade shows.

        Expense associated with our funding of Advanstar.com was reduced $0.3 million to approximately $0.1 million in the third quarter of 2003 from $0.4 million in the third quarter of 2002.

Depreciation and amortization

        Depreciation and amortization expense declined approximately $4.3 million to $12.9 million in the third quarter of 2003 from $17.2 million in the third quarter of 2002 primarily due to the effect of the declining balance method of accelerated amortization on our exhibitor and advertiser lists, partially offset by additional amortization related to acquisitions.

Interest expense

        Interest expense increased $2.8 million, or 22.4%, to $15.7 million in the third quarter of 2003 from $12.9 million in the third quarter of 2002 due to an increase in our weighted-average interest rate of approximately 200 basis points as a result of our financings discussed below. This increase was partially offset by a decrease in interest expense due to a decline in our weighted-average debt outstanding as a result of scheduled debt amortization.

        In August 2003, we issued $360 million of Senior Secured Notes and used the net proceeds to repay and terminate all outstanding term A loans under our credit facility and all but $25 million of the outstanding term B loans and a portion of our revolving credit borrowings under our credit facility. In September 2003, we issued $70 million of the Senior Secured Notes and used the net proceeds to repay approximately $12 million of outstanding borrowings under our revolving credit facility and purchase short term investments pending completion of the Thomson acquisition. Our interest expense will be higher in future periods as a result of these financings. See "Presentation of Financial Information-Private Placement of Second Priority Senior Secured Notes and Refinancing of Credit Facility".

        Approximately $462.9 million of our total debt is at a fixed rate with the balance subject to fixed or limited interest rate fluctuations by virtue of our interest rate protection agreements (see Note 5 of the notes to our condensed consolidated financial statements). A 100 basis point increase in interest rates on our current variable rate debt would result in an increase in annual interest expense of $1.7 million.

Write-off of Deferred Financing Costs

        We recorded an expense of $11.3 million in the third quarter of 2003 to reflect the write-off of deferred financing costs related to the term loans which were repaid with the proceeds of the August senior secured notes offering and the reduction in the revolving loan commitment. See "Presentation of Financial Information-Private Placement of Second Priority Senior Secured Notes and Refinancing of Credit Facility".

Other income (expense), net

        Other expense increased $2.4 million to $0.7 million in the third quarter of 2003 from other income of $1.7 million in the third quarter of 2002. We reclassified a portion of the deferred losses related to our interest rate collar and swap agreements, currently reported as a component of accumulated other comprehensive income, into earnings in the third quarter of 2003 as a result of a portion of our hedge instruments becoming ineffective during the quarter. We also experienced a reduction in foreign exchange gains recognized during the period resulting primarily from the strengthening of the Brazilian Real against the U.S. dollar.

Provision (benefit) for income taxes

        Our tax benefit in the third quarter of 2003 relates to income taxes in certain foreign jurisdictions. We recorded no income tax benefit related to the net operating loss we expect to generate during 2003 because we will establish a valuation allowance to offset any related tax benefits, due to uncertainty about realization of these benefits. Our tax provision in the third quarter of 2002 was recorded at a rate less than the applicable statutory rates primarily because we recorded a valuation allowance to offset the portion of the benefits associated with net operating losses we generated in 2002, for which realization was not likely.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Net Revenue

        Net revenue of $248.9 million for the nine months ended September 30, 2003 declined $5.2 million, or 2.0% from $254.1 million for the same period last year.

        Revenue from trade shows and conferences declined $6.0 million, or 4.1%, to $139.4 million in the first nine months of 2003 from $145.4 million in the first nine months of 2002. Total tradeshow square footage of 4.0 million square feet decreased 6.3% while price per square foot increased 2.8% from the first nine months of 2002. The decline in trade show and conference revenue was partially attributable to a shift in the timing of four events into the fourth quarter of 2003. In 2003 we also held fewer events serving the beauty, e-learning, abilities, licensing and technology markets. These declines were partially offset by strong performances of our trade shows serving the fashion, art, beauty, home entertainment and powersports markets, and the launch of new events in the art, beauty, fashion and technology markets. Revenue for our spring and fall MAGIC events increased approximately $2.3 million, or 3.8%, compared to the 2002 events. Square feet for our MAGIC events declined 4.7% compared to the 2002 events but was offset by increased pricing per square foot and an increase in ancillary product sales. Our trade shows serving the technology market continue to suffer from the overall curtailment of marketing spending by technology companies. Revenue from our events serving the technology market declined $8.1 million, or 23.1%, in the first nine months of 2003 compared to the first nine months of 2002. For all of our markets except technology, total tradeshow square feet declined 1.3% and revenue increased 1.5% over the first nine months of 2002.

        Revenue from publications increased $1.5 million, or 1.5% to $97.8 million in the first nine months of 2003 from $96.3 million in the first nine months of 2002. Advertising pages increased approximately 0.6% and revenue per page increased approximately 0.1% across our portfolio. The revenue increase was most heavily concentrated in publications serving the beauty, healthcare, science, license, home entertainment and automotive markets. Our acquisition in October 2002 of Healthcare Traveler also contributed to this increase. Our magazines serving the technology and travel markets continue to suffer from the overall economic environment as advertising pages continued to decline in these markets. Advertising pages increased 13.0% across all markets other than technology and travel, resulting in a 13.9% revenue increase in these other markets.

        Revenue from marketing services and other declined $0.6 million, or 5.2%, to $11.8 million in the first nine months of 2003 from $12.4 million in the first nine months of 2002 due largely to a reduction in internet sales and softness in classified and recruitment advertising.

Cost of production and selling

        Cost of production and selling expenses declined $1.3 million, or 0.9%, to $143.9 million in the first nine months of 2003 from $145.2 million in the first nine months of 2002.

        Expenses of trade shows and conferences increased $0.1 million, or 0.2%, to $66.6 million in the first nine months of 2003 from $66.5 million in the first nine months of 2002. This increase was primarily due to an insurance recovery of approximately $2.4 million received in the third quarter of 2002 related to losses resulting from the 9/11 terrorist attacks which had the effect of reducing trade show expenses last year. We also incurred costs in the first nine months of 2003 to launch several new events in the fashion, art, beauty and technology markets, made investments in our MAGIC events and increased costs associated with ancillary product sales at our MAGIC events. These costs were partially offset by cost savings resulting from holding fewer events serving the beauty, e-learning, abilities, licensing and technology markets..

        Expenses of trade publications declined $2.2 million, or 3.0%, to $67.4 million in the first nine months of 2003 from $69.6 million in the first nine months of 2002. Operating costs were impacted by lower paper prices, reductions in circulation acquisition and maintenance costs and our ongoing cost reduction programs partially offset by additional costs associated with our acquisition of Healthcare Traveler, in October 2002.

        Expenses of marketing services and other increased $0.6 million, or 6.9%, to $9.8 million in the first nine of 2003 from $9.2 million in the first nine months of 2002, due primarily to increases in sales staff resources dedicated to developing our small space advertiser page opportunities, partially offset by cost savings associated with a reduction in internet sales activity.

General and administrative expenses

        General and administrative expenses declined $0.6 million, or 2.3%, to $26.3 million in the first nine months of 2003 from $26.9 million in the first nine months of 2002. The decline is principally due to cost savings as a result of reductions in personnel costs, lower bad debt expense and a reduction in credit card processing fees. Our office occupancy costs remained essentially flat in the first nine months of 2003 compared with the same period last year.

Restructuring charge

        In September 2003, we consolidated our midtown New York leased office space from two floors to one and sublet the excess space. These actions resulted in a third quarter restructuring charge of approximately $2.1 million. These charges included the present value of future rental payments, net of sublease income, of $1.7 million, and other relocation costs and expenses of $0.4 million. All of the costs associated with the consolidation were incurred in September 2003. We anticipate annual savings of approximately $1.2 million for the balance of the lease term but we will continue to pay facility lease costs, net of sublease income, associated with the previously used facilities through March 2010.

Funding of affiliated dot.com company operations

        Advanstar.com, Inc. ("Advanstar.com"), an affiliate of ours, operates our event and publication-related web sites and develops certain enhanced web opportunities to serve our customers in selected industries. We provide Advanstar.com with certain administrative support services and charge for these services based on a general overhead charge. In addition, we share selected sales, editorial, marketing and production staff with Advanstar.com. We also provide Advanstar.com with marketing and promotional support through advertising pages in our trade publications and exhibit space in our trade shows. In return, Advanstar.com provides us with support on its web sites for trade publications and trade shows.

        In 2002 we began recording the advances and notes issued to Advanstar.com during the current year as an operating expense in our consolidated statement of operations, to reflect the ongoing nature of the operations of Advanstar.com in support of our operations. Net advances and notes charged to our operations during the nine months ended September 30, 2003 were reduced $1.2 million from $1.9 million in the first nine months of 2002 to $0.7 million in the first nine months of this year.

Depreciation and amortization

        Depreciation and amortization expense declined approximately $11.3 million to $39.4 million in the first nine months of 2003 from $50.7 million in the first nine months of 2002 primarily due to the effect of the declining balance method of accelerated amortization on our exhibitor and advertiser lists, partially offset by additional amortization related to acquisitions.

Interest expense

        Interest expense increased $1.6 million, or 4.1%, to $40.4 million in the first nine months of 2003 from $38.8 million in the comparable period of 2002 due to an increase in our weighted average interest rate of approximately 50 basis points as a result of our financings discussed below. This increase was partially offset by a decrease in interest expense due to a decline in our weighted-average debt outstanding as a result of scheduled debt amortization.

        In August 2003, we issued $360 million of Senior Secured Notes and used the net proceeds to repay and terminate all outstanding term A loans under our credit facility and all but $25 million of the outstanding term B loans and a portion of our revolving credit borrowings under our credit facility. In September 2003, we issued $70 million of the Senior Secured Notes and used the net proceeds to repay approximately $12 million of outstanding borrowings under our revolving credit facility and purchase short term investments pending completion of the Thomson acquisition. Our interest expense will be higher in future periods as a result of these financings. See "Presentation of Financial Information-Private Placement of Second Priority Senior Secured Notes and Refinancing of Credit Facility".

        Approximately $462.9 million of our total debt is at a fixed rate with the balance subject to fixed or limited interest rate fluctuations by virtue of our interest rate protection agreements (see Note 5 of the notes to our condensed consolidated financial statements). A 100 basis point increase in interest rates on our current variable rate debt would result in an increase in annual interest expense of $1.7 million.

Write-off of Deferred Financing Costs

        We recorded an expense of $11.3 million in the third quarter of 2003 to reflect the write-off of deferred financing costs related to the term loans which were repaid with the proceeds of the August senior secured notes offering and the reduction in the revolving loan commitment. See "Presentation of Financial Information-Private Placement of Second Priority Senior Secured Notes and Refinancing of Credit Facility".

Other income (expense), net

        Other expense increased $4.4 million to $0.4 million in the first nine months of 2003 from other income of $4.0 million in the first nine months of 2002. We reclassified a portion of the deferred losses related to our interest rate collar and swap agreements currently reported as a component of accumulated other comprehensive income into earnings in the third quarter of 2003 as a result of a portion of our hedge instruments becoming ineffective during the quarter. Finally, we recorded foreign exchange losses recognized during the period resulting primarily from the strengthening of the Brazilian Real against the U.S. dollar compared to foreign exchange gains recorded in the nine months ended September 30, 2002 as the Brazilian Real weakened against the U.S. dollar.

Provision (benefit) for income taxes

        Provision for income taxes increased $8.5 million in the first nine months of 2003 from an income tax benefit of $7.9 million in the first nine months of 2002. Our tax provision in the first nine months of 2003 relates to income taxes in certain foreign jurisdictions. We recorded no income tax benefit related to the net operating loss we expect to generate during 2003 because we will establish a valuation allowance to offset any related tax benefits, due to uncertainty about realization of these benefits. Our tax benefit in the first nine months of 2002 was recorded at a rate less than the applicable statutory rates primarily because we recorded a valuation allowance to offset the portion of the benefits associated with net operating losses we generated in 2002, for which realization was not likely.

Cumulative effect of accounting change

        In connection with the adoption of SFAS 142, "Goodwill and Other Intangible Assets", we recorded a goodwill impairment charge of $66.8 million, net of minority interest effect of $4.1 million, in the first quarter of 2002, attributable to an impairment of the carrying value of goodwill in our tradeshow operating segment which management believes resulted from a slow-down in the economy and its associated impact on the tradeshow business. The net charge of $66.8 million was reported as a cumulative effect of a change in accounting principle. There was no income tax effect associated with this impairment charge.

Liquidity and Capital Resources

        Our principal sources of liquidity have been, and are expected to be, cash flows from operations and borrowings under our Credit Facility. Our principal uses of cash have been, and are expected to be, the debt service requirements of our indebtedness described below, capital expenditures, investments in our publications and trade shows and strategic acquisitions.

        Debt Service.    As of September 30, 2003, we had total indebtedness of $630.9 million and approximately $44.9 million of borrowings available under our revolving credit facility. Our principal debt obligations are described below.

        Credit Facility.    Our Credit Facility consists of a $60.0 million revolving credit facility and a $25.0 million Term Loan B facility. The revolving credit facility will terminate in April 2007 and the Term Loan B matures October 11, 2008. Borrowings under the Credit Facility generally bear interest based on a margin over, at our option, the base rate or the reserve-adjusted London-interbank offered rate (LIBOR). The applicable margin for revolving credit loans vary based upon our ratio of consolidated debt to EBITDA, as defined in the Credit Facility and, is currently 3.75% over LIBOR and 2.50% over the base rate. The applicable margin for Term Loan B varies based upon the rating by S&P and Moody's of our credit facility and is currently 4.50% over LIBOR and 3.25% over the base rate. Our obligations under the Credit Facility are guaranteed by Advanstar Holdings Corp. ("Advanstar Holdings"), our ultimate parent company, Advanstar, Inc., our direct parent company, and all our existing and future domestic subsidiaries and are collateralized by substantially all of the assets of our company and the subsidiary guarantors, including a pledge of the capital stock of all our existing and future domestic subsidiaries, a pledge of 65% of the voting stock of any foreign subsidiary directly owned by our company or any domestic subsidiary, a pledge of our company's and Advanstar IH, Inc.'s (our sister company) capital stock by our parent company, and a pledge of our parent company's capital stock by Advanstar Holdings Corp. Our Credit Facility contains restrictive covenants which require us to, among other things, maintain a level of fixed charge coverage ratio (as defined in the credit facility documents) as of the end of each fiscal quarter. Although there can be no assurance, we believe, based on our anticipated performance and expected economic conditions, that we will be able to comply with the amended financial covenant contained in the credit facility throughout the remainder of 2003 and 2004.

        Second Priority Senior Secured Notes.    Our $130 million of second priority senior secured floating rate notes mature in 2008 and our $300 million of second priority senior secured fixed rate notes mature in 2010. The notes of each series are guaranteed by each of our existing and future domestic restricted subsidiaries and collateralized by second-priority liens on the assets collateralizing our credit facility (other than certain subsidiary stock and assets of our parent companies). The fixed rate notes bear interest at an annual rate of 10.75% and the floating rate notes bear interest at an annual rate equal to the three-month LIBOR, which is reset quarterly, plus 7.50%. Interest on the fixed rate notes is payable semi-annually in cash and interest on the floating rate notes, along with amortization of 0.25% of the principal of such floating rate notes, is payable quarterly in cash. The notes contain restrictive covenants that, among other things, limit our ability to incur debt, pay dividends and make investments.

        Senior Subordinated Notes.    The $160 million 12% Series B senior subordinated notes (the "Senior Subordinated Notes") mature in 2011 and are guaranteed by each of our existing and future domestic restricted subsidiaries. Interest on the Senior Subordinated Notes is payable semi-annually in cash. The Notes contain restrictive covenants that, among other things, limit our ability to incur debt, pay dividends and make investments.

        Parent company notes.    Our parent, Advanstar, Inc., issued senior discount notes due October 2011 (the "Discount Notes") with a principal amount at maturity of $171.8 million. These Discount Notes do not require cash interest payments until 2006 and contain restrictive covenants that, among other things, limit the ability of Advanstar, Inc. and its subsidiaries (including the Company) to incur debt, pay dividends and make investments. Neither we nor any of our subsidiaries guaranteed the Discount Notes. Advanstar, Inc., however, is a holding company and its ability to pay interest on these Discount Notes will be dependent upon the receipt of dividends from its subsidiaries, principally including the Company. However, terms of our borrowing arrangements significantly restrict our ability to pay dividends to Advanstar, Inc. Failure to pay the discount notes by Advanstar, Inc. would be a default under our credit agreement.

        Contractual and contingent obligations.    Our contractual obligations are as set forth below (in millions):

	Payments Due By Period
	2003 (1)	2004	2005	2006	2007	2008	After 2008	Total
Indebtedness	$0.7	$3.7	$1.3	$1.3	$14.3	$149.6	$460.0	$630.9
Interest on indebtedness (2)	18.2	68.1	66.7	64.8	64.3	60.7	104.5	447.3
Operating leases	3.0	5.8	5.4	5.0	4.8	4.7	4.5	33.2

Total Contractual Cash Obligations	$21.9	$77.6	$73.4	$71.1	$83.4	$215.0	$569.0	$1,111.4

(1)
For the period from October 1, 2003 through December 31, 2003.

(2)
Interest on the second priority floating rate notes, revolving credit facility and Term Loan B is calculated using LIBOR of 1.14%, the rate in effect on October 1, 2003. Because the floating rate notes, revolving credit facility and Term Loan B bear interest at a variable rate, actual payments could differ.

        Our contingent obligations are primarily composed of $2.6 million of letters of credit and our interest rate and foreign currency derivatives discussed more fully below in "Qualitative and Quantitative Disclosure About Market Risk."

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

        Cash flows from operating activities.    Net cash provided by operations was $20.6 million in the first nine months of 2003, derived primarily from our net loss of $16.8 million adjusted for amortization and depreciation of $39.4 million, the write-off of deferred finance costs of $11.3 million, other non-cash items totaling approximately $4.1 million, partially offset by a use of cash caused by movements in our operating assets and liabilities of $17.4 million, principally from the release of deferred revenue upon completion of our trade shows..

        Net cash provided by operations increased $9.8 million to $20.6 million in the first nine months of 2003 compared to the first nine months of 2002. This increase was principally due to a decline in our net loss of $85.5 million, adjusted by the write-off of deferred finance costs of $11.3 million, a period over period reduction in our deferred tax provision and other non-cash items of $11.1 million. This increase was partially offset by certain non-cash charges included in net income in the first nine months of 2002, primarily the goodwill impairment charge, provision for advances from our affiliated dot.com company and a period over period reduction in depreciation and amortization, of approximately $115.3 million. Cash generated from changes in our operating assets and liabilities increased $17.2 million in the first nine months of 2003 from the first nine months of 2002 due largely to the timing of payments on accounts payable and collections on accounts receivable and collections of customer deposits related to future events.

        Cash flows used in investing activities.    Net cash used in investing activities declined $15.5 million to $4.5 million in the first nine months of 2003, from $20.0 million in the first nine months of 2002. This decline was principally due to significantly decreased acquisition activity and capital expenditures.

        Capital expenditures declined $1.4 million in the first nine months of 2003 to $4.3 million compared to $5.7 million in the first nine months of 2002. We anticipate that we will spend approximately $6.8 million on capital expenditures in 2003, primarily for expenditures related to our desktop computers and management information systems. We believe that this amount of capital expenditures will be adequate to grow our business according to our business strategy and to maintain the key trade shows, publications and business of our continuing operations.

        Cash used for acquisitions for the first nine months of 2003 declined $14.1 million relative to the first nine months of 2002. Our business strategy includes the consummation of strategic acquisitions. In connection with any future acquisitions, we may require additional funding, which may be provided in the form of additional debt or equity financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms or in a manner that complies with the restrictive covenants in our debt instruments. Consistent with our longstanding strategy, we continue to pursue potential acquisitions of complementary businesses.

        On October 1, 2003, we purchased a portfolio of healthcare industry magazines and related custom service projects from Thomson, for $136 million in cash including related fees and expenses. See

"Presentation of Financial Information-Acquisitions and Joint Ventures". We are in the process of integrating the Thomson acquisition into our operations and we will incur costs related to these efforts over the next several months. These costs will be reflected in our results of operations beginning in the fourth quarter of 2003.

        Cash flows from financing activities.    Cash flows used in financing activities increased $127.1 million to $107.8 million in the first nine months of 2003 from the first nine months of 2002. This increase is due to the issuance of $360 million of the Senior Secured Notes used to repay and terminate all outstanding term A loans under our credit facility and all but $25 million of the outstanding term B loans and a portion of our revolving credit borrowings under our Credit Facility; the issuance of an additional $70 million of Senior Secured Notes used to repay $12 million of outstanding borrowings under our revolving credit facility and purchase short term investments pending completion of the Thomson acquisition and the receipt of $50.0 million in equity contributions from our parent company. Fees paid to our senior lenders for the amendment to our Credit Facility in April 2003 were $3.9 million, compared to fees paid for the amendment in March 2002 of $1.8 million. We also paid fees of $12.3 million in connection with the Senior Secured Notes offerings in August and September 2003.

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

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Instruments that fall within the scope of SFAS No. 150 must be classified as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments issued prior to June 1, 2003, SFAS No. 150 becomes effective for the Company in the third quarter of fiscal 2003. The adoption of SFAS 150 did not have a significant impact on the results of operations or financial position of the Company.

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

        Interest Rates.    At September 30, 2003, we had fixed rate debt of $462.9 million and variable rate debt of $168.0 million. The annual pre-tax earnings and cash flows impact resulting from a 100 basis point increase in interest rates on variable rate debt, holding other variables constant and excluding the impact of the hedging agreements described below, would be approximately $1.7 million per year.

        The term loans under our Credit Facility and $130.0 million of the Senior Secured Notes bear interest at a variable rate. We have previously entered into two interest rate hedge agreements to hedge our interest rate risk on these borrowings. One, with a notional amount of $150.0 million, is an interest rate collar agreement that expires in February 2004, and the other, with a notional amount of $200.0 million, is an interest rate swap agreement that expires in November 2005. Under these agreements, based on current LIBOR, the Company will be required to make payments of $1.5 million per quarter beginning in October 2003, and an additional $0.5 million per quarter beginning in December 2003, until the agreements expire, which it will account for as interest expense. A decrease in LIBOR of 100 basis points would increase the Company's interest expense on these agreements by $3.5 million per year. Approximately $125 million of the interest rate collar agreement and $70 million of our interest rate swap agreement is considered undesignated for hedging purposes. Changes in fair value of the undesignated portion of these instruments are recognized in current earnings.

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

        Our strategy for management of currency risk relies primarily on conducting our operations in a country's respective currency and may, from time to time, involve currency derivatives, primarily forward exchange contracts, to reduce our exposure to currency fluctuations. As of September 30, 2003, we had open foreign exchange derivative contracts to sell with a notional amount totaling $3.3 million, and to buy with a notional amount totaling $1.2 million. The estimated fair value of the foreign exchange contracts based upon market quotes was a net asset of approximately $0.1 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to an additional loss of approximately $0.3 million. Actual results may differ.

ITEM 4.    Controls and Procedures

        (a) Evaluation of disclosure controls and procedures.

        The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") Rules 13a-15(e) or 15d-15(e)) as of the end of the quarter ended September 30, 2003. Based on this evaluation, they concluded that the disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report is being prepared.

        (b) Changes in internal control over financial reporting.

        There were no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K
Item 6(a).	Exhibits
4.1
Indenture, dated as of August 18, 2003 among Advanstar Communications Inc., the Guarantors party thereto and the Trustee. (Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-59284) and incorporated by reference herein)
4.2
Intercreditor Agreement dated as of August 18, 2003 among Advanstar Communications Inc., Fleet National Bank, Credit Suisse First Boston and Wells Fargo Bank Minnesota N.A. (Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-109648) and incorporated by reference herein)

The Company has not filed certain debt instruments with respect to long-term debt that does not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of such instruments to the Commission upon request.
	10.1	Third Amendment to Credit Agreement, dated as of August 18, 2003 (Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-59284) and incorporated by reference herein)
	31.1	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
	31.2	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
	32.1	Certification of principal executive officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act.
	32.2	Certification of principal financial officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act.
Item6(b).	Reports on Form 8-K

The Company filed a report on Form 8-K under Items 5 and 7 on September 11, 2003 to announce the commencement of a private placement of its second priority senior secured notes and the pricing of the private placement.

The Company filed a report on Form 8-K under Items 7 and 9 on August 26, 2003 to announce its agreement to acquire a portfolio of healthcare industry-specific magazines and related custom project services from The Thomson Corporation and its subsidiaries.
The Company filed a report on Form 8-K under Item 9 on August 11, 2003 under Item 9 to provide information regarding the its participation in an auction to acquire a complementary business.
The Company filed a report on Form 8-K under Items 5 and 7 on August 5, 2003 to announce the pricing of a private placement of its second priority senior secured notes.
The Company filed a report on Form 8-K under Item 9 on August 1, 2003 under Item 9 to provide information regarding the its participation in an auction to acquire a complementary business.

The Company filed a report on Form 8-K under Items 5 and 7 on July 22, 2003 to announce its commencement of a private placement of second priority senior secured notes.

The Company filed a report on Form 8-K under Items 7, 9 and 12 on July 21, 2003 to disclose certain information related to its employment contract with its chief executive officer, certain information relating to the performance of trade shows in the first half of 2003, certain information with respect to initiatives undertaken during the recession and to furnish its earnings release for the second fiscal quarter ended June 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANSTAR COMMUNICATIONS INC.
November 14, 2003	By:	/s/ DAVID W. MONTGOMERY David W. Montgomery Vice President-Finance, Secretary and Chief Financial Officer (Principal Financial Officer and Authorized Representative of the Registrant)

Exhibit Index

Exhibit No.	Document
4.1
Indenture, dated as of August 18, 2003 among Advanstar Communications Inc., the Guarantors party thereto and the Trustee. (Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-59284) and incorporated by reference herein)
4.2
Intercreditor Agreement dated as of August 18, 2003 among Advanstar Communications Inc., Fleet National Bank, Credit Suisse First Boston and Wells Fargo Bank Minnesota N.A.(Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-109648) and incorporated by reference herein)

The Company has not filed certain debt instruments with respect to long-term debt that does not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of such instruments to the Commission upon request.
10.1	Third Amendment to Credit Agreement, dated as of August 18, 2003 (Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-59284) and incorporated by reference herein)
31.1	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification of principal executive officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act.
32.2	Certification of principal financial officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act.

QuickLinks

Advanstar Communications Inc. Condensed Consolidated Balance Sheets (In thousands, except share and per share data)
Advanstar Communications Inc. Condensed Consolidated Statements of Operations (In thousands)
Advanstar Communications Inc. Condensed Consolidated Statements of Operations (In thousands)
Advanstar Communications Inc. Condensed Consolidated Statements of Cash Flows (In thousands)
Advanstar Communications Inc. Condensed Consolidating Balance Sheets At September 30, 2003 (In thousands)
Advanstar Communications Inc. Condensed Consolidating Statements of Operations For the three months ended September 30, 2003 (In thousands)
Advanstar Communications Inc. Condensed Consolidating Statements of Operations For the nine months ended September 30, 2003 (In thousands)
Advanstar Communications Inc. Condensed Consolidating Statements of Cash Flows For the nine months ended September 30, 2003 (In thousands)
Advanstar Communications Inc. Condensed Consolidated Balance Sheets At December 31, 2002 (In thousands)
Advanstar Communications Inc. Condensed Consolidating Statements of Operations For the three months ended September 30, 2002 (In thousands)
Advanstar Communications Inc. Condensed Consolidating Statements of Operations For the nine months ended September 30, 2002 (In thousands)
Advanstar Communications Inc. Condensed Consolidated Statements of Cash Flows For the nine months ended September 30, 2002 (In thousands)
SIGNATURES
Exhibit Index