Form 10-K
period 2003-12-31
ADVANSTAR COMMUNICATIONS INC
filed 2004-03-29
CIK 1062771

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                               TO

Commission File Number 333-57201

Advanstar Communications Inc.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	59-2757389 (I.R.S. Employer Identification No.)
One Park Avenue, New York, New York (Address of principal executive offices)	10016 (Zip Code)

Registrant's telephone number, including area code: (212) 951-6600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

.

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

.

        As of June 30, 2003, none of the registrant's common stock was held by non-affiliates of the registrant.

        As of March 29, 2004, the registrant had 1,000,000 shares of common stock issued and outstanding.

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

        In particular:

  •
  Industry overview: Except where otherwise specifically referenced, we have based our discussion of the B-to-B communications industry on publications by Veronis Suhler Stevenson and reports and studies by the B-to-B trade association, American Business Media.

  •
  Trade Shows: We rank our trade shows against the trade shows of our competitors based on an internally conducted analysis of net square footage of exhibition space. This data is typically reported by trade show organizers and published in the Tradeshow Week Quarterly Report, a quarterly publication that lists trade shows grouped by show date. We include both direct and indirect competitors in such comparisons. Direct competitors are the trade shows within the same industrial classification code and geographic region as our trade shows, although we only include trade shows within the same industrial classification code that are within the same subcategory, as defined by us, as our trade shows. For example, we only include women's apparel shows in providing data about our women's apparel trade shows, although the relevant industrial classification code covers all apparel shows. Direct competitors are also determined in some cases by the time of the year during which a trade show is held. Indirect competitors are subjectively determined by us on a case-by-case basis. These indirect competitors include: (1) broad-based trade shows we know from prior experience that display, among other products, products displayed at our trade shows and (2) trade shows identified by our current exhibitors as other trade shows in which they participate. In determining our market position in comparison to these broad-based shows, we compare the square footage of our show against the estimated square footage of that broad-based show allocated to the products that are of the same type as those displayed in our trade show. Some of our trade shows have insignificant or no direct competition.

  •
  Trade Publications: We utilize the industry-standard method of ranking our publications against competitors' publications based on the number of advertising pages as determined, except where otherwise specifically referenced, by Inquiry Management Systems Ltd. and PERQ, independent vendors. For purposes of these rankings, we have defined our markets narrowly as the niche of businesses or professionals at which a publication is specifically targeted.

General

        We are a leading worldwide provider of integrated, B-to-B, marketing communications products and services for specific industry sectors, principally through trade shows and conferences and through controlled circulation trade, business and professional magazines. We also provide a broad range of other marketing services products, including classified advertising, direct mail services, reprints, database marketing, directories, guides and reference books. We are one of the largest U.S. trade show operators based on the number of trade shows and total square footage in 2003 and the second largest B-to-B trade publishers in the United States as measured by advertising pages in 2003. In 2003, most of our trade shows and stand-alone conferences were among the leading events in their respective markets based on square footage. For the year ended December 31, 2003, 68% of our 69 magazines and journals for which competitive data is available ranked either #1 or #2 in their respective markets, based on number of advertising pages. We had approximately 1,400 employees as of December 31, 2003 in 20 U.S. offices and 6 international locations in Europe, Latin America and Asia.

Industry Overview

        B-to-B communications companies provide marketing solutions for our customers through trade shows and conferences, trade publications, ancillary marketing services and through Internet applications. According to the July 2003 Veronis Suhler Stevenson Communications Industry Forecast, total spending on B-to-B communications, including magazines and trade shows, declined for the second consecutive year in 2002 at a rate of 8.7% to $19.2 billion. Total B-to-B spending was virtually flat on a compound annual basis from 1997 to 2002, largely because of the two-year B-to-B media recession that took place in 2001 and 2002.

        According to Veronis Suhler Stevenson, total spending on U.S. trade shows and conferences amounted to $8 billion in 2002, a decline of 1.2% from 2001 following a 3.2% contraction from 2000 as a result of a sluggish economy, corporate profit declines and steep cutbacks in Company travel. As measured by Tradeshow Week, 2003 saw an increase in attendance and the number of exhibiting companies of 3.6% and 0.6%, respectively, though there was a slight decline of 0.4% in net square footage. Results improved in the fourth quarter due to renewed confidence in air travel.

        The U.S. B-to-B publishing industry generated revenue of $11.2 billion in 2002 according to Veronis Suhler Stevenson, with a CAGR of 1.2% from 1997 to 2002. Spending in 4 of the 5 largest ad categories fell at double digit rates for 2002 led by a 27.8% plunge in tech advertising. A slow recovery appeared to be taking place in the B-to-B media industry at the end of 2002 and the through the first quarter of 2003. Industry-wide advertising pages, as measured by the Business Information Network, declined 3.2% in 2003 from 2002 levels following a 15.0% decline in 2002 from 2001 levels. Veronis

Suhler Stevenson is forecasting that total spending on business-to-business media will grow at a compound annual growth rate of 4.8% from 2002 to 2007.

        Our results during 2003 reflect the unevenness and sporadic nature of economic recovery in the United States across the multiple industry sectors in which our customers operate. However, we believe that our balanced portfolio between trade shows and publications and our diversification across many industry sectors mitigates the overall impact of the tentative nature of the economic recovery and reduces our exposure to the potential volatility of any one sector.

Trade Shows

        Trade shows are an important B-to-B sales, marketing and educational medium in the global economy, seen among corporate marketers as a highly cost-effective marketing tool. Trade shows provide an opportunity for industry participants to conduct face-to-face selling efforts, transact business and receive product information from exhibits, conferences, workshops and other forums. Trade show attendees include executives, manufacturers and operating management, sales and marketing personnel, industry analysts, middle-level managers and other industry professionals. The economic slowdown in 2001 and 2002 and the events of September 11, 2001 had a significant short term impact on trade show attendance and exhibitor participation. Concern over travel and future economic uncertainty impacted our customers' marketing and travel decisions. However, we believe that trade show participation and attendance will fundamentally be driven by the economic recovery of that event's particular industry and our customers' view of future general economic developments.

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

        As reported by the December 2003 American Business Media report, the current downturn in marketing and advertising has had the most significant impact on the telecom, computers, software, travel and manufacturing sectors. Advertising pages in these sectors decreased 22%, 17%, 15%, 12% and 10%, respectively, in 2003 from 2002 levels.

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

Trade Shows and Conferences

        As of December 31, 2003, we owned and managed 60 trade shows and 12 standalone conferences for business, professional and consumer audiences worldwide, most of which were among the leading events in their respective markets based on square footage. Six of our largest trade shows are listed in the April 2003 issue of Tradeshow Week 200's list of the top 200 trade shows as measured by total square footage. These inclued MAGIC Fall, MAGIC Spring, International Powersports Dealer Expo, AIIM Conference and Expo, International Beauty Show New York and Licensing International. Additionally, we own Telexpo, which we believe is the largest telecommunications trade show in Latin America. Collectively, these seven trade shows represented 2.5 million of the 4.7 million total square footage of all our trade shows for the year ended December 31, 2003.

        Our trade show revenue is derived primarily from the sale of trade show floor space to exhibitors, show-specific advertising, sponsorships and conferences. Trade show revenue accounted for approximately 54%, 52% and 48% of our revenue in 2001, 2002 and 2003, respectively.

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

        The advantages of trade shows to exhibitors and attendees are summarized below:

Advantages to Exhibitor		Advantages to Attendee
•	conduct sales more efficiently than in the field;	•	receive overview of market and emerging trends;
•	position product and company in target industry;	•	network with industry participants;
•	communicate vision;	•	identify and work with new vendors; and
•	service existing customers;	•	source new products.
•	open new accounts; and
•	introduce new products.

Trade Publications

        We are the second largest B-to-B trade publisher in the United States as measured by advertising pages in 2003. As of December 31, 2003, we published 78 specialized business magazines and professional journals and 22 directories and other publications. Of our 69 magazines and journals for which competitive data is available, 68% ranked either #1 or #2 in their respective markets, based on the number of advertising pages in the year ended December 31, 2003.

        Our publications are generally distributed free-of-charge to qualified professional recipients and generate revenues predominantly from advertising. Trade publications revenue accounted for approximately 41%, 43% and 47% of our total revenue in 2001, 2002 and 2003, respectively. Our largest publications include Travel Agent, Medical Economics, Pharmaceutical Technology, Drug Topics, American Salon, Dental Products Report, Video Store, Automotive Body Repair News and Motor Age which collectively represented 27% of total advertising pages of all our publications for the year ended December 31, 2003.

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

        The advantages of trade publications to advertisers and readers are summarized below:

Advantages to Advertiser		Advantages to Reader
•	cost effective;	•	relevant, industry specific information;
•	highly targeted audience of qualified readers;	•	promotion of industry stewardship;
•	focused medium; attractive means to introduce new	•	keep up with peers in the industry; and
	products;	•	interactive follow-up system in print and/or
•	audited, controlled circulation; and		electronically.
•	editorial 100% focused on target market.

Marketing Services

        We provide a comprehensive set of marketing communications products, services and support geared to a variety of industries' marketing and customer needs. These services include direct mail and database marketing programs, reprint services, reference books and other services to facilitate our clients' B-to-B marketing and communications programs. These services are incremental to trade shows and publications and allow our customers to fill in their marketing plans.

        Marketing services are centrally managed, thus allowing our executives to dedicate their activities to high value sales. In addition, our central telesales and product management provide professional skills to these specialized product offerings. Marketing services revenue accounted for approximately 5% of our revenue in each of 2001, 2002 and 2003.

Internet

        In addition to our three product segments, we work with Advanstar.com, a subsidiary of our parent, to use Internet based products and services to complement our delivery of trade show, publishing and marketing services products to our customers. We use the Internet as a cost-effective method of developing qualifying magazine circulation and to register trade show and conference attendees. See Item 13. "Certain Relationships and Related Party Transactions-Relationship with Advanstar.com."

Industry Sectors

        We also operate our business by targeting a number of industry sectors in North America, Latin America, Europe and Asia through certain niche markets grouped together in five core clusters. For financial information relating to Advanstar's operations by geographic area see Note 11 to our consolidated financial statements for the year ended December 31, 2003. In addition to our five core clusters, we have grouped the industry sectors in which we provide products and services but do not have a significant industry presence into a "Portfolio" cluster. We believe that by focusing on industries in addition to product segments, we better identify the broad array of our customers' B-to-B marketing communications needs which our products and services can meet. In addition, we believe our industry focus allows us to cross-sell our products and services effectively and to capture a larger share of our customers' marketing budgets. In each of our niche markets, many of the same customers advertise in our publications, exhibit at our trade shows and use our marketing services to reach their buyers. We have expanded our trade show, conference and publication offerings within each cluster through new product introductions and strategic acquisitions, which we believe maximize our existing marketing and customer service infrastructure and industry expertise.

        The following chart displays our cluster-based integrated revenue model:

Business Strategy

        Our objective is to increase profitability by solidifying our position as a leading provider of comprehensive one stop B-to-B marketing communications products and services in selected industries. In order to achieve this objective, we operate our business based on the following strategies:

  Operate Leading Trade Shows and Publish Leading Magazines in Attractive Niche Markets

        We focus on owning and managing businesses that are the leading sources of information for businesses and professionals in specific niches. We believe that our trade shows and trade publications serve as unique forums for B-to-B communications and provide substantial value to industry participants. Niche markets are often attractive publishing and trade show opportunities because of the difficulty in reaching industry leaders through general interest publications or broad based expositions. Of our 69 magazines and journals for which competitive data is available, 68% ranked either #1 or #2 in their respective niche markets in the year ended December 31, 2003. Most of our trade shows and conferences also were among the leading events in their respective markets based upon total square footage.

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

  •
  identification and introduction of international extensions of successful U.S. based products; and

  •
  identification of fill-in acquisition and joint venture opportunities based on continuing interaction within the market.

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

  Launch New Products and Services Within Existing Industry Sectors

        We have successfully developed new products within existing industry sectors and will continue to make strategic new product introductions. In 2003, we launched eight magazines and 11 trade shows in existing industry sectors to fill in our product portfolio. Our launches are generally line extensions or regional expansions of existing product concepts, and, as a result, such product launches generally require less capital investment and are less risky than major new product introductions.

  Identify and Consummate Strategic Acquisitions

        As we expand further into our existing industry sectors, we explore strategic acquisitions and joint ventures designed to maintain and achieve market leading positions in particular niche markets. We believe we enhance the value of acquired businesses by (1) integrating acquisitions and joint ventures into our efficient infrastructure, (2) applying our industry experience and (3) cross-selling new products and services to increase our visibility in a given market. From May 31, 1996 to December 31, 2003, we completed 37 acquisitions and joint ventures. In 2002, we completed four acquisitions in the automotive, imaging, healthcare, and beauty markets. On October 1, 2003, we acquired the healthcare industry-specific magazines and related custom project business from The Thomson Corporation and its subsidiaries for $136 million in cash. See Item 5. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Presentation of Financial Information-Acquisitions and Joint Ventures." Consistent with our strategy since 1996, we are engaged in ongoing evaluations of potential acquisitions of complementary businesses.

Industry Sectors

        The following is a summary of our products and services by industry sector.

  Fashion

        Our Fashion group serves the men's, women's and children's industries. In 2003, we operated in these industry sectors through 14 trade shows. Four trade shows held concurrently in Las Vegas twice annually constitute the foundation of our apparel market position:

  •
  MAGIC, the world's largest and most widely recognized trade show for the men's apparel industry;

  •
  WWDMAGIC, which we believe is one of the largest women's apparel trade shows in the United States;

  •
  MAGICKids, which we believe is one of the largest children's apparel shows in the United States; and

  •
  The Edge, a showcase for cutting edge trends in men's, women's and unisex fashions.

        The following table sets forth information relating to trade shows in our Fashion group in the year ended December 31, 2003. We currently have no publications in this group.

  Fashion Events

	Exhibitions (1)
Sector	Number	2003 Net Square Footage
Mens (includes Edge)	4	1,196,396
Womens	5	600,400
Kids	2	73,824
Fabric	3	80,370

(1)
Excludes conferences.

  Specialty Retail

        We served the Specialty Retail sector through 26 trade shows and 12 publications for the year ended December 31, 2003. This group includes the art, beauty, entertainment/marketing and motor vehicles sectors.

        Key trade shows and publications include:

  •
  International Powersports Dealer Expo, the largest aftermarket accessories trade show in the United States targeted at powersports dealers, the 13 city tour of consumer International Motorcycle shows and Dealernews, the #1 magazine targeted at retailers in the powersports market;

  •
  Licensing International, which we believe is one of the largest trade shows worldwide for the merchandise licensing industry, and License!, the #1 publication for the licensing industry;

  •
  IBS New York, the largest trade show and educational event on the East Coast for the beauty salon market, American Salon, the #1 publication for the professional beauty and hair care industry;

  •
  Artexpo New York, the largest mid-market art trade show in the United States, and Art Business News, a publication for gallery and framing professionals; and

  •
  Aftermarket Business, the #1 aftermarket book in the United States and three other automotive magazines in the United States, which provide Advanstar an important position in the automotive parts, supplies and services publishing market.

        The following table sets forth information relating to trade shows and magazines in our Specialty Retail cluster in the year ended December 31, 2003:

  Specialty Retail Events and Magazines

	Exhibitions (1)		Magazines (2)
Sector	Number	2003 Net Square Footage	Number	2003 Ad Pages	Number of our magazines ranked #1 or #2 (3)
Art	3	186,216	2	935	0 of 1
Beauty	2	173,810	2	2,353	2 of 2
Entertainment/Marketing	5	276,904	4	1,932	2 of 3
Motor Vehicle	16	1,275,388	4	3,651	4 of 4

(1)
Excludes conferences.

(2)
Excludes directories.

(3)
Ranking based only on measured magazines for the year ended December 31, 2003.

        On March 12, 2004, we sold our portfolio of art industry-specific trade shows and magazines for a total sales price of $19.5 million in cash, subject to a working capital adjustment. In total, the portfolio includes three trade shows, with 186,216 aggregate square feet in 2003, and two publications, with 935 aggregate advertising pages in 2003. Total revenue and contribution margin for the Art group in 2003 was $10.7 million and $2.8 million, respectively.

  Healthcare, Science & Pharmaceutical

        We serve the Healthcare, Science & Pharmaceutical sector by providing marketing products and services to these three related sectors with 6 trade shows and 38 publications for the year ended December 31, 2003. We serve the healthcare sector in both primary and specialized care areas, such as geriatrics, dermatology, ophthalmology and veterinary medicine; the science sector in areas such as spectroscopy and liquid and gas chromatography; and the pharmaceutical sector in areas such as research and development, manufacturing, testing and marketing.

        On October 1, 2003, we acquired a portfolio of healthcare industry-specific magazines and related custom project services from The Thomson Corporation and its subsidiaries for $136 million in cash. These Thomson healthcare publications and custom project services are targeted at primary and specialty healthcare segments as well as nursing, pharmacy, dental and veterinary professionals. Specifically, the portfolio is composed of three groups: Medical Economics Communications Group, Dental Products Report Group and Veterinary Healthcare Communications Group. In total, the portfolio includes 15 magazines, one veterinary tradeshow and conference, and a significant special projects group, which includes custom projects, symposia, and continuing medical education (CME) programs, which are produced in multiple media formats (print, audio, CD, live events, and on the Internet). Out of the 15 publications, 7 are ranked either #1 or #2 in their fields based on the number of advertising pages in the year ended December 31, 2003.

        Key trade shows, conferences and publications include:

  •
  Medical Economics, one of the flagship publications serving physicians in the United States since its launch in 1923, which informs physicians about the business side of medicine and all the non-clinical issues associated with running a private, office-based practice;

  •
  Pharmaceutical Technology, the #1 publication targeted at pharmaceutical scientists, engineers and operation managers, and Pharmaceutical Executive, the #1 magazine for pharmaceutical company product managers and marketing professionals;

  •
  LCGC and LCGC Europe, the #1 magazines in the United States and Europe in liquid and gas chromatography;

  •
  DVM, The News Magazine of Veterinary Medicine, and Veterinary Economics the #1 and #2 magazine for veterinarians;

  •
  Geriatrics, the #2 magazine for the geriatrics segment of the primary care market, Formulary, the #1 magazine for the drug selection market;

  •
  Abilities Expos, which we believe is one of the largest consumer-oriented events targeting individuals with disabilities;

  •
  Dental Products Report, the #1 publication serving the information needs of dentists since 1967, which focuses on new products being introduced to the dental profession and features editorial content on techniques and product usage, trends in general and specialty dentistry, infection control and practice safety, new technologies, and cosmetic and restorative dentistry; and

  •
  Veterinary Economics, which is a leading source of practice management and business information for veterinarians in all private practice types-companion-animal, food animal, equine, exotic animal and mixed practice. Veterinary Economics and Veterinary Medicine will join our DVM Newsmagazine to give us a comprehensive combination of news, practice management and clinical publications.

        Since closing the acquisition we have integrated the Medical Economics Communications group of publications and projects with our existing portfolio of healthcare publications and projects into an expanded healthcare portfolio.

        The following table sets forth information relating to trade shows and magazines in our Healthcare, Science & Pharmaceutical group in the year ended December 31, 2003, including the portfolio of assets we acquired from The Thomson Corporation and its subsidiaries in October, 2003:

  Healthcare, Science & Pharmaceutical Events and Magazines

	Exhibitions (1)		Magazines (2)
Sector	Number	2003 Net Square Footage	Number	2003 Ad Pages	Number of our magazines ranked #1 or #2 (3)
Healthcare	6	137,100	26	12,859	12 of 24
Pharmaceutical	—	N/A	7	4,066	5 of 7
Science	—	N/A	5	2,082	2 of 4

(1)
Excludes conferences.

(2)
Excludes directories.

(3)
Ranking based only on measured magazines for the year ended December 31, 2003.

  Information Technology & Communications

        Our Information Technology & Communications group serves the information technology, telecommunications, manufacturing technology and call center industries. For the year ended December 31, 2003, we operated in these industry sectors through 13 trade shows and 10 publications. We are a very specialized niche company in the information technology market with focused events in data storage, digital printing and digital media. We have a strong worldwide presence in trade shows and magazines serving the telecommunications industry. We also serve markets for teleconferencing, web-based collaboration and e-learning, and call centers.

        Key trade shows, conferences and publications include:

  •
  AIIM, the largest U.S. trade show focused on document management and enterprise content management;

  •
  On Demand Digital Printing & Publishing Conference and Expo, which we believe is one of the largest trade shows and conferences for the digital print and publishing market;

  •
  Incoming Call Center Management Conference & Exhibition and Call Center Conference & Exhibition, trade shows and conferences for call center managers focused on management tools and technology in the call center market;

  •
  Telexpo, which we believe is one of the largest telecom trade shows and conferences in Latin America, held in São Paulo with over 55,000 attendees and 290 exhibitors;

  •
  Frontline Solution Magazine and FLS Supply Chain Week Expo, for the automatic data capture, identification, tracking systems and supply chain integration market;

  •
  Sensors, the #1 U.S. magazine for engineers focused on the expanding use of sensors in industrial and consumer products, and Sensors Expos, which we believe is one of the leading trade shows serving the sensors market; and

  •
  a global grouping of leading telecom magazines, including America's Network, Telecom Asia, Wireless Asia, and RNT(Brazil).

        The following table sets forth information relating to magazines in our Information Technology & Communications cluster in the year ended December 31, 2003:

  Information Technology & Communications Events and Magazines

	Exhibitions (1)		Magazines (2)
Sector	Number	2003 Net Square Footage	Number	2003 Ad Pages	Number of our magazines ranked #1 or #2 (3)
Call Center/CRM	5	106,005	—	—	N/A
Collaborate/e-learning	1	22,500	1	52	0 of 1
Information Technology	6	290,404	5	1,172	3 of 4
Telecommunications	1	211,552	4	567	3 of 4

(1)
Excludes conferences.

(2)
Excludes directories.

(3)
Ranking based only on measured magazines for the year ended December 31, 2003.

  Travel & Hospitality

        We served the travel and hospitality sector through one trade show and six publications in the year ended December 31, 2003. Our publications for the travel and hospitality sector provide a strong foundation to launch related trade shows and services as well as to develop custom-publishing products.

        Selected publications include:

  •
  Travel Agent, the second largest U.S. magazine as measured by Ad Age, and #1 trade periodical for the travel industry;

  •
  Hotel & Motel Management, the #1 publication for the hospitality management market; and

  •
  Premier Hotels and Resorts, the #1 directory of 4 and 5 star hotel and resort properties.

        The following table sets forth information relating to trade shows and magazines in our Travel & Hospitality cluster in the year ended December 31, 2003:

  Travel & Hospitality Events and Magazines

	Exhibitions(1)		Magazines(2)
Sector	Number	2003 Net Square Footage	Number	2003 Ad Pages	Number of our magazines ranked #1 or #2(3)
Travel	1	62,300	5	3,696	2 of 3
Hospitality	—	N/A	1	908	1 of 1

(1)
Excludes conferences.

(2)
Excludes directories.

(3)
Ranking based only on measured magazines for the year ended December 31, 2003.

  Portfolio

        We group the balance of our products and services into a Portfolio group charged with maximizing revenue and cash flow opportunities from these disparate properties. The Portfolio cluster addresses large and attractive market sectors in which we provide selected products and services but do not have a significant presence. Markets currently served include energy, geospatial, landscaping/pest control, mining, paper, post production and roofing sectors. We deliver our B-to-B marketing communications products and services to our customers in these industry sectors through 12 publications.

        The following table sets forth information relating to magazines in our Portfolio cluster in the year ended December 31, 2003:

Portfolio Events and Magazines

	Magazines(2)
Sector	Number	2003 Ad Pages	Number of our magazines ranked #1 or #2(3)
Energy	1	363	1 of 1
GeoSpatial	3	603	2 of 2
Landscape / Pest Control	3	1,784	3 of 3
Mining	1	559	1 of 1
Paper	2	870	2 of 2
Post production	1	484	1 of 1
Roofing	1	387	1 of 1

(1)
Excludes conferences.

(2)
Excludes directories.

(3)
Ranking based only on measured magazines for the year ended December 31, 2003.

Company Operations

  Trade Shows

        The sales cycle for a future trade show typically begins shortly before the current show. Pricing information, preliminary floor plans and exhibitor promotion for the future show are mailed in advance of the current show so that selling for the future show can begin at the current show. Typically, this "upfront" selling includes floor space reservations with exhibitors executing a contract and making deposits for the future show. At many of our trade shows, reservations for a large portion of exhibit space for the next event is reserved by the end of the current event. The sales cycle continues with selling to new exhibitors and collecting the balance of payments due. In general, we require exhibitor payments in full prior to a trade show as a condition to participation.

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

        Event promotion is primarily undertaken through direct mail, trade advertising and direct contact. In those industry sectors for which we also have complementary publications, our publications play a key role in event promotion by providing lists from circulation files and editorial coverage for the upcoming show. Other industry magazines may also be involved, as the goal of any event is to represent the entire industry or market. The "show issue" of an industry magazine for a related event is often the biggest issue of the year, as the advertisers want to reinforce their show presence.

        In operating trade shows and conferences, we function in a capacity similar to a general contractor. Through our central trade show and conference operations, we select and manage venues, hotels, and vendors for set-up, registration, travel and housing, audio-visual services and other services. In many cases, venue and hotel reservations are made several years in advance, particularly for primary markets such as New York, Chicago, Las Vegas, Los Angeles and San Francisco. While the production of a show may involve hundreds of workers, most workers are employees of our subcontractor vendors. We employ very few of the workers on-site.

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

        We attract readership and improve the effectiveness of our advertising by maintaining and continuously improving the quality of the editorial content of our publications. Recipients of our publications are targeted through market research designed to determine the market coverage and purchasing authority desired by prospective advertisers. Based on existing and acquired mail lists, the targeted recipient is then solicited through promotions offering free subscriptions to the relevant publications. High-quality circulation is achieved when a high percentage of the circulation list is recently qualified, within one or two years, and the publication is delivered at the direct request of the recipient. Recipients are qualified and re-qualified on a regular basis through qualification cards included in the publication, various direct mail methods and the Internet.

        Our advertising sales and editorial functions are dispersed throughout North America, Asia, Europe and Brazil. Advertising sales are predominantly conducted by our dedicated sales force. Editorial content for our publications is either staff-written, contributed or purchased from freelance writers and industry or professional participants in selected markets.

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

Diverse Customer Base

        Our customer base has provided us with stable and diverse sources of revenue and cash flow as well as an established foundation from which to further penetrate existing markets and to develop new markets. We benefit from:

  •
  A high level of revenue diversification, primarily as a result of our business presence in 20 different industry sectors consisting of over 25,600 advertisers and exhibitors, none of which represented more than 3% of our revenues in 2003. This industry diversity helps to mitigate our exposure to economic volatility in particular industries or geographic markets;

  •
  A strong balance of revenue, with 48% of our revenues coming from trade shows, 47% from publishing and 5% from marketing services in 2003; and

  •
  Modest exposure to currency fluctuations with approximately 7% of our revenues generated from international markets in 2003, reduced to 6% after taking into account our sale of certain of our U.K. based properties on December 31, 2003.

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

Environmental Matters

        We are subject to various foreign, federal, state and local environmental protection and health and safety laws and regulations. Accordingly, we incur and will continue to incur some costs to comply with these laws and regulations. We own or lease real property, and some environmental laws hold current or previous owners or operators of businesses and real property liable for contamination on, under, or from that property, even if they did not know of and were not responsible for the contamination. In addition, some environmental laws hold companies liable for the cleanup of landfills or other sites to which they may have sent waste. Based on available information, we do not believe we are responsible or liable for any such environmental contamination and we do not currently anticipate that the costs of complying with environmental laws and regulations will materially adversely affect us. However, we cannot ensure that we will not incur material costs or liabilities in the future, due to the discovery of new facts or conditions, releases of hazardous materials, or a change in environmental laws and regulations.

Employees

        As of December 31, 2003, we had approximately 1,400 full-time equivalent employees. Of these, approximately 140 employees were located in Europe, Brazil and Asia with the balance based in the United States. None of our U.S. employees are represented by a labor union. We consider our relationships with our employees to be good.

Financial Information about Geographic Areas

        Financial information relating to our operations by geographic area is set forth in Note 11 to our consolidated financial statements included in this annual report on Form 10-K.

Item 2.—PROPERTIES

Properties

        We have executive, marketing, sales and editorial offices in several cities in the United States, including Boston, Massachusetts; Chicago and Northfield, Illinois; Cleveland, Ohio; Iselin, New Jersey and Montvale, New Jersey; Peterborough, New Hampshire; Milford, Connecticut; New York City, New York; Santa Ana and Woodland Hills, California; and Lenexa, Kansas. In addition, we have offices in São Paulo, Brazil; Hong Kong, China; Essen, Germany; and Chester and London, United Kingdom. Our finance, trade show registration, call center, circulation, fulfillment, production and other necessary operational support facilities in the United States are located in Duluth, Minnesota.

        We generally lease our offices from third parties. However, we own our offices in Duluth and Cleveland although we have granted mortgages on the Cleveland property to the lenders under our credit facility and, on a second priority basis, for the benefit of the holders of the second priority senior secured notes. We believe that our properties are in good operating condition and that suitable additional or alternative space will be available on commercially reasonable terms for future expansion.

Item 3.—LEGAL PROCEEDINGS

        We are not a party to any legal proceedings other than ordinary course, routine litigation which is not material to our business, financial condition or results of operations.

Item 4.—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5.—MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        There is no established public trading market for the registrant's common equity.

Item 6.—SELECTED FINANCIAL DATA

        The following table presents selected consolidated financial data for Advanstar and its predecessor for each of the periods indicated. The selected historical consolidated financial data for Advanstar's predecessor for the year ended December 31, 1999 and for the period January 1, 2000 through October 11, 2000 has been derived from the audited consolidated financial statements and notes thereto of the predecessor for those periods, which are not included herein. The consolidated balance sheet data as of December 31, 2000 and December 31, 2001 and the selected historical consolidated financial data for Advanstar for the period October 12, 2000 through December 31, 2000 have been derived from the audited consolidated financial statements and the notes thereto of Advanstar which are not included herein. The selected consolidated financial data for Advanstar for the years ended December 31, 2001, 2002 and 2003 have been derived from Advanstar's audited financial statements and the notes thereto included herein. The combined financial data for the combined year ended December 31, 2000 has been derived from the audited consolidated financial statements and notes thereto of the predecessor and Advanstar but has not been audited and does not comply with generally accepted accounting principles. The selected historical consolidated financial data should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of

Operations" and the consolidated financial statements and notes thereto included elsewhere in this annual report.

	Advanstar					Predecessor
	2003	Year Ended December 31, 2002	2001	Combined 2000	For the period from October 12, 2000 through December 31, 2000	For the period from January 1, 2000 through October 11, 2000	Year Ended December 31, 1999
				(unaudited)
	(dollars in thousands)					(dollars in thousands)
Income Statement Data:
Revenue	$323,673	$307,183	$346,997	$377,479	$63,434	$314,045	$328,372
Cost of production and selling	201,857	187,683	219,992	240,977	49,339	191,638	211,511
General and administrative expenses	34,555	35,027	35,697	40,721	7,740	32,981	33,196
Stock option compensation expense (benefit)(1)	—	—	—	(2,485)	—	(2,485)	3,925
Restructuring charge(2)	2,692	—	—	—	—	—	—
Funding of affiliated dot.com company operations	1,121	39,587	—	—	—	—	—
Depreciation and amortization(3)	56,603	69,132	94,261	55,400	15,747	39,653	53,258

Operating income (loss)	26,845	(24,246)	(2,953)	42,866	(9,392)	52,258	26,482
Other income (expense):
Interest expense	(58,103)	(51,211)	(55,499)	(51,926)	(13,765)	(38,161)	(39,888)
Write-off of deferred financing costs	(11,324)	—	(4,038)	—	—	—	—
Other income (expense), net	486	2,931	788	(2,179)	215	(2,394)	(198)

Income (loss) before income taxes, minority interests and cumulative effect of accounting change	(42,096)	(72,526)	(61,702)	(11,239)	(22,942)	11,703	(13,604)
Provision (benefit) for income taxes	6,725	(15,478)	(12,648)	6,418	(4,772)	11,190	(11,431)
Minority interests	(627)	(474)	(156)	(878)	125	(1,003)	1,588

Income (loss) before cumulative effect of accounting change	(49,448)	(57,522)	(49,210)	(18,535)	(18,045)	(490)	(585)

Cumulative effect of accounting change, net of tax and minority interests	—	(66,817)	(552)	—	—	—	—

Net income (loss)	$(49,448)	$(124,339)	$(49,762)	$(18,535)	$(18,045)	$(490)	$(585)

Cash flows provided by (used in):
Operating activities	$45,848	$24,275	$41,813	$36,273	$(3,675)	$39,948	$53,520
Investing activities	(145,333)	(31,155)	(41,733)	(51,945)	(22,395)	(29,550)	(150,902)
Financing activities	110,236	(15,388)	24,774	(17,978)	—	(17,978)	94,904
Balance sheet data (at end of period):
Cash and cash equivalents	$29,274	$18,930	$44,636		$17,675		$11,237
Working capital(4)	(78,351)	(69,536)	(79,498)		(62,568)		(53,479)
Total assets	985,085	866,026	1,000,779		1,028,377		781,581
Total debt	626,069	557,700	570,000		565,000		523,154
Total stockholder's equity	209,296	186,153	276,386		335,461		132,961
Other Data:
Capital expenditures	$7,608	$7,216	$7,935	$11,882			$9,722
Ratio of earnings to fixed charges (5)	—	—	—	—	—	1.3	—

(1)
We account for stock-based compensation using the intrinsic value method. As a result, for options that do not have fixed terms, we measure compensation cost as the difference between the exercise price of the options and the fair value of the shares underlying the options at the end of the period. Our results for the period January 1, 2000 through October 11, 2000 were favorably impacted by compensation benefits due to a decrease in the fair value of the shares underlying the options. Because we no longer maintain the variable plan that resulted in compensation cost (benefit) and we intend to issue options with fixed terms, we will no longer expect to recognize compensation expense or benefit in future periods unless changes in GAAP require otherwise.

(2)
In September 2003, we consolidated our midtown New York leased office space from two floors to one and sublet the excess space. These actions resulted in a third quarter restructuring charge of approximately $2.1 million. In December 2003, we consolidated our Chester, U.K. leased office space and vacated two of our four floors, resulting in a fourth quarter charge of approximately $0.6 million. These activities included a charge for the present value of future rental payments, net of sublease income, of $2.3 million, and other relocation costs and expenses of $0.4 million. We will continue to pay facility lease costs, net of sublease income, associated with the previously used facilities through august 2015.

(3)
Upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," we discontinued the amortization of goodwill beginning January 1, 2002. The following table reflects a reconciliation of loss from continuing operations adjusted for the exclusion of goodwill amortization, net of tax:

	Advanstar					Predecessor
	2003	Year Ended December 31, 2002	2001	Combined 2000	For the period from October 12, 2000 through December 31, 2000	For the period from January 1, 2000 through October 11, 2000	Year Ended December 31, 1999
				(unaudited)
	(dollars in thousands)					(dollars in thousands)
Reported income (loss) before cumulative effect of accounting change	$(49,448)	$(57,522)	$(49,210)	$(18,535)	$(18,045)	$(490)	$(585)
Add: goodwill amortization, net of tax	—	—	22,738	22,758	7,308	15,450	22,140

Adjusted income (loss) before cumulative effect of accounting change	$(49,448)	$(57,522)	$(26,472)	$4,223	$(10,737)	$14,960	$21,555

Reported net income (loss)	$(49,448)	$(124,339)	$(49,762)	$(18,535)	$(18,045)	$(490)	$(585)
Add: goodwill amortization, net of tax	—	—	22,738	22,758	7,308	15,450	22,140

Adjusted net income (loss)	$(49,448)	$(124,339)	$(27,024)	$4,223	$(10,737)	$14,960	$21,555

(4)
Working capital is defined as current assets, excluding cash, of $47.7 million, $48.7 million, $35.9 million, $34.0 million, and $45.3 million in each period ending December 31, 1999, 2000, 2001, 2002 and 2003, less current liabilities, excluding the current portion of long-term debt of approximately $101.2 million, $111.3 million, $115.4 million, $103.5 million and $123.7 million in each period ending December 31, 1999, 2000, 2001, 2002 and 2003.

(5)
For purposes of determining the ratio of earnings to fixed charges, earnings are defined as pretax income from continuing operations plus fixed charges, and fixed charges consist of interest expense and one-third of rental expense, which is considered by management to be representative of the interest component of rental expense. Earnings were insufficient to cover fixed charges in the years ended December 31, 1999, 2000, 2001, 2002 and 2003 by $12.0 million, $12.1 million, $61.9 million, $73.0 million and $42.7 million, respectively.

Item 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

        We are a worldwide provider of integrated B-to-B marketing communications products and services for targeted industry sectors, principally through trade shows and conferences and through controlled circulation trade, business and professional magazines. We also provide a broad range of other marketing services products, including classified advertising, direct mail services, reprints, database marketing, guides, and reference books.

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

        Trade shows and conferences accounted for approximately 48%, 52% and 54% of total revenue in 2003, 2002 and 2001, respectively. Trade publications accounted for approximately 47%, 43% and 41% of total revenue in 2002, 2001 and 2000, respectively, while marketing services accounted for approximately 5% of total revenue in 2003, 2002 and 2001, respectively. As a result of our recent acquisition of healthcare publications, we expect publication revenue to increase as a percentage of total revenue. Our revenue reaches its highest levels during the first and third quarters of each year due to the timing of our MAGIC trade shows and our other large trade shows and conferences. Because trade shows and conferences revenue is recognized when a particular event is held, we may experience fluctuations in quarterly revenue based on the movement of annual trade show dates from one quarter to another.

Trends and Developments

        Our business and results of operations in the year ended December 31, 2003 reflect the tentative nature of the economic recovery in the U.S. economy. Our publishing properties continue to experience encouraging year over year recovery from the media advertising recession across many industry sectors. However, trade advertising for our technology and travel publications remains depressed. Media advertising from technology companies has not yet reached levels that would indicate a sustained technology recovery is underway. Travel advertising expenditures remain sluggish in the face of continuing geopolitical uncertainty and difficult economic conditions in the travel industry. Our trade shows and conferences reflect a similar pattern as publishing but are lagging in the strength and timing of their recovery from the media recession compared with publishing. Trade shows in non-technology sectors were essentially flat year over year while revenue from technology events remained depressed similar to technology publishing.

        Advertising in many of our markets shows good signs of recovery except for continuing downward pressure in our technology and travel markets. Advertising pages and revenue, across all industry sectors other than technology, travel and excluding the effect of acquisitions, grew 10.3% and 8.3% respectively over 2002. Our acquisition of the Thomson assets in October 2003 and of Healthcare Traveler late in 2002 contributed to this increase. Revenue per page increased approximately 2.9% across our portfolio in 2003 compared with 2002. While we see this positive trend continuing in 2004, forward visibility on our advertising revenue and pages is limited due to uncertainties related to the rate of recovery of B-to-B media spending. Our travel publications remain highly sensitive to cutbacks in destination and vacation travel advertising in response to concern over terrorism, further unrest in the Middle East and in other regions of the world. We do not anticipate significant near term recovery in our technology based publications due to continued uncertainty by our customers as to the pace of a technology spending recovery.

        Our trade show segment continues to lag behind the general economic recovery, which we believe is due to the advance commitments required by our exhibitors. However, our major trade shows, including our MAGIC events, had increases in both revenue and attendance. Overall, revenue from trade shows and conferences held steady in 2003 across most industry groups with the exception of our technology sector events. For events other than technology, total square footage was down 1% while revenue increased 5.8% over 2002, primarily on the strength of price increases. For all trade shows our square footage was down 6.3% while revenue declined 2.2% compared to 2002.

        On October 1, 2003, we acquired a portfolio of healthcare industry magazines and related custom projects business from the Thomson Corporation. The integration of production and support activities into our Duluth, MN operations center proceeded as planned and was substantially completed by the end of December. We are continuing our planned transition of the organizational structure and are in the process of upgrading the available sales and marketing tools and procedures. The acquired Thomson properties contributed approximately $20.7 million and $6.7 million to our fourth quarter publishing revenue and publishing contribution margin, respectively.

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

        In 2001, our parent, Advanstar, Inc., more tightly focused the activities of Advanstar.com. These plans had the effect of more closely integrating many of the sales, marketing, technology and operating functions of Advanstar.com with our core activities in publishing, trade shows, and marketing services. As a result of the reorganization and redirection of the activities of Advanstar.com during 2001, there was a significant reduction in the levels of funding by us to Advanstar.com during 2002 and continuing into 2003. We funded approximately $1.1 million in support of those operations in 2003 compared to approximately $2.4 million in 2002 and $16.6 million in 2001.

        In the third quarter of 2001, certain events, including the slowdown in the economy, the changing business environment and continuing operating losses of Advanstar.com, caused management of Advanstar, Inc. to consider certain options between us and Advanstar.com to satisfy the outstanding advances and notes due to us from Advanstar.com. Accordingly, through December 31, 2001 we accounted for these advances and notes to Advanstar.com as a charge to capital in excess of par value in the accompanying consolidated balance sheet, pending final determination of the disposition of these advances and notes.

        In the first quarter of 2002, management of Advanstar, Inc. began to consider the further consolidation of the activities of Advanstar.com with us, or a merger of Advanstar.com into us. Consequently, we recorded a first quarter non-cash charge of $37.2 million related to a provision against the outstanding advances and notes due to us from Advanstar.com as of December 31, 2001.

        In the first quarter of 2002, we began recording the current advances and notes issued for funds advanced to Advanstar.com as an operating expense in our consolidated statement of operations, as a reflection of the ongoing nature of the operations of Advanstar.com in support of our operations. Net advances and notes included in operating expenses were approximately $1.1 million in support of those operations in 2003 compared to approximately $2.4 million in 2002 and $16.6 million in 2001.

  Presentation of Financial Information

Acquisitions, Joint Ventures and Divestitures

        Between May 31, 1996 and December 31, 2003, we completed 37 acquisitions and joint ventures, four of which were completed in 2001, four in 2002 and one in 2003.

  •
  On October 1, 2003, we purchased a portfolio of healthcare industry magazines and related custom services projects from The Thomson Corporation and its subsidiaries for $136 million in cash (including $1 million of related fees and expenses). We used the net proceeds from our offering of second priority senior secured notes in September 2003, $7 million of cash generated by operations, revolver borrowings of $13 million and $60 million of equity contributions from Advanstar, Inc. (raised from the sale by our parent company of equity to the DLJ Merchant Banking funds) to fund the acquisition and pay related fees and expenses.

  •
  From January 1, 2002 through December 31, 2002 we completed the acquisitions of AIIM International Exposition and Conference, HT-the Magazine for Healthcare Travel Professionals and several smaller publications for a cumulative purchase price of $24.0 million in cash and assumed liabilities.

  •
  From January 1, 2001 through December 31, 2001 we purchased the outstanding minority interests in Advanstar Wideband (our License! magazine), several automotive industry magazines and an e-Learning conference ("TechLearn") for a cumulative purchase price of $14.3 million in cash and assumed liabilities. We also financed a portion of the TechLearn conference with a $6.0 million note payable. In addition, we contributed SeCA to a joint venture and recorded a minority interest of $6.3 million representing the minority stockholder's proportional share of the joint venture's equity at its formation date.

        We have accounted for our acquisitions under the purchase method of accounting. Accordingly, our results of operations include the effect of these acquisitions from the date of purchase.

        On December 31, 2003, we sold a portfolio of automotive and technology industry-specific trade shows and magazines operated by our U.K. subsidiary for a total sales price of $2.2 million in cash, subject to a working capital adjustment. Total revenue and contribution margin for these properties in 2003 was $5.8 million and $0.2 million, respectively.

        On March 12, 2004, we sold our portfolio of art industry-specific trade shows and magazines for a total sales price of $19.5 million in cash, subject to a working capital adjustment. In total, the portfolio included three trade shows, with 186,216 aggregate square feet in 2003, and two publications, with 935 aggregate advertising pages in 2003. Total revenue and contribution margin for the Art group in 2003 was $10.7 million and $2.8 million, respectively.

  The Acquisition of our Company by DLJ Merchant Banking Partners III, L.P.

        As a result of the acquisition of Advanstar by DLJ Merchant Banking Partners III, L.P. ("DLJMB") and related funds in October 2000, we have, and will continue to have, significantly higher indebtedness and interest expense than reflected in our historical results of operations prior to the acquisition. In addition, the DLJMB acquisition was accounted for under the purchase method of accounting. Under the purchase method, the purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder being allocated to goodwill. Accordingly, the increase in basis of our assets resulted in non-cash depreciation and amortization charges in 2001, 2002 and 2003 that were significantly higher than that reflected in our previous historical financial information.

        During the first quarter of 2001, we recorded a charge of approximately $4.0 million, in connection with the repayment of the 9.25% senior subordinated notes and the write-off of deferred financing fees related to the bridge facility. The 9.25% senior subordinated notes were refinanced with the proceeds of the 12.00% senior subordinated notes and the concurrent offering of additional senior discount notes. See the notes to our consolidated financial statements included within this annual report on Form 10-K for further details.

  Goodwill Impairment

        In connection with the adoption of FAS 142, we engaged an appraiser to determine the fair value of each of our reporting units as of January 1, 2002. Based on this valuation, which utilized a discounted cash flow valuation technique, we recorded a goodwill impairment charge of $66.8 million, net of minority interest effect of $4.1 million, in the first quarter of 2002, attributable primarily to an impairment of the carrying value of goodwill in our trade show segment. The charge is reported as a cumulative effect of a change in accounting principle in 2002. See Note 3 of the notes to our consolidated financial statements included within this annual report on Form 10-K for further details.

  Restructuring Activities

        In September 2003, we consolidated our midtown New York leased office space from two floors to one and sublet the excess space. These actions resulted in a third quarter restructuring charge of approximately $2.1 million. In December 2003, we consolidated our Chester, U.K. leased office space and vacated two of our four floors, resulting in a fourth quarter charge of approximately $0.6 million. These activities included a charge for the present value of future rental payments, net of sublease income, of $2.3 million, and other relocation costs and expenses of $0.4 million. We will continue to pay facility lease costs, net of sublease income, associated with the previously used facilities through August 2015.

  Private Placement of Second Priority Senior Secured Notes and Refinancing of Credit Facility

        In August 2003, in connection with the issuance of $360.0 million of second priority senior secured notes, we amended our credit facility to permit the offering and the use of the proceeds thereof, eliminate the leverage ratio covenant and amend certain other covenants contained in the credit facility and reduce the revolving loan commitments thereunder from $80 million to $60 million. We recorded an expense of $11.3 million in the third quarter of 2003 to reflect the write-off of deferred financing costs related to the term loans which were repaid with the proceeds of the offering. Our interest expense and cash interest will be higher in future periods as a result of this refinancing. In addition, we reclassified $1.8 million of deferred losses related to our interest rate collar and swap agreements previously reported as a component of accumulated other comprehensive income into other expenses in the third quarter of 2003. Gains and losses on the portion of these agreements not designated as hedges of the second priority senior secured floating rate notes at the end of each fiscal quarter (which are calculated as the net amount payable upon termination at the date of determination) are recognized in current earnings.

        In September 2003, we issued $70 million of second priority senior secured notes and used the net proceeds thereof to repay approximately $12 million of outstanding borrowings under our revolving credit facility and purchase short-term investments pending completion of the Thomson acquisition. On October 1, 2003, we used $136.0 million in cash, including $56 million of the net proceeds of the September offering to finance the Thomson acquisition.

Sources of Revenue

  Trade Shows and Conferences

        The trade shows and conferences segment derives revenue principally from the sale of exhibit space and conference attendance fees generated at its events. In 2003, approximately 82% of our trade shows and conferences revenue was from the sale of exhibit space. Events are generally held on an annual basis in major metropolitan or convention areas such as New York City and Las Vegas. At many of our trade shows, a portion of exhibit space is reserved as much as a year in advance. The sale of exhibit space is generally impacted by the ongoing quality and quantity of attendance, venue selection and availability, industry life cycle and general market conditions. Revenue and related direct event expenses are recognized in the month in which the event is held. Cash is collected in advance of an event and is recorded on our consolidated balance sheet as deferred revenue.

  Trade Publications

        The trade publications segment derives revenue principally from the sale of advertising in its B-to-B magazines. Additionally, certain publications derive revenue from paid subscriptions and custom publishing and projects. Paid subscriptions comprise less than 5% of total publishing revenue. Most publications are produced monthly with advertising sold both on an annual schedule and single insertion basis. The sale of advertising is generally impacted by new product releases, circulation quality, readership and general market conditions. Advertising revenue is recognized on the publication issue date, and subscription revenue, if any, is recognized over the subscription period, typically one year.

        Our publishing properties operate in many different markets and industries which are subject to economic conditions prevalent in those industries. Accordingly, publishing revenues may fluctuate in connection with the markets in which we operate.

  Marketing Services

        The marketing services segment derives its revenue from the sale of value-added marketing products such as classified advertising, both print and internet-based, direct mail services, reprints, database marketing, directories, guides and reference books. These products complement and, in many cases, utilize the content or databases generated by our trade shows, conferences and publications. The sale of these products is generally impacted by the success of the event or publication from which these products are derived, the quality of the sales team and general market conditions. Revenue is generally recognized when the applicable product is shipped or otherwise delivered.

Components of Expenses

  Trade Shows and Conferences

        Costs incurred by the trade shows and conferences segment include facility rent, attendee and exhibitor promotion and outsourced services such as registration, security and set-up. Exhibitors generally contract directly with third parties for on-site services such as electrical and booth set-up.

Staff salaries and related payroll expenses are treated as monthly period expenses. All other direct costs are expensed in the month the event occurs.

  Trade Publications

        Costs incurred by the trade publications segment include printing, paper and postage; selling and promotion; editorial and prepress; and circulation acquisition and fulfillment. Additionally, publisher and sales staff costs, and production, editorial and circulation staff costs, with related payroll taxes and benefits, are charged to the publications segment. We outsource the actual printing of our publications. Printing, paper and postage costs are charged to operations at the time of publication issuance. All other direct costs are charged to operations in the month incurred.

  Marketing Services

        Costs of the marketing services segment include printing and distribution costs, database administration fees and selling and product development salaries and related payroll taxes and benefits. All direct costs are expensed in the month incurred.

Significant Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates, including those related to bad debts, intangible assets and income taxes. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We apply the following critical accounting policies in the preparation of our consolidated financial statements:

Revenue Recognition.    We recognize revenue as discussed in the "—Sources of Revenue" section above. The balance of deferred revenue at December 31, 2003 was $49.5 million and $11.4 million for trade shows and trade publications, respectively. On a relative basis, our deferred revenue reaches its highest levels during the second and fourth quarters of the year largely due to the timing of the MAGIC trade shows and our other large trade shows and conferences.

Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The balance of the allowance for doubtful accounts at December 31, 2003 and December 31, 2002 was $1.0 million and $1.0 million, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

        The allowance for doubtful accounts is an estimate based on specifically identified accounts as well as general reserves. We evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations. In these cases, management uses its judgment, based on the best available facts and an evaluation of the circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. We also establish a general reserve for all customers based on percentages applied to customer balances depending on the age of the amount due. This percentage is based on historical collection and write-off experience and varies by geographic region. If circumstances change, our estimates of the recoverability of amounts due us could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known.

Deferred Taxes.    Pursuant to the requirements of SFAS No. 109, we record a valuation allowance to reduce our deferred tax assets to the amount that we determine is more likely than not to be realized. At December 31, 2003 we have recorded a valuation allowance to offset the deferred tax benefit associated with all of our U.S. and foreign net operating loss carryforwards because the realization of these benefits is not considered likely. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we were to subsequently determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, a reduction in the valuation allowance would result in an income tax benefit and would increase net income or reduce net loss in the period such determination was made.

Amortization of Intangible Assets.    Intangible assets related to trade exhibitor and advertiser lists are amortized using a double-declining balance method over 6 years and 5 years, respectively. Intangible assets related to tradenames and trade marks are amortized using a straight-line method over 20 years. Intangible assets related to subscriber lists and other intangible assets are amortized using a straight-line method over 3 to 10 years. We amortize intangible assets on a basis which corresponds to our projections of future cash flows directly related to these intangible assets. The estimates that are included in our projections of future cash flow are based upon the best available information at the time we determine useful life and amortization methods. A change in circumstances could result in a determination that asset lives should be changed or that the related assets are impaired and impairment charges to reduce the carrying value of intangible assets may be necessary. The effect of any changes in useful lives or a determination that the carrying value of an intangible asset is impaired would be accounted for in the period that such determination was made.

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

        In accordance with the provisions of SFAS No. 142, we evaluate goodwill for impairment using a two-step test based upon a fair value approach. The first step is used to identify a potential impairment by comparing the carrying value of the net assets of each reporting unit to an estimate of the fair value of each of our reporting units (as defined by SFAS No. 142), while the second step calculates the amount of impairment, if any. Additionally, goodwill will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. We determine the fair value of our reporting units by application of a discounted cash flow analysis. We make estimates that are included in our discounted cash flow analyses based upon the best available information at the time that the determinations of fair value are made. If circumstances change, our estimates of fair value will also change and could result in a determination that additional impairment charges to reduce the carrying value of goodwill are necessary. We engaged an appraiser to assist us in completing the first step of our annual goodwill impairment test for each of our three reporting units as of July 1, 2003. Based on this first step test, which utilized a discounted cash flow method, there was no impairment of goodwill indicated.

Results of Operations

      2003 compared to 2002

Revenue

        Total revenue increased $16.5 million, or 5.4%, to $323.7 million in 2003 from $307.2 million in 2002.

        Revenue from trade shows and conferences declined $3.6 million, or 2.2%, to $155.5 million in 2003 from $159.1 million in 2002. Total trade shows square footage of 4.7 million square feet declined approximately 6.3% from 2002 while price per square foot increased 4.5%. The decline in revenue was attributable primarily to the performance of our events in the technology sector. Revenue from our events serving the technology sector declined $10.5 million, or 26.5%, from 2002, including the discontinuation of seven events held in 2002. Technology events made up approximately 13% of our total square footage and 19% of total trade show revenue in 2003. Total trade show square footage for non-technology events was essentially flat, declining 1.0%, while revenue increased 5.8% in 2003 over 2002. Revenue for our MAGIC events increased approximately 4.2% over 2002. Strong performances also came from our trade shows serving the art, beauty, home entertainment, licensing, travel and powersports markets.

        Revenue from publications increased $21.1 million, or 16.1%, to $152.2 million in 2003 from $131.1 million in 2002. The acquisitions of the Thomson healthcare publications in October of 2003 and Healthcare Traveler in October of 2002 resulted in a revenue increase of approximately $23.8 million between 2002 and 2003. Publications in a wide cross section of our markets continued their solid recovery from the declines experienced in 2002, particularly those serving the beauty, healthcare, home entertainment, licensing, pharmaceutical, science, golf/landscape, veterinary and automotive markets. Revenue from technology and travel publications declined $10.3 million, or 26%, from 2002 as advertising pages continued to decline in these markets.

        Revenue from marketing services and other declined $1.0 million, or 5.8%, to $16.0 million in 2003 from $17.0 million in 2002 primarily due to low demand for classified and recruitment advertising, which we believe reflects low employment growth needs in response to the tentative nature of the economic recovery in their industries.

Cost of production and selling

        Cost of production and selling expenses increased $14.2 million, or 7.6%, to $201.9 million in 2003 from $187.7 million in 2002.

        Expenses of trade shows and conferences increased $3.3 million, or 4.2%, to $81.5 million in 2003 from $78.2 million in 2002. This increase is primarily due to the impact of a $2.8 million insurance recovery received in the last half of 2002 and reported as a reduction of our 2002 costs, and a $1.8 million fourth quarter charge in 2003 related to our decision to cancel certain venue space arrangements. We also invested in additional development staff and show programs for our MAGIC events to expand our product categories and continue to build the attendee base. These increases were partially offset by cost savings associated with canceling certain events in 2003.

        Expenses of trade publications increased $10.4 million, or 10.9%, to $105.1 million in 2003 from $94.7 million in 2002. This increase is attributable to additional costs of $14.1 million associated with our acquisition of the Thomson healthcare properties in October 2003 and of Healthcare Traveler, in October 2002. The increased operating costs were partially offset by reductions in sales, editorial and circulation costs across our publications attributable to efforts to improve processes and monitor cost structures and activity levels. Printing prices remained flat in 2003, however we have negotiated lower printing rates for 2004 due to the increased volume resulting from the acquired Thomson publications.

Postage costs increased in 2003 due to a 15% average increase in postage rates implemented in June 2002. Postal rates remained unchanged throughout the balance of 2002 and 2003. Paper prices increased on average 3% to 5% at the end of both the first and third quarters of 2003. Our overall paper costs decreased as we aggressively manage our inventories, folio sizes and paper stock in an effort to minimize the impact of paper price fluctuations.

        Expenses of marketing services and other declined $0.1 million, or 1.7%, to $9.4 million in 2003 from $9.5 million in 2002.

        Department and support costs of $5.9 million increased $0.7 million from 2002 due to increased departmental production staff related to the Thomson acquisition.

General and administrative expenses

        General and administrative expenses declined $0.4 million, or 1.3%, to $34.6 million in 2003 from $35.0 million in 2002. The decline is principally due to cost savings as a result of lower bad debt expense and a reduction in credit card processing fees, partially offset by increases in staffing and occupancy costs related to the Thomson acquisition.

Restructuring charge

        In September 2003, we consolidated our midtown New York leased office space from two floors to one and sublet the excess space. These actions resulted in a third quarter restructuring charge of approximately $2.1 million. In December 2003, we consolidated our Chester, U.K. leased office space and vacated two of our four floors, resulting in a fourth quarter charge of approximately $0.6 million. These activities included a charge for the present value of future rental payments, net of sublease income, of $2.3 million, and other relocation costs and expenses of $0.4 million. We will continue to pay facility lease costs, net of sublease income, associated with the previously used facilities through August 2015.

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

        In 2002 we began recording the advances and notes issued to Advanstar.com during the current year as an operating expense in our consolidated statement of operations, to reflect the ongoing nature of the operations of Advanstar.com in support of our operations. Net advances and notes charged to our operations in 2003 were reduced $1.3 million from $2.4 million in 2002 to $1.1 million in 2003. As a result of the reorganization and redirection of the activities of Advanstar.com during 2001, there was a significant reduction in the levels of funding by us to Advanstar.com during 2002 and continuing into 2003.

Depreciation and amortization

        Depreciation and amortization expense declined approximately $12.5 million to $56.6 million in 2003 from $69.1 million in 2002 primarily due to the effect of the double declining balance method of accelerated amortization on our exhibitor and advertiser lists partially offset by an additional

$6.2 million of amortization expense related to the assets acquired in our October 2003 acquisition of the Thomson publications.

Interest expense

        Interest expense increased $6.9 million, or 13.5%, to $58.1 million in 2003 from $51.2 million in 2002 due to an increase in our weighted-average debt outstanding of approximately $10.5 million and an increase in our weighted average interest rate of approximately 100 basis points as a result of our financings discussed below.

        In August 2003, we issued $360 million of Senior Secured Notes and used the net proceeds to repay and terminate all outstanding term A loans under our credit facility and all but $25 million of the outstanding term B loans and a portion of our revolving credit borrowings under our credit facility. In September 2003, we issued $70 million of the Senior Secured Notes to finance, in part, the Thomson acquisition. Our interest expense will be higher in future periods as a result of these financings. See "Presentation of Financial Information—Private Placement of Second Priority Senior Secured Notes and Refinancing of Credit Facility".

        At December 31, 2003, approximately $462.4 million, or 73.9% of our total debt is at a fixed rate with the balance subject to interest rate fluctuations. A 100 basis point increase in interest rates on our current variable rate debt would result in an increase in annual interest expense of $1.6 million. We previously entered into an interest rate collar agreement to hedge our interest rate risk on these variable rate borrowings. The interest rate collar agreement had a notional amount of $150.0 million, and expired in February 2004. We currently have no plans to renew this interest rate collar agreement or otherwise hedge our remaining floating rate debt.

Write-off of Deferred Financing Costs

        We recorded an expense of $11.3 million in the third quarter of 2003 to reflect the write-off of deferred financing costs related to the term loans which were repaid with the proceeds of the August senior secured notes offering and the reduction in the revolving loan commitment. See "Presentation of Financial Information—Private Placement of Second Priority Senior Secured Notes and Refinancing of Credit Facility".

Other income (expense), net

        Other income declined $2.4 million to $0.5 million in 2003 from $2.9 million in 2002. We recorded foreign exchange losses of $0.3 million in 2003 resulting primarily from the strengthening of the Brazilian Real against the U.S. dollar compared to foreign exchange gains of $1.8 million recorded in 2002 as the Brazilian Real weakened against the U.S. dollar. We also recorded a $0.6 million loss on the sale of certain of our U.K. publishing and trade show assets. These declines were partially offset by a $0.5 million increase in non-cash gains related to our interest rate hedging activities.

Provision (benefit) for income taxes

        The provision for income taxes was $6.7 million in 2003 compared to an income tax benefit of $15.5 million in 2002. The 2003 provision is related to a basis difference resulting from goodwill for tax purposes being less than the carrying value of goodwill for financial reporting purposes. We recorded no income tax benefit related to the net operating losses we generated during 2003 because we have established a valuation allowance to offset any related tax benefits, due to uncertainty about realization of these benefits. Our tax benefit in 2002 was recorded at a rate less than the applicable statutory rates primarily because we recorded a valuation allowance to offset the portion of the benefits associated with net operating losses we generated in 2002, for which realization was not likely.

Cumulative effect of accounting change

        In the first quarter of 2002, in connection with the adoption of SFAS 142, "Goodwill and Other Intangible Assets", we recorded a goodwill impairment charge of $66.8 million, net of minority interest effect of $4.1 million, attributable to an impairment of the carrying value of goodwill in our tradeshow operating segment which management believes resulted from a slow-down in the economy and its associated impact on the tradeshow business in general, and on our technology events in particular. The net charge of $66.8 million was reported as a cumulative effect of a change in accounting principle. There was no income tax effect associated with this impairment charge.

      2002 compared to 2001

Revenue

        Total revenue declined $39.8 million, or 11.5%, to $307.2 million in 2002 from $347.0 million in 2001.

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

        Trade publications and related marketing services revenue declined $12.6 million, or 7.9% to $148.1 million in 2002 from $160.7 million last year. Advertising pages declined approximately 2.2% and revenue per page declined approximately 6.4% across our portfolio, both principally due to adverse economic conditions. The page decline was concentrated in our technology and travel sectors. Advertising pages increased 4.4% across all sectors other than technology and travel, primarily due to market share gains, resulting in a 1.6% revenue increase in these other sectors. The overall decline in revenue was partially offset by the acquisition late in the year of Healthcare Traveler and several new publication launches in our pharmaceutical market.

Cost of production and selling

        Cost of production and selling expenses declined $32.3 million, or 14.7%, to $187.7 million in 2002 from $220.0 million in 2001.

        Expenses of trade shows and conferences declined $21.1 million, or 21.3%, to $78.2 million in 2002 from $99.3 million in 2001. The shortfall in revenue for the period was substantially mitigated by cost savings associated with canceling certain events in 2002 and by our continuing actions to reduce our cost structure in response to lower revenues in this current economic downturn. Notwithstanding our cost management actions, in 2002 we made strategic investments in our MAGIC events and other key trade shows which we believe will strengthen the events and position them for long term growth as the economy recovers. In 2002, we also received an insurance recovery of $2.8 million in the third quarter related to losses resulting from the terrorist attack of September 11, 2001 that are reported as a reduction of our 2002 costs.

        Expenses of trade publications and marketing services declined $11.2 million, or 9.3%, to $109.5 million in 2002 from $120.7 million in 2001. Revenue reductions were addressed by cost reduction programs including cost reductions in circulation, sales promotion, staffing and a 14% reduction in paper costs. At the same time, we restructured our sales and editorial teams using metrics-based productivity measures. We believe these measures have enabled our sales and editorial teams to increase efficiency and deepen our penetration of our customer base. Operating costs of Healthcare Traveler, acquired in October 2002, and an increase in sales staff resources dedicated to developing our small space advertiser page opportunities also served to partially offset the overall decline in operating expenses of trade publications and marketing services.

General and administrative expenses

        General and administrative expenses declined $0.7 million, or 1.9% to $35.0 million in 2002 from $35.7 million in 2001. This decrease was primarily attributable to our ongoing cost reduction programs including reductions in travel and other operating costs, and reorganization of certain support functions and processes.

Depreciation and amortization

        Depreciation and amortization expense declined approximately $25.2 million to $69.1 million in 2002 from $94.3 million in 2001 primarily due to the adoption in January 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets", and the effect of the double declining balance method of accelerated amortization on our exhibitor and advertiser lists, partially offset by additional amortization related to acquisitions and fixed asset additions. Upon adoption of SFAS No. 142, we discontinued the amortization of goodwill. Goodwill amortization expense in 2001 was $27.7 million.

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

Write-off of Deferred Financing Costs

        We recorded an expense of $4.0 million in the first quarter of 2001 in connection with the repayment of our then outstanding 9.25% senior subordinated notes and the write-off of deferred financing fees related to our bridge facility.

Other income (expense), net

        Other income increased $2.1 million to $2.9 million in 2002 from $0.8 million in 2001. This increase was primarily a result of an increase in non-cash gains related to our foreign currency, interest rate hedging activities and foreign exchange gains.

Provision (benefit) for income taxes

        We recorded a tax benefit of approximately $15.5 million in 2002 compared to a tax benefit of approximately $12.6 million in 2001. We reduced our effective tax rate in 2002 as a result of establishing a valuation allowance to offset our net deferred tax assets due to uncertainty about ultimate realization. At December 31, 2001 we had a net deferred tax liability. At that time we had established a valuation allowance to offset the potential benefits related to our net operating loss carryforwards in foreign jurisdictions. At December 31, 2002, due to the goodwill impairment charge recorded in 2002 and the accelerated amortization of intangible assets for financial reporting purposes, we had a net deferred tax asset in the U.S tax jurisdiction. We established a valuation allowance to offset all of these net deferred tax assets due to uncertainty about their ultimate realization.

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

Liquidity and Capital Resources

        Our principal sources of liquidity have been, and are expected to be, cash flow from operations and borrowings under our credit facility. Our principal uses of cash have been, and are expected to be, the debt service requirements of our indebtedness described below, capital expenditures, investments in our publications and trade shows and strategic acquisitions.

Debt Service.

        As of December 31, 2003, we had total indebtedness of $626.1 million and approximately $49.9 million of borrowings available under our revolving credit facility. Our principal debt obligations are described below.

        Credit Facility.    Our credit facility consists of a $60.0 million revolving credit facility and $25.0 million outstanding under the Term Loan B facility. The revolving credit facility will terminate in April 2007 and the Term Loan B matures in October 2008. Borrowings under the credit facility generally bear interest based on a margin over, at our option, the base rate or LIBOR. The applicable margin for revolving credit loans varies based upon our ratio of consolidated debt to EBITDA, as defined in the credit facility, and is currently 3.75% over LIBOR and 2.50% over the base rate. The applicable margin for the Term Loan B varies based upon the rating assigned by S&P and Moody's to our credit facility and is currently 4.50% over LIBOR and 3.25% over the base rate. Our obligations under the credit facility are guaranteed by Advanstar Holdings Corp. ("Advanstar Holdings"), our ultimate parent company, Advanstar, Inc., our direct parent company, and all our existing and future domestic subsidiaries and are collateralized by substantially all of the assets of our company and the subsidiary guarantors, including a pledge of the capital stock of all our existing and future domestic subsidiaries, a pledge of no more than 65% of the voting stock of any foreign subsidiary directly owned by our company or any domestic subsidiary, a pledge of all intercompany indebtedness in favor of our company and our domestic subsidiaries, a pledge of our company's and Advanstar IH, Inc.'s capital stock by our parent company, and a pledge of our parent company's capital stock by Advanstar Holdings. Our credit facility contains restrictive covenants which require us to, among other things, maintain a minimum fixed charge coverage ratio (as defined in the credit facility documents) as of the end of each fiscal quarter. Although there can be no assurance, we believe, based on our anticipated performance and expected economic conditions, that we will be able to comply with the amended financial covenant contained in the credit facility in 2004.

        Second Priority Senior Secured Notes.    Our $130 million of floating rate notes mature in 2008 and our $300 million of fixed rate notes mature in 2010. The notes of each series are guaranteed by each of our existing and future domestic restricted subsidiaries and collateralized by second-priority liens on the assets collateralizing our credit facility (other than certain subsidiary stock and assets of our parent companies). The fixed rate notes bear interest at an annual rate of 10.75% and the floating rate notes bear interest at an annual rate equal to the three-month LIBOR, which is reset quarterly, plus 7.50%. Interest on the fixed rate notes is payable semi-annually in cash and interest on the floating rate notes, along with amortization of 0.25% of the principal of such floating rate notes, is payable quarterly in cash. The notes contain restrictive covenants that, among other things, limit our ability to incur debt, pay dividends and make investments.

        Senior Subordinated Notes.    Our $160 million 12% senior subordinated notes mature in 2011 and are guaranteed by each of our existing and future domestic restricted subsidiaries. Interest on the notes is payable semi-annually in cash. The notes contain restrictive covenants that, among other things, limit our ability to incur debt, pay dividends and make investments.

        Parent Company Notes.    Our parent, Advanstar, Inc., issued 15% senior discount notes due October 2011 with a principal amount at maturity of $171.8 million. These discount notes do not require cash interest payments until 2006 and contain restrictive covenants that, among other things, limit the ability of Advanstar, Inc. and its subsidiaries (including us) to incur debt, pay dividends and make investments. Neither we nor any of our subsidiaries have guaranteed the discount notes. Advanstar, Inc., however, is a holding company and its ability to pay interest on these discount notes will be dependent upon the receipt of dividends from its subsidiaries, principally Advanstar. However, the terms of our borrowing arrangements significantly restrict our ability to pay dividends to Advanstar, Inc. and Advanstar, Inc.'s failure to pay these notes would be a default under our credit facility.

        Contractual and contingent obligations.    Our contractual obligations (excluding accounts payable and accrued expenses), as of December 31, 2003 are as set forth below (in millions):

	Payments Due By Period
	2004	2005	2006	2007	2008	After 2008	Total
Indebtedness	$3.7	$1.3	$1.3	$9.3	$149.5	$460.0	$625.1
Interest on indebtedness	65.8	64.7	64.6	64.2	60.7	104.4	424.4
Operating lease obligations	6.5	6.2	5.2	4.1	3.9	3.2	29.1

Total Contractual Cash Obligations	$76.0	$72.2	$71.1	$77.6	$214.1	$567.6	$1,078.6

(1)
Interest on the second priority floating rate notes, revolving credit facility and Term Loan B is calculated using LIBOR of 1.12%, the rate in effect on December 31, 2003. Because the floating rate notes, revolving credit facility and Term Loan B bear interest at a variable rate, actual payments could differ.

        We have no material capital lease obligations or purchase obligations. Our contingent obligations are primarily composed of $2.1 million of letters of credit and our interest rate and foreign currency derivatives discussed more fully below in Item 7A. "Qualitative and Quantitative Disclosure About Market Risk."

Off-Balance Sheet Arrangements.

        We have no material off-balance sheet arrangements.

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

        On a relative basis, our revenue reaches its highest levels during the first and third quarters of the year largely due to the timing of the MAGICtrade shows and our other large trade shows and conferences. This seasonality, when combined with the shift in the timing of when events take place from year to year, may have a significant effect on our quarterly deferred revenue and working capital balances.

        We anticipate that our operating cash flow, together with borrowings under the credit facility (assuming continued compliance with the covenants contained therein or a modification thereof) and other future financings and refinancings, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service and other obligations as they become due. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

  Historical

        Historically, our financing requirements have been funded primarily through cash generated by operating activities and borrowings under our revolving credit facility. From time to time, we have also raised additional funds through sales of common stock, high yield offerings and term borrowings under our credit facility for purposes of completing strategic acquisitions.

Cash flows from operating activities.    Net cash provided by operations increased $21.6 million to $45.8 million in 2003 compared to $24.3 million in 2002. Non-cash charges including a write-off of deferred financing costs of $11.3 million, depreciation and amortization expense of $56.6 million, deferred income taxes of $7.0 million, other non-cash charges totaling $4.5 million and changes in operating assets and liabilities of $15.9 million reduced the cash effect of the 2003 net loss of $49.4 million. The increase in cash generated from changes in our operating assets and liabilities is due largely to a delay in payments on accounts payable to 2004, accelerated collections on accounts receivable and increased collections of customer advance deposits related to future trade shows. Net cash provided by operations totaled $24.3 million in 2002 compared to $41.8 million in 2001. Non-cash charges including a provision for notes and advances from our affiliated dot.com company of $37.2 million, transitional goodwill impairment charge of $66.8 million, depreciation and amortization expense of $69.1 million and other non-cash charges of $3.6 million, offset by a deferred tax benefit of $16.6 million and changes in our operating assets and liabilities of $11.5 million reduced the cash effect of the 2002 net loss of $124.3 million.

Cash flows used in investing activities.    Net cash used in investing activities increased $114.1 million to $145.3 million in 2003, from $31.2 million in 2002. This increase was principally due to the acquisitions of the Thomson healthcare publications in October of 2003.

        We incurred capital expenses of $7.6 million, $7.2 million, and $7.9 million in 2003, 2002 and 2001, respectively. We anticipate that we will spend approximately $7.5 million on capital expenditures in 2004. The majority of these expenditures are related to expansions and enhancements to our IT and communications infrastructure and management and operating group information systems. We believe that this amount of capital expenditure will be adequate to grow our business according to our business strategy and to maintain the key trade shows, publications and business of our continuing operations.

        Cash used for acquisitions in 2003 increased $113.8 million relative to 2002 due to the acquisition of the Thomson healthcare publications. Our business strategy includes the consummation of strategic acquisitions. In connection with any future acquisitions, we may require additional funding, which may be provided in the form of additional debt or equity financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms or in a manner that complies with the restrictive covenants in our debt instruments. Consistent with our longstanding strategy, we continue to pursue potential acquisitions of complementary businesses.

Cash flows from financing activities.    Net cash flows provided by financing activities increased $125.6 million to $110.2 million in 2003 from 2002. In August 2003, we issued $360 million of second priority senior secured notes used to repay and terminate all outstanding term A loans under our credit facility and all but $25 million of the outstanding term B loans and a portion of our revolving credit borrowings under our credit facility. In September 2003 we issued an additional $70 million of second priority senior secured notes and received $60.0 million in equity contributions from our parent company to finance the acquisition of the Thomson healthcare publications in October 2003. Fees paid to our senior lenders for the amendment to our credit facility in April 2003 were $3.9 million, compared to fees paid for the amendment in March 2002 of $1.8 million. We also paid fees of $13.1 million in connection with the second priority senior secured notes offerings in August and September 2003.

  Recently Issued Accounting Standards

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities, which addressed accounting for special-purpose and variable interest entities. This interpretation was effective for financial statements issued after December 31, 2002. In September 2003, the FASB issued a Staff Position to allow a deferment of the effective date to the end of the first interim or annual period ending after December 15, 2003, if certain conditions were met. In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities, which addresses accounting for special-purpose and variable interest entities and which superseded Interpretation No. 46. The provisions of Interpretation No. 46R are effective for the Company in the first quarter of 2005. Specifically, based upon the Company's preliminary analysis, the Company believes that it will be required to consolidate the operations of Advanstar.com effective January 1, 2005. If the Company consolidates Advanstar.com, management believes the effect of adoption will be to reduce the amount of Advanstar.com losses included in the Company's operating results. The Company does not expect this consolidation to have a material effect on its financial position, results of operations or cash flows.

        In May 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS No. 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS No. 145 effective January 1, 2003. The adoption of SFAS No. 145 resulted in reclassification of the 2001 extraordinary item, net of income tax, into other income (expense). The effect of this reclassification was to increase the (loss) income before income taxes, minority interests, and cumulative effect of accounting change by $4.0 million and to increase the income tax benefit of $1.5 million. This reclassification had no effect on the previously reported 2001 net loss.

Certain Factors Which May Affect Future Results

Trade show exhibit space and ad pages declined significantly in 2001, 2002 and 2003 as a result of the economic slowdown in the United States and the September 11, 2001 terrorist attacks, and this trend may continue

        Our customers typically reduce their marketing and advertising budgets during a general economic downturn or a recession in the United States or in any other market where we conduct a significant amount of business. The longer a recession or economic downturn continues, the more likely it becomes that our customers may significantly reduce their marketing and advertising budgets. Any material decrease in marketing budgets could reduce the demand for exhibition space and also reduce attendance at our trade shows and conferences. In addition, any material decrease in advertising budgets could reduce the demand for advertising space in our publications. As a result, our revenue and our cash flow from operations could decrease significantly. In addition, our integrated marketing strategy could be materially adversely affected if advertising revenue cannot support one or more of our important publications or if declines in our customers' marketing and advertising budgets require us to discontinue one or more of our important trade shows or conferences.

        Our business and results of operations in 2001, 2002 and 2003 were significantly impacted by the downturn in the U.S. economy, particularly in our Information Technology & Communications cluster and Travel & Hospitality cluster, which together accounted for approximately 18.9% of our revenue in 2003 and 12.3% of our contribution margin. Our future results will continue to be affected if the economic slowdown continues. We expect any improvement in the performance of our trade shows and conferences to lag behind any general economic recovery, just as it lagged behind the downturn in the economy going into the recession beginning in late 2000. The events of September 11, 2001 also significantly impacted our results in those periods, including cancellations in ad pages, particularly in our travel industry publications, and cancellations of exhibitor participation in several of our events in the quarters following September 11, 2001.

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

A significant portion of our revenue and contribution before general and administrative expenses is generated from our MAGIC trade shows, so any decline in the performance of these shows would reduce our revenues and operating income

        For the year ended December 31, 2003, our MAGIC trade shows represented approximately 19.7% of our total revenue and approximately 32.6% of contribution margin (defined as revenue less cost of production and selling, editorial and circulation costs). We expect that the MAGIC trade shows will continue to represent a significant portion of our overall revenue and contribution margin in the future. Therefore, a significant decline in the performance of one or both of the MAGIC trade shows, typically held in the first and third quarters, could have a material adverse effect on our financial condition and results of operations. For example, MAGIC trade shows' performance in 2003 was adversely affected by a difficult apparel market (which has also affected our other apparel and fashion shows).

As a result of the Thomson acquisition, we derive significant revenue from our healthcare cluster, which is dependent upon pharmaceutical marketing budgets

        As a result of the Thomson acquisition we expect the percentage of revenues from our healthcare sector, which accounted for 18% of our revenues in 2003, to increase significantly. A substantial portion of the advertising in the healthcare sector is by pharmaceutical companies. As a result, any material reduction in marketing activities by pharmaceutical companies, which could occur due to general economic conditions or factors specific to the industry, including a continued reduction in new drug introductions, a shift in marketing expenditures by pharmaceutical companies to sources other than publications (which shift has occurred to some extent in the last several years) and any future governmental regulation such as price controls or types of advertising restrictions, could have a material adverse effect on our results.

Any significant increase in paper or postage costs would cause our expenses to increase significantly

        Because of our print products, direct mail solicitations and product distributions, we incur substantial costs for paper and postage. We do not use forward contracts to purchase paper, and therefore are not protected against fluctuations in paper prices. In general, we use the U.S. Postal Service to distribute our print products and mailings. U.S. Postal Service rates increase periodically. If we cannot pass increased paper and postage costs through to our customers, our financial condition and results of operations could be materially adversely affected.

The market for our products and services is intensely competitive

        The market for our products and services is intensely competitive. The competition is highly fragmented by product offering and by geography. On a global level, larger international firms operate in many geographic markets and have broad product offerings in trade shows, conferences, publications and marketing services. In several industries, such as information technology and healthcare, we compete with large firms with a single-industry focus. Many of these large international and single-industry firms are better capitalized than we are and have substantially greater financial and other resources than we do.

        Within each particular industry sector, we also compete with a large number of small to medium-sized firms. While most small to medium-sized firms operate in a single geographic market, in some cases, our competitors operate in several geographic markets. Our trade shows and conferences compete with trade associations and, in several international markets, with exposition hall owners and operators. Our publications typically have between two and five direct competitors that target the same industry sector, and we also have many indirect competitors that define niche markets differently than we do and thus may provide alternatives for readers and/or advertisers.

We depend in part on new product introductions, and the process of researching, developing, launching and establishing profitability for a new event or publication is inherently risky and costly

        Our success depends in part upon our ability to monitor rapidly changing market trends and to adapt our events and publications to meet the evolving needs of existing and emerging target audiences. Our future success will depend in part on our ability to continue to adapt our existing events and publications and to offer new events and publications by addressing the needs of specific audience groups within our target markets. The process of researching, developing, launching and establishing profitability for a new event or publication is inherently risky and costly. We generally incur initial operating losses when we introduce new events and publications. Our efforts to introduce new events or publications may not ultimately be successful or profitable. In addition, costs related to the development of new events and publications are accounted for as expenses, so our year-to-year results may be materially adversely affected by the number and timing of new product launches.

Our growth strategy of identifying and consummating acquisitions entails integration and financing risk

        We intend to continue to grow in part through strategic acquisitions and joint ventures. This growth strategy entails risks inherent in identifying desirable acquisition candidates, in integrating the operations of acquired businesses into our existing operations and risks relating to potential unknown liabilities associated with acquired businesses. In addition, we may not be able to finance the acquisition of a desirable candidate or to pay as much as our competitors because of our leveraged financial condition or general economic conditions. Difficulties that we may encounter in integrating the operations of acquired businesses, including the asset portfolio we purchased from Thomson, could have a material adverse effect on our results of operations and financial condition. Moreover, we may not realize any of the anticipated benefits of an acquisition, and integration costs may exceed anticipated amounts. For example, we expect synergies in connection with the Thomson acquisition but we may not be able to achieve them. In addition, while we believe that we will be able to stop the decline in operating results of the assets acquired from Thomson, we may not be able to do so, which could substantially reduce the benefits of the Thomson acquisition and have a material adverse effect on our expected results of operations and financial condition.

We depend on our senior management team, and we do not have employment contracts for many of our senior managers

        We benefit substantially from the leadership and experience of members of our senior management team and depend on their continued services to successfully implement our business strategy. The loss of any member of our senior management team or other key employee could materially adversely affect our financial condition and results of operations. Although we have entered into employment agreements with Mr. Loggia, Mr. Krakoff and Mr. Alic, we do not have employment contracts with most other members of our senior management team or other key employees. We cannot be certain that we will continue to retain the executives' services, or the services of other key personnel, in the future. Moreover, we may not be able to attract and retain other qualified personnel in the future. We do not currently maintain key-man life insurance policies on any member of our senior management team or other key employees.

Our international operations exposes us to various risks associated with international operations

        We currently maintain offices in Brazil, the United Kingdom, Germany and Hong Kong and also hold an important show in France. International operations accounted for approximately 7% of our total revenue in 2003. International operations and expansion involve numerous risks, such as:

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

Current geopolitical conditions and the continuing threat of domestic and international terrorist attacks may adversely impact our results

        International geopolitical conditions, exacerbated by the war in Iraq and the escalating tensions elsewhere have contributed to an uncertain political and economic climate, both in the United States and globally, which may affect our ability to generate revenue on a predictable basis. In particular, our travel publications and trade shows remain sensitive to cutbacks in trade advertising directed to destination and vacation travel in response to concerns over terrorism and possible further conflicts in the Middle East and in other regions of the world. In addition, terrorist attacks internationally and the threat of future terrorist attacks both domestically and internationally have negatively impacted an already weakened worldwide economy. Customers have deferred and may continue to defer or reconsider purchasing our products and services as a result of these factors. Accordingly, adverse impacts on our business due to these factors could continue or worsen for an unknown period of time.

We have some exposure to fluctuations in the exchange rates of international currencies

        Our consolidated financial statements are prepared in U.S. dollars. However, a portion of our revenues, expenses, assets and liabilities is denominated in currencies other than the U.S. dollar, including the British Pound Sterling, the euro and the Brazilian Real. Consequently, fluctuations in exchange rates could result in exchange losses. In 2001, 2002 and 2003, there was no material effect on our net income due to currency fluctuations, but the impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. Moreover, because we intend to continue our international expansion, the effect of exchange rate fluctuations could be greater in the future. We have previously undertaken, and in the future may undertake, transactions to hedge the risks associated with fluctuations in exchange rates of other currencies to the dollar. We do not know if any hedging techniques that we may implement will be successful or will mitigate the effect, if any, of exchange rate fluctuations on our financial condition and results of operations.

Our business is seasonal due largely to higher trade show revenue in the first and third quarters

        Our business is seasonal, with revenue typically reaching its highest levels during the first and third quarters of each calendar year, largely due to the timing of the MAGIC trade shows and our other large trade shows and conferences. In 2003, approximately 34% of our revenue was generated during the first quarter and approximately 24% during the third quarter. The second quarter accounted for approximately 20% of revenue in 2003 and the fourth quarter accounted for approximately 22% of revenue in 2003. Because event revenue is recognized when a particular event is held, we may also experience fluctuations in quarterly revenue based on the movement of annual trade show dates from one quarter to another.

We have a significant amount of debt, which could limit our ability to remain competitive or grow our business

        As of December 31, 2003, we had (a) total indebtedness of approximately $626.1 million and (b) approximately $49.9 million of borrowings available under our credit facility, subject to customary borrowing conditions. In addition, subject to the restrictions in our credit facility, the indenture and our other debt instruments, we may incur significant additional indebtedness from time to time. The level of our indebtedness may have important consequences, including:

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

We may not be able to service our debt without the need for additional financing, which we may not be able to obtain on satisfactory terms, if at all

        Our ability to pay or to refinance our indebtedness will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated revenue growth and operating improvements will be realized or that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we are unable to meet our debt service obligations or fund our other liquidity needs, we could attempt to restructure or refinance our indebtedness or seek additional equity capital. We cannot assure you that we will be able to accomplish those actions on satisfactory terms, if at all.

Our parent company will likely need to rely upon distributions from us to service its debt and we may not be able to make distributions in amounts sufficient to satisfy such debt service

        In addition to our debt service needs, our parent company, Advanstar, Inc., will likely need to rely upon distributions from us to service its 15% Senior Discount Notes due 2011, which we refer to as "parent company notes", including for the payment of interest which must be paid in cash beginning April 15, 2006. Our ability to generate sufficient cash from operations to make distributions to Advanstar, Inc. will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. In addition, our ability to make distributions to Advanstar, Inc. is subject to restrictions in our various debt instruments. For example, our second priority senior secured notes and our senior subordinated notes limit the amount of "restricted payments," including dividends, that we can make. Generally, we can make dividends only if our leverage ratio (as defined) is 6.0 to 1 or better and only from the amount by which our cumulative EBITDA (as defined) since January 1, 2001 exceeds 150% of our cumulative interest expense in that same period. As described above, our ability to generate EBITDA will depend upon various factors that may be beyond our control. Because a portion of our debt bears variable rates of interest, our interest expense could increase in the future. We may not generate sufficient cash flow from operations or be permitted by the terms of our debt instruments to pay dividends or distributions to Advanstar, Inc. in amounts sufficient to allow it to pay cash interest on the parent company notes. If Advanstar, Inc. is unable to meet its debt service obligations, it could attempt to restructure or refinance its indebtedness or seek additional equity capital. We cannot assure you that Advanstar, Inc. will be able to accomplish these actions on satisfactory terms or at all. A default under the parent company notes could result in an acceleration of all outstanding loans under our credit facility which, in turn, would trigger a cross-default under both our second priority senior secured notes and our senior subordinated notes. See "—Liquidity and Capital Resources."

Restrictive covenants in our debt instruments may limit our ability to engage in a variety of transactions and could trigger defaults that would accelerate all of our debt

        Our second priority senior secured notes, senior subordinated notes, the parent company notes and our credit facility contain covenants that limit our ability to engage in a variety of transactions and other more restrictive covenants. Our credit facility requires us to maintain a fixed charge coverage ratio (as defined). Our ability to meet such financial covenant can be affected by events beyond our control, and we cannot assure you that we will meet those tests. We have required amendments in the past to relax financial covenants contained in our credit facility. If not for the completion of the offering of our second priority senior secured notes in August 2003, management expects that Advanstar would have needed additional covenant or other relief in the future. We are substantially leveraged and our business remains subject to the same risks that created our historical liquidity and covenant concerns. A breach of any of these covenants or other provisions in the agreement governing the credit facility, our senior subordinated notes, the parent company notes and/or our second priority senior secured notes could result in a default under our credit facility, our senior subordinated notes, the parent company notes, and/or our second priority senior secured notes. Upon the occurrence of an event of default under our credit facility, the lenders could elect to declare all amounts outstanding under our credit facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets, other than assets of our foreign subsidiaries, as security under our credit facility on a first-priority basis. If the lenders under our credit facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our credit facility and our other indebtedness.

We are dependent upon dividends from our subsidiaries to meet our debt service obligations

        We conduct a significant portion of our operations through our subsidiaries. Our ability to meet our debt service obligations will be dependent on receipt of dividends from our direct and indirect subsidiaries. Subject to the restrictions contained in the indentures governing our debt instruments, future borrowings by our subsidiaries may contain restrictions or prohibitions on the payment of dividends by our subsidiaries to us. In addition, under applicable state law, our subsidiaries may be limited in amounts that they are permitted to pay as dividends to us on their capital stock.

We are controlled by principal stockholders whose interests may differ from the interests of the holders of our debt.

        Circumstances may occur in which the interests of our principal stockholders could be in conflict with the interests of the holders of our debt. In addition, these stockholders may have an interest in pursuing transactions that, in their judgment, enhance the value of their equity investment in our company, even though those transactions may involve risks to the holders of our debt.

        Substantially all of the outstanding shares of common stock of our ultimate parent company are held by the DLJ Merchant Banking funds. As a result of their stock ownership, the DLJ Merchant Banking funds control us and have the power to elect a majority of our directors, appoint new management and approve any action requiring the approval of the holders of common stock, including adopting amendments to our certificate of incorporation and approving acquisitions or sales of all or substantially all of our assets. The directors elected by the DLJ Merchant Banking funds have the ability to control decisions affecting our capital structure, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends.

        The general partners of each of the DLJ Merchant Banking funds are affiliates or employees of Credit Suisse First Boston LLC, which is also an affiliate of (1) Credit Suisse First Boston, the arranger, syndication agent and a lender under our credit facility, to which we have obtained amendments in the past to avoid future potential covenant defaults, and (2) the general partners of each of the DLJ Investment Partners funds, which own a substantial portion of the parent Company notes.

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

  •
  our significant indebtedness;

  •
  changes in our acquisition and capital expenditure plans; and

  •
  other factors we refer to in this section entitled "Certain Factors Which May Affect Future Results" and elsewhere in this annual report on Form 10-K.

        In addition, forward-looking statements depend upon assumptions, estimates and dates that may not be correct or precise and involve known and unknown risks, uncertainties and other factors. Accordingly, a forward-looking statement is not a prediction of future events or circumstances and those future events or circumstances may not occur. Given these uncertainties, you are warned not to place undue reliance on the forward-looking statements. We are not undertaking any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

        Interest Rates.    At December 31, 2003, we had fixed rate debt of $462.4 million and variable rate debt of $162.7 million. The annual pre-tax earnings and cash flows impact resulting from a 100 basis point increase in interest rates on variable rate debt, holding other variables constant and excluding the impact of the hedging agreements described below, would be approximately $1.6 million per year.

        The term loan B under our credit facility bears interest at a variable rate. We have previously entered into an interest rate collar agreement to hedge our interest rate risk on these borrowings. The interest rate collar agreement has a notional amount of $150.0 million, and expires in February 2004. Under this agreement, based on current LIBOR, we will be required to make payments of $0.9 million in the first quarter of 2004, which we will account for as interest expense. A decrease in LIBOR of 100 basis points would increase our interest expense on these agreements by $0.2 million per year. Approximately $125 million of the interest rate collar agreement is considered undesignated for hedging purposes. Changes in fair value of the undesignated portion of these instruments are recognized in current earnings.

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

        Our strategy for management of currency risk relies primarily on conducting our operations in a country's respective currency and may, from time to time, involve currency derivatives, primarily forward exchange contracts, to reduce our exposure to currency fluctuations. As of December 31, 2003, we had open foreign exchange derivative contracts to sell with a notional amount totaling $7.5 million, and to buy with a notional amount totaling $2.4 million. The estimated fair value of the foreign exchange contracts based upon market quotes was a net liability of approximately $0.1 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to an additional loss of approximately $0.5 million. Actual results may differ.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Please refer to Item 15.—Exhibits, Financial Statements and Reports on Form 8-K

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        No events have occurred which would require disclosure under this Item.

Item 9A.    CONTROLS AND PROCEDURES.

        Evaluation of Disclosure Controls and Procedures.    Advanstar's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company would be made known to them by others within the Company.

        Changes in Internal Controls.    There were no significant changes during the Company's fourth fiscal quarter in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth the name, age and position of each of our executive officers, directors and other key employees.

Name	Age	Position
Joseph Loggia	44	Chief Executive Officer and Director
James M. Alic	61	Vice President, Vice Chairman and Director
David W. Montgomery	46	Vice President-Finance, Chief Financial Officer and Secretary
Eric I. Lisman	46	Executive Vice President and General Counsel
Alexander S. DeBarr	43	Executive Vice President
Daniel M. Phillips	41	Executive Vice President
Scott E. Pierce	45	Executive Vice President
Robert L. Krakoff	68	Chairman of the Board
OhSang Kwon	35	Director
David M. Wittels	39	Director
Douglas B. Fox	56	Director

  Executive Officers

        Joseph Loggia has served as our Chief Executive Officer since January 1, 2004. Prior to that he served as President and Chief Operating Officer since July 2001. Since May 1998, when Advanstar acquired MAGIC, Mr. Loggia has also served as President of MAGIC. Prior to that, he had served as MAGIC's President and Chief Executive Officer since May 1997, President from August 1996 and Chief Operating Officer beginning in 1995. From August 1993 to August 1996, he was Chief Financial Officer of MAGIC. Prior to joining MAGIC, Mr. Loggia was a manager at the accounting firm of Coopers & Lybrand responsible for Fraud & Financial Investigations.

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

        David W. Montgomery has served as our Vice President-Finance and Chief Financial Officer since January 1994. From July 1989 to December 1993, he was our Director of Corporate Finance. In July 1992, he became our Secretary. From January 1981 to June 1989, he was a practicing CPA with McGladrey & Pullen in Minneapolis and St. Paul, Minnesota.

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

        Daniel M. Phillips currently serves as Executive Vice President of our Information Technology, Call Center, Telecom and Powersports markets. He was previously Vice President and General Manager of Advanstar's Technology groups. Mr. Phillips joined Advanstar in 1996 as a group publisher of America's Network, Telecom Asia and Communicationes magazines, and in 1998 was promoted to Vice President and General Manager. Prior to joining Advanstar, Mr. Phillips was responsible for publications for EMAP (U.K.) in the area of telecommunications.

        Scott E. Pierce currently serves as Executive Vice President responsible for the Travel & Hospitality group, Pharmaceutical & Science group, Licensing group and the Art and Beauty groups. Mr. Pierce joined Advanstar in 1997 as a group publisher of the Travel & Hospitality group.

  Directors

        Joseph Loggia.    See "—Executive Officers."

        James M. Alic.    See "—Executive Officers."

        Robert L. Krakoff has served as our Chairman since he joined Advanstar in July 1996 and served as our Chief Executive Officer from July 1996 until December 31, 2003. From January 1993 to June 1996, he was the Chairman and Chief Executive Officer of Reed Publishing USA, a division of Reed Elsevier Inc. which included Cahners Publishing Company, a trade publications business, and Reed Exhibition Companies, an exposition and conference business. From January 1993 to June 1996, he was also a member of the board of directors of Reed Elsevier PLC. Mr. Krakoff currently serves on the board of directors of Freedom Communications, Inc.

        OhSang Kwon has served as a director since October 2000. Mr. Kwon has been a Principal of DLJ Merchant Banking since 2001 and a Vice President of DLJ Merchant Banking prior to that. From May 1997 to February 2000, he was an Associate with DLJ Securities Corporation, and he became a Vice President of DLJ Securities Corporation in February 2000. From October 1996 to May 1997, he was an Associate at Davis Polk & Wardwell. Prior to that, he was a law clerk for the Hon. William C. Conner in the United States District Court for the Southern District of New York. Mr. Kwon currently serves on the board of directors of UAE Holdings Corp., MSW Energy Holdings II LLC and American Ref-Fuel Company LLC.

        David M. Wittels has served as a director since October 2000. Mr. Wittels has been a Managing Director of DLJ Merchant Banking since 2001 and has served in various capacities with DLJ Merchant Banking for the past five years. Mr. Wittels serves as a director of AKI Holding Corp., AKI Inc., Mueller Holdings (N.A.) Inc., Ziff Davis Holdings Inc. and Jostens, Inc.

        Douglas B. Fox has served as a director and chairman of the audit committee since September 2002. Mr. Fox is a private investor and consultant. Prior to his current activities, he served as Senior Vice President of Marketing and Strategy at Compaq Computer Company from 2000 to 2001 and Senior Vice President of Marketing at International Paper Inc. from 1997 to 2000. He served as President of Landmark Communications Inc. from 1994 to 1996 and prior to that while at Newsday in New York from 1987 to 1994 he served as President and Chief Operating Officer. Mr. Fox currently serves on the Board of Directors of Bowne Inc., Bowne Global Services, Arcade Marketing Inc., The Oreck Company and Ziff-Davis Media Inc.

        On March 23, 2004, Mr. James Quella, who has served as a director since October 2000, submitted his resignation as a director effective on that date.

        All of our directors also serve on the board of directors of Advanstar, Inc.

  Audit Committee Financial Expert

        Our Audit Committee is comprised of three non-management directors who are appointed by the Board of Directors: Mr. Douglas B. Fox, Mr. David M. Wittels and Mr. OhSang Kwon. Our Board of Directors has carefully considered the definition of "audit committee financial expert" adopted by the United States Securities and Exchange Commission and has determined that Mr. Fox is an audit committee financial expert. Our Board of Directors has determined that Mr. Fox is not independent under Rule 10A-3 of the Exchange Act.

  Code of Ethics

        We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer, which is compliant with Item 406 of Regulation S-K. Our Code of Ethics is posted on our website at http://www.advanstar.com. Any waivers or amendments to our Code of Ethics that apply to our Chief Executive Officer or our Chief Financial Officer that are required to be disclosed by SEC rules will be disclosed on our website within five business days following such waiver.

Item 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table presents compensation paid to our chief executive officer and the four other most highly paid officers in the last three fiscal years.

Name and Principal Position	Year	Salary		Bonus (1)			Other Annual Compensation(3)	Long-Term Compensation Awards Securities Underlying Options/SARs	All Other Compensation(2)
Robert L. Krakoff Chairman of the Board(4)	2003 2002 2001	$ $	600,000 600,000 600,000	$ $	175,256 245,246 —	(5)	$13,680 13,680 19,721	— — —	$20,478 19,948 19,578
Joseph Loggia Chief Executive Officer and Director(4)	2003 2002 2001		500,000 500,000 500,000		146,046 204,373 —	(5)	— — 3,375	600,000 100,000 —	7,140 6,775 5,195
James M. Alic Vice Chairman, Vice President and Director	2003 2002 2001		150,000 209,230 500,000		50,000 — —	(6) (5)	— — —	— — —	6,427 8,426 7,594
David W. Montgomery Vice President-Finance, Chief Financial Officer and Secretary	2003 2002 2001		259,615 250,000 250,000		75,000 58,000 17,000		— — 1,500	— 50,000 —	7,015 6,504 5,895
Eric I. Lisman Executive Vice President and General Counsel	2003 2002 2001		361,539 350,000 280,000		65,639 59,200 10,000		— — —	— 50,000 50,000	7,379 6,773 5,961

(1)
Bonuses are reported in the year earned, even though they were actually paid in the subsequent year.

(2)
Includes value of group term life insurance benefits paid for by our company.

(3)
Includes the fair market value of fringe benefits provided for by our company.

(4)
Mr. Krakoff served as Chairman and Chief Executive Officer until December 31, 2003, following which time, he will continue as Chairman of the Board until December 31, 2005. Mr. Loggia served as our president and chief operating officer through December 31, 2003, following which time he succeeded to the position of Chief Executive Officer. See "—Employment Agreements and Arrangements" for a discussion of Mr. Krakoff and Mr. Loggia's employment agreements.

(5)
For the year ended December 31, 2001, this executive voluntarily forfeited his right to any bonus during the period.

(6)
See "—Employment Agreements and Arrangements" for a discussion of Mr. Alic's amended employment agreement.

Option Grants in Last Fiscal Year

        The following table sets forth each grant of stock options made by Advanstar (consisting of options to purchase stock of Holdings) during the year ended December 31, 2003 pursuant to the 2000 Management Incentive Plan described below to each of the named executive officers. We have not granted any stock appreciation rights.

OPTION GRANTS IN LAST FISCAL YEAR

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
		% of Total Options Granted to Employees in Fiscal Year
	Number of Securities Underlying Options Granted
Name			Exercise Price ($/share)	Expiration Date
					5% ($)	10% ($)
Joseph Loggia	600,000	100.0%	$10.00	2013	$3,773,368	$9,562,455

Option Exercises and Holdings

        The following table sets forth, for each of the officers named in the Summary Compensation Table, certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2003. None of the unexercised options were "in the money" at December 31, 2003.

Aggregated Option Exercises in 2003 and December 31, 2003 Option Values

			Number of Securities Underlying Unexercised Options at Fiscal Year End
	Number of Shares Acquired on Exercise				Value of Unexercised In-the-Money Options at Fiscal Year End
Name		Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Robert L. Krakoff	—	$—	600,000	300,000	$—	$—
James M. Alic	—	—	102,084	66,666	—	—
Joseph Loggia	—	—	218,750	881,250	—	—
David W. Montgomery	—	—	109,375	140,625	—	—
Eric I. Lisman	—	—	78,125	121,875	—	—

Stock Option and Incentive Plans

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

Number of Authorized Shares

        Holdings has authorized a maximum of 4,047,789 shares of its common stock for participants under the plan during the term of the plan, of which 3,843,750 have been granted and remain outstanding as of December 31, 2003. In addition, the number of shares available will be increased to the extent that shares are not purchased on a leveraged basis under Holdings' Direct Investment Program. The compensation committee may adjust the number and class of shares available under the plan to prevent dilution or enlargement of rights in the event of various changes in Holdings' capitalization.

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

Employment Agreements and Arrangements

        Mr. Krakoff entered into an employment agreement with Advanstar, Inc., dated as of October 1, 2003. The agreement provides for a term through December 31, 2005. Pursuant to the agreement, Mr. Krakoff continued as Chairman and Chief Executive Officer until December 31, 2003, following which time, he will continue as Chairman of the Board until December 31, 2005. The agreement provides that Mr. Krakoff is entitled to an annual base salary of $600,000. Mr. Krakoff is also entitled to an annual bonus for fiscal year 2003 based on our EBITDA for fiscal year 2003, up to a maximum of 100% of base salary. For fiscal years 2004 and 2005, Mr. Krakoff is entitled to annual bonuses equal to 0.5% of the transaction value of certain acquisitions of business operations or assets by Advanstar (as more fully described in the agreement). The agreement provides for indemnification of the executive to the extent permissible under applicable law. The agreement further provides for severance benefits equal to a maximum of one year's base salary and a pro rated bonus upon termination of employment by Advanstar without "cause" or by the executive for "good reason", which includes a change in control. The agreement requires Advanstar Holdings to repurchase, upon Mr. Krakoff's election, at $10.00 per share, stock of Advanstar Holdings owned by Mr. Krakoff and formerly pledged by him as security for a loan from Advanstar Holdings, in an amount sufficient for Mr. Krakoff to repay $3,000,000 of the then outstanding principal balance of the loan plus accrued interest on the outstanding principal of the loan to the date of such repurchase such that, on a cash basis, no amounts will be distributed by Advanstar Holdings to Mr. Krakoff. Mr. Krakoff exercised this election and the shares were repurchased, and the loan repaid, as of October 1, 2003. Mr. Krakoff also entered into a non-competition and confidentiality agreement with us. The non-compete period is one year after termination of employment unless employment is terminated by us without cause or by the executive for good reason, in which case the non-competition period is six months. During the non-compete period, Mr. Krakoff may not hire any employee or solicit any trade show or publishing business from a third party that has a relationship or contract with us.

        Mr. Loggia has also entered into an employment agreement with us dated as of November 21, 2003. Pursuant to the agreement, Mr. Loggia continued to act as our president and chief operating officer through December 31, 2003, following which time he succeeded to the position of Chief Executive Officer for an initial employment term of three years, followed by successive three year employment terms unless terminated by either party in accordance with this agreement. Mr. Loggia will continue to receive his current annual base salary of $500,000 and annual bonus until December 31, 2003, following which time he is entitled to an annual base salary of $625,000 and an annual bonus based on our EBITDA for any year, up to a maximum bonus in any one year of 100% of base salary. The agreement provides for indemnification to the maximum extent permitted by law. If Mr. Loggia is terminated by us without "cause" or terminates his employment for "good reason", each as defined in the employment agreement, he will be entitled to his bonus for that portion of the fiscal year before he was terminated and the continuation of his base salary for a period of two years following his termination. Mr. Loggia also has entered into a new non-compete and confidentiality agreement with us. The non-compete period is one year, during which time Mr. Loggia will continue to receive his base salary unless he was terminated for cause or as a result of his death or disability. Any base salary paid to Mr. Loggia under his non-compete and confidentiality agreement will offset any severance payments to which Mr. Loggia may become entitled under his new employment agreement.

        Mr. Alic has entered into an employment agreement with us which was amended effective March 1, 2002. The amended agreement provides for a fixed term through September 30, 2002, and continuation thereafter until terminated upon not less than sixty days notice by either party. Pursuant to the amended agreement, Mr. Alic will continue to serve on a part-time basis as our Vice Chairman and will be entitled to an annual base salary of $150,000. The amended agreement does not provide for a bonus payment or severance upon termination. The agreement provides for indemnification of the executive to the extent permissible under New York law. Mr. Alic also entered into a non-competition and confidentiality agreement with us. The non-compete period is one year after termination of employment unless employment is terminated by us without cause or by the executive for good reason, in which case the non-competition period is six months. During the non-compete period, Mr. Alic may not hire any employee or solicit any trade show or publishing business from a third party that has a relationship or contract with us.

        We currently have a severance arrangement with David W. Montgomery, our Vice President-Finance, Chief Financial Officer and Secretary. In the event that Mr. Montgomery's employment is involuntarily terminated for any reason other than for cause, the arrangement provides that Mr. Montgomery will receive a termination payment equal to six months salary.

        Advanstar, Inc. currently has a severance arrangement with Eric I. Lisman, its Executive Vice President and General Counsel. In the event that Mr. Lisman's employment is terminated for any reason other than for cause or if Mr. Lisman's principal office location is relocated outside the greater Boston area, the arrangement provides that Mr. Lisman will receive twelve months of severance based on his then current salary, his target bonus and health benefits.

        We do not have employment agreements with our other named executive officers.

Director Compensation

Standard Arrangements

        We currently have no standard arrangements pursuant to which our directors would be compensated for their services as a director.

Other Arrangements

        On September 17, 2002, Mr. Douglas B. Fox was appointed to the Board of Directors of the Company as a director. Mr. Fox receives an annual retention fee of $20,000 and, through Renaissance Brands, LLC, a company wholly owned by Mr. Fox, a separate annual advisory fee of $30,000, both payable in equal quarterly installments. Mr. Fox is also reimbursed for all reasonable out-of-pocket expenses incurred in connection with his service as a director of the Company.

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

Compensation Committee Interlocks and Insider Participation

        During the periods up to and including 2003, we did not have a compensation committee. During the fiscal year ended December 31, 2003, Messrs. Krakoff, Loggia and Montgomery participated in deliberations of our board of directors concerning executive officer compensation. The Board of Directors, at the December 2003 board meeting for Advanstar Communications and Advanstar, Inc., established a compensation committee to oversee certain compensation related matters of the company.

Item 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        All of our common stock is owned by our parent company, Advanstar, Inc., which is wholly-owned by Advanstar Holdings. The following table sets forth information with respect to the beneficial ownership of Holdings' common stock as of March 29, 2004 by (a) any person or group who beneficially owns more than five percent of Holdings common stock, (b) each of our directors and executive officers and (c) all directors and officers as a group.

        In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities and includes shares issuable pursuant to warrants that are exercisable within 60 days of March 29, 2004. Shares issuable pursuant to warrants are deemed outstanding in computing the percentage held by the person holding the warrants but are not deemed outstanding in computing the percentage held by any other person.

Name of Beneficial Owner:	Number of shares of Common Stock beneficially owned		Percentage of Outstanding Common Stock
DLJ Merchant Banking Partners III, L.P. and related investors(1)	35,966,117		96.4%
Robert L. Krakoff	1,257,732	(2)	3.4%
James M. Alic	412,011	(3)	1.1%
Joseph Loggia	250,000	(4)	*
David W. Montgomery	125,000	(5)	*
Eric I. Lisman	90,625	(6)	*
Douglas B. Fox	10,000	(7)	*
David M. Wittels(8) DLJ Merchant Banking Inc. Eleven Madison Avenue New York, New York 10010	—		—
OhSang Kwon(8) DLJ Merchant Banking Inc. Eleven Madison Avenue New York, New York 10010	—		—
All directors and officers as a group (8 persons)(8)	2,145,368		5.5%

*
Represents less than 1% of the outstanding shares of common stock

(1)
Consists of 35,100,000 shares held directly by DLJ Merchant Banking Partners III, L.P. and the following related investors: DLJ ESC II, L.P., DLJMB Funding III, Inc., DLJ Offshore Partners III, C.V., DLJ Offshore Partners III-1, C.V., DLJ Offshore Partners III-2, C.V., DLJMB Funding III, Inc. and DLJ Partners III GmbH & Co. KG and warrants to purchase 866,117 shares of common stock issued to DLJ Investment Partners, II, L.P. and the following related investors: DLJ ESC II, L.P., DLJ Investment Funding II, Inc. and DLJ Investment Partners, L.P. See "Item 13.—Certain Relationships and Related Party Transactions." The address of each of these investors is 11 Madison Avenue, New York, New York 10010, except that the address of Offshore Partners is John B. Gorsiraweg 14, Willemstad, Curacao, Netherlands Antilles.

(2)
Consists of 485,451 shares, warrants to purchase 116,031 shares and 656,250 shares issuable pursuant to stock options exercisable within 60 days.

(3)
Consists of 266,809 shares, warrants to purchase 34,787 shares and 110,415 shares issuable pursuant to stock options exercisable within 60 days.

(4)
Consists of 250,000 shares issuable pursuant to stock options exercisable within 60 days.

(5)
Consists of 125,000 shares issuable pursuant to stock options exercisable within 60 days.

(6)
Consists of 90,625 shares issuable pursuant to stock options exercisable within 60 days.

(7)
Consists of 10,000 shares issuable pursuant to stock options exercisable within 60 days.

(8)
Messrs. Wittels and Kwon are officers of DLJ Merchant Banking, Inc., an affiliate of the DLJ Merchant Banking funds and the DLJ Investment Partners funds. Shares shown for Messrs. Wittels and Kwon exclude shares shown as held by the DLJ Merchant Banking funds and the DLJ Investment Partners funds, as to which they disclaim beneficial ownership.

        Advanstar has no securities authorized for issuance under equity compensation plans; all equity issued as compensation consists of equity of Holdings.

Item 13.—CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Financial Advisory Fees and Agreements

        Credit Suisse First Boston, an affiliate of the DLJ Merchant Banking funds, has and will receive customary fees and reimbursement of expenses in connection with the arrangement and syndication of the credit facility and as a lender thereunder. Credit Suisse First Boston LLC, an affiliate of the DLJ Merchant Banking funds, acts as our financial advisor and acted as our financial advisor in connection with the Thomson acquisition, was one of the initial purchasers of the second priority senior secured notes issued in August and September of 2003 and was an initial purchaser of our senior subordinated notes and the parent company discount notes. We paid fees for these services of $7.3 million in 2001, $0.2 million in 2002 and $10.4 million in 2003, plus out-of-pocket expenses.

        Advanstar Holdings has agreed to pay Credit Suisse First Boston LLC an annual advisory fee of $0.5 million beginning October 11, 2000 until the earlier to occur of:

          (1)   an initial public offering of Advanstar Holdings;

          (2)   the date when the DLJ Merchant Banking funds own less than 16 2/3% of the shares of Advanstar Holdings' common stock held by them on the closing date of the Acquisition; and

          (3)   October 11, 2005.

        Advanstar Holdings is a holding company and has no direct material operations or source of cash to pay other than from Advanstar Communications Inc.

        Advanstar and its subsidiaries may from time to time enter into other investment banking relationships with Credit Suisse First Boston LLC or one of its affiliates pursuant to which Credit Suisse First Boston LLC or its affiliates will receive customary fees and will be entitled to reimbursement for all related disbursements and out-of-pocket expenses. We expect that any arrangement will include provisions for the indemnification of Credit Suisse First Boston LLC against a variety of liabilities, including liabilities under the federal securities laws.

Stockholders Agreement

        Advanstar Holdings, the DLJ Merchant Banking funds, the DLJ Investment Partners funds and the other stockholders of Advanstar Holdings (collectively, including Messrs. Krakoff and Alic, the "Advanstar Holdings Stockholders") entered into a stockholders' agreement at the closing of the DLJMB acquisition. The stockholders' agreement provides that any person acquiring shares of common stock of Advanstar Holdings who is required by the stockholders' agreement or by any other agreement or plan of Advanstar Holdings to become a party to the stockholders' agreement will execute an agreement to be bound by the stockholders' agreement. In April 2001, certain non-management Advanstar Holdings Stockholders sold an aggregate of 200,000 shares of Advanstar Holdings stock to an institutional investor. The new investor became a party to the stockholders' agreement in connection with the sale.

        The terms of the stockholders' agreement restrict transfers of shares of Advanstar Holdings capital stock by the Advanstar Holdings Stockholders, except to permitted transferees and subject to various exceptions. The agreement will permit:

  •
  the other stockholders to participate in specified sales of shares of Advanstar Holdings capital stock by the DLJ Merchant Banking funds,

  •
  the DLJ Merchant Banking funds to require the other stockholders to sell shares of Advanstar Holdings capital stock in specified circumstances should the DLJ Merchant Banking funds choose to sell any shares owned by them, and

  •
  the stockholders to purchase equity securities proposed to be issued by Advanstar Holdings to the DLJ Merchant Banking funds on a preemptive basis to maintain their percentage ownership interest.

        The stockholders' agreement also provides that the DLJ Merchant Banking funds have the right to select three of the five members of the board of directors of Advanstar Holdings, the DLJ Investment Partners funds will have the right to select one member so long as they maintain ownership of at least 50% of their initial ownership of senior discount notes of Advanstar, Inc. (and thereafter will have rights to an observer), and Mr. Krakoff will be the other director pursuant to the terms of his employment agreement. In addition, the DLJ Merchant Banking funds are permitted to expand Advanstar Holdings' board and select all of the additional directors. Messrs. Alic, Kwon and Wittels are the directors selected by the DLJ Merchant Banking funds.

        Under the stockholders' agreement, the Advanstar Holdings Stockholders entered into a registration rights agreement with Advanstar Holdings. Under that agreement, the DLJ Merchant Banking funds will have the right to six demand registrations (or five if the holders of the warrants issued with the parent company notes have exercised a demand), and the holders of the warrants issued with the parent company notes will have the right to one demand registration of common stock after an initial public offering. In addition, all of the holders will be entitled to piggyback registration rights, subject to customary cutback and deferral provisions. The agreement also provides that Advanstar Holdings will indemnify the parties against specified liabilities, including liabilities under the Securities Act.

Relationship with Advanstar.com

        Our affiliate, Advanstar.com, has developed vertical community web sites to serve industry sectors that we target and operates our event and publication-related web sites. We provide Advanstar.com with limited administrative support services in accounting, finance, legal, human resource management, information technology and business development. These services are charged to Advanstar.com based on level of activity. In addition, selected staff in editorial and other functions at Advanstar will be shared with Advanstar.com. To the extent the percentage of time devoted by our employees to Advanstar.com activities is significant, appropriate allocations of staff cost are made to Advanstar.com.

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

        In addition, we have provided funding to Advanstar.com to support its operations. We provided funding of approximately $16.6 million in 2001, $2.4 million in 2002 and $1.1 in 2003. We anticipate that we will provide an aggregate of approximately $2.6 million of additional funding in 2004.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

  Principal Accounting Fees and Services

        The Audit Committee engaged Pricewaterhouse Coopers LLP ("PwC") to perform an annual audit of Advanstar's financial statements in 2002 and 2003. The following table presents information concerning fees paid to PwC in each of those years.

	2002	2003
Audit fees(1)	$353,000	$642,300
Audit-related fees(2)	28,500	19,000
Tax fees(3)	229,000	299,000
All other fees	—	—

(1)
These are fees for professional services performed by PwC for (1) the annual audit and quarterly reviews of Advanstar's consolidated financial statements, (2) statutory audits for subsidiaries outside of the United States, (3) assistance with filings related to our debt offerings, and (4) assistance with filings related to our acquisition of the Thomson publications.

(2)
These are fees for assurance and related services performed by PwC that are reasonably related to the performance of the audit or review of Advanstar's financial statements but not described in item (1) above, primarily attributable to audits of our employee benefit plan.

(3)
These are fees for professional services performed by PwC with respect to tax compliance, tax advice and tax planning. This includes tax preparation and review services performed in connection with our federal, state and foreign tax returns and tax advice and assistance regarding statutory, regulatory or administrative developments.

  Pre-approval Policies and Procedures

        The Audit Committee has adopted policies and procedures for pre-approving all non-audit work performed by PricewaterhouseCoopers LLP after January 1, 2003. Specifically, the policies and procedures prohibit PricewaterhouseCoopers LLP from performing any services for Advanstar or its subsidiaries without the prior specific approval of the audit committee, except that the audit committee pre-approved the use of PricewaterhouseCoopers LLC for the following service categories of non-audit service: audit related services in aggregate not to exceed $120,000; U.S. tax planning and compliance in aggregate not to exceed $285,000; other tax services in aggregate not to exceed $140,000; other non-audit services in aggregate not to exceed $50,000. Services in excess of these limits must have prior specific approval by the audit committee.

        All services provided by PricewaterhouseCoopers LLC in 2003 were pre-approved by the audit committee pursuant to the approval policies described above. None of such services were approved pursuant to the procedures described in Rule 2-01(c)(7)(i)(C) of Regulation S-X, which waives the general requirement for pre-approval in certain circumstances.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a. Documents Filed as Part of this Report:

  1. Financial Statements:

  2. Financial Statement Schedules:

          The following schedule is included in this Annual Report on the page indicated

Schedule II—Valuation and Qualifying Accounts	II-1

Report of Independent Auditors

To the Stockholder and Board of Directors
of Advanstar Communications Inc.

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Advanstar Communications Inc., a wholly owned subsidiary of Advanstar, Inc., and its Subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001.

        As discussed in Note 3, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

/s/PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 20, 2004

Advanstar Communications Inc.
Consolidated Balance Sheets
December 31, 2003 and 2002

	2003	2002
	(in thousands of dollars, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$29,274	$18,930
Accounts receivable, net of allowance of $1,006 and $1,049 at December 31, 2003 and 2002	34,560	23,024
Prepaid expenses	8,987	9,757
Other	1,771	1,208

Total current assets	74,592	52,919
Property, plant and equipment, net	23,886	23,499
Intangible and other assets
Goodwill	742,496	660,808
Intangibles and other, net	144,111	128,800

Total intangible and other assets, net	886,607	789,608

	$985,085	$866,026

Liabilities and Stockholder's Equity
Current liabilities
Current maturities of long-term debt	$3,700	$17,400
Accounts payable	29,460	19,372
Accrued compensation	6,940	6,320
Other accrued expenses	26,371	24,794
Deferred revenue	60,898	53,039

Total current liabilities	127,369	120,925
Long-term debt, net of current maturities	622,369	540,300
Deferred income taxes	6,990	—
Other long-term liabilities	5,322	4,374
Due to parent	3,650	4,492
Minority interests	10,089	9,782
Commitments and contingencies (Note 10)
Stockholder's equity
Common stock, $.01 par value, 40,000,000 shares authorized; 1,000,000 shares issued and outstanding at December 31, 2003 and 2002	10	10
Capital in excess of par value	447,367	387,367
Accumulated deficit	(241,594)	(192,146)
Accumulated other comprehensive income (loss)	3,513	(9,078)

Total stockholder's equity	209,296	186,153

	$985,085	$866,026

The accompanying notes are an integral part of these consolidated financial statements.

Advanstar Communications Inc.
Consolidated Statements of Operations
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(in thousands of dollars)
Revenue	$323,673	$307,183	$346,997
Operating expenses
Cost of production (excluding depreciation)	68,524	62,838	71,246
Selling, editorial and circulation (excluding depreciation)	133,333	124,845	148,746
General and administrative (excluding depreciation)	34,555	35,027	35,697
Restructuring charge	2,692	—	—
Funding of affiliated dot.com company operations (Note 13)	1,121	39,587	—
Amortization of goodwill and other intangibles	48,291	59,899	85,949
Depreciation	8,312	9,233	8,312

Total operating expenses	296,828	331,429	349,950

Operating income (loss)	26,845	(24,246)	(2,953)
Other income (expense)
Interest expense, net	(58,103)	(51,211)	(55,499)
Write-off of deferred financing costs	(11,324)	—	(4,038)
Other income (expense), net	486	2,931	788

Loss before income taxes, minority interests, and cumulative effect of accounting change	(42,096)	(72,526)	(61,702)
Income tax provision (benefit)	6,725	(15,478)	(12,648)
Minority interests	(627)	(474)	(156)

Loss before cumulative effect of accounting change	(49,448)	(57,522)	(49,210)
Cumulative effect of accounting change, net of tax and minority interest	—	(66,817)	(552)

Net loss	$(49,448)	$(124,339)	$(49,762)

The accompanying notes are an integral part of these consolidated financial statements.

Advanstar Communications Inc.
Consolidated Statements of Stockholder's Equity
Years Ended December 31, 2003, 2002 and 2001

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount				Total
	(in thousands of dollars)
Balances at December 31, 2000	1,000,000	$10	$352,592	$(18,045)	$904	$335,461
Comprehensive loss
Net loss	—	—	—	(49,762)	—
Translation adjustment	—	—	—	—	(2,712)
Change in unrealized loss on derivative financial instruments, net of tax	—	—	—	—	(4,184)
Total comprehensive loss						(56,658)
Capital contribution	—	—	34,775	—	—	34,775
Advances and notes due from affiliate (Note 12)	—	—	(37,192)	—	—	(37,192)

Balances at December 31, 2001	1,000,000	10	350,175	(67,807)	(5,992)	276,386
Comprehensive loss
Net loss	—	—	—	(124,339)	—
Translation adjustment	—	—	—	—	(2,920)
Change in unrealized loss on derivative financial instruments	—	—	—	—	(166)
Total comprehensive loss						(127,425)
Provision for advances and notes due from affiliate (Note 12)	—	—	37,192	—	—	37,192

Balances at December 31, 2002	1,000,000	10	387,367	(192,146)	(9,078)	186,153
Comprehensive loss
Net loss	—	—	—	(49,448)	—
Translation adjustment	—	—	—		8,283
Change in unrealized loss on derivative financial instruments	—	—	—	—	4,308
Total comprehensive loss						(36,857)
Contribution of capital from parent	—	—	60,000	—	—	60,000

Balances at December 31, 2003	1,000,000	$10	$447,367	$(241,594)	$3,513	$209,296

The accompanying notes are an integral part of these consolidated financial statements.

Advanstar Communications Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(in thousands of dollars)
Cash flows from operating activities
Net loss	$(49,448)	$(124,339)	$(49,762)
Adjustments to reconcile net loss to net cash provided by operating activities
Provision for notes and advances from affiliated dot.com company (Note 13)	—	37,192	—
Cumulative effect of accounting change—transitional goodwill impairment	—	66,817	—
Write-off of deferred financing costs	11,324	—	4,038
Depreciation and amortization	56,603	69,132	94,261
(Gain) loss on derivative financial instruments	(772)	(1,236)	1,075
Undistributed earnings of minority interest holders	627	474	156
Noncash interest	3,363	2,698	2,378
Loss (gain) on disposition of business and other	661	22	11
Provision for bad debts	578	1,639	2,768
Deferred income taxes	6,990	(16,605)	(14,925)
Changes in operating assets and liabilities
Accounts receivable	(365)	(1,955)	5,498
Inventories	188	269	145
Prepaid expenses	844	2,131	4,762
Accounts payable and accrued expenses	16,167	(12,114)	11,850
Deferred revenue	1,525	(2,654)	(14,804)
Other	(2,437)	2,804	(5,638)

Net cash provided by operating activities	45,848	24,275	41,813

Cash flows from investing activities
Additions to property, plant and equipment	(7,608)	(7,216)	(7,935)
Acquisitions of publications and trade shows, net of cash acquired	(137,728)	(23,972)	(14,158)
Increase in advances and notes due from affiliate	—	—	(20,024)
Proceeds from sale of assets and other	3	33	384

Net cash used in investing activities	(145,333)	(31,155)	(41,733)

Cash flows from financing activities
Proceeds from revolving credit loan	21,000	11,100	37,000
Payments on revolving credit loan	(50,100)	(8,000)	(3,000)
Proceeds from long-term debt	431,050	—	160,000
Payments of long-term debt	(333,525)	(16,200)	(195,000)
Capital contribution from parent	60,000	—	34,775
Deferred financing costs	(16,962)	(1,785)	(9,001)
Dividends paid to minority interest holders	(1,227)	(503)	—

Net cash provided by (used in) financing activities	110,236	(15,388)	24,774

Effect of exchange rate changes on cash	(407)	(3,438)	2,107

Net increase (decrease) in cash and cash equivalents	10,344	(25,706)	26,961
Cash and cash equivalents
Beginning of year	18,930	44,636	17,675

End of year	$29,274	$18,930	$44,636

The accompanying notes are an integral part of these consolidated financial statements.

Advanstar Communications Inc.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

1.     Nature of Business

        The accompanying consolidated financial statements include the accounts of Advanstar Communications Inc., a wholly owned subsidiary of Advanstar, Inc. ("Parent"), and its majority owned subsidiaries (collectively, "Advanstar" or the "Company"). All intercompany accounts and transactions between consolidated entities have been eliminated.

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

Property, Plant and Equipment

        Property, plant and equipment consisted of the following at December 31:

	2003	2002
	(in thousands of dollars)
Land and improvements	$2,495	$2,416
Buildings	5,327	5,097
Furniture, machinery and equipment	36,818	30,830
Leasehold improvements	5,390	4,325

	50,030	42,668
Accumulated depreciation	(26,144)	(19,169)

Property, plant and equipment, net	$23,886	$23,499

        Property, plant and equipment is stated at its original cost and is depreciated on the straight-line basis over the following estimated useful lives:

Land improvements	10-15 years
Buildings	20-40 years
Furniture, machinery and equipment	3-10 years
Leasehold improvements	Shorter of useful life or lease term

        Maintenance and repairs are charged to expense as incurred. Major betterments and improvements which extend the useful life of the item are capitalized and depreciated. The cost and accumulated depreciation of property, plant and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to operations.

Intangible and Other Assets

        Trade exhibitor and advertiser lists are amortized on a double-declining balance method over six years and five years, respectively. For periods prior to April 1, 2001, trade exhibitor and advertiser lists were amortized using the straight-line method over eight years. Subscriber lists and other intangible assets are being amortized on a straight-line basis over three to ten years. Trademarks and trade names are being amortized on a straight-line basis over 20 years.

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Effective with the adoption of this standard, the Company no longer amortizes goodwill. For periods prior to January 1, 2002, goodwill was amortized on a straight-line basis over an average of 23 years. Goodwill is recorded in the accompanying consolidated balance sheets net of accumulated amortization of $39.3 million at December 31, 2003 and 2002, respectively.

Impairment of Long-Lived Assets and Goodwill

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

        Under SFAS No. 142, the Company evaluates goodwill for impairment annually using a two-step test based upon a fair value approach. The first step is used to identify a potential impairment, while the second step calculates the amount of impairment, if any. Additionally, goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Prior to January 1, 2002, the Company evaluated goodwill for impairment using the method described in the preceding paragraph.

Accrued Expenses

        Accrued expenses consisted of the following at December 31:

	2003	2002
	(in thousands of dollars)
Derivative instruments	$1,535	$5,849
Interest	12,958	8,958
Security deposits	3,661	3,125
Benefits and severance	1,206	1,755
Taxes	4,660	4,166
Other	2,351	941

	$26,371	$24,794

Revenue Recognition

        Trade show and conference revenue is recognized in the accounting period in which the event is conducted. Subscription revenue is recognized on a pro rata basis as publications are issued to fulfill the subscription obligations. Advertising revenue is recognized when the publication with the respective advertisement is issued. Deferred revenue is recorded when cash is received in advance of when the event is held or the publication is issued.

        Deferred revenue consisted of the following at December 31:

	2003	2002
	(in thousands of dollars)
Deferred trade show and conference revenue	$49,480	$49,752
Deferred advertising and subscription revenue	11,418	3,287

Total deferred revenue	$60,898	$53,039

Foreign Currency Translation

        The Company accounts for translation adjustments related to its investments in foreign entities in accordance with SFAS No. 52, Foreign Currency Translation. Local currencies are considered the functional currencies outside of the U.S. Generally, income and expense items are translated at average rates of exchange prevailing during the year. For operations in local currency environments, assets and liabilities are translated at year end exchange rates with cumulative translation adjustments included as a component of stockholder's equity.

Financial Derivative Instruments

        Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which required derivative instruments to be recorded on the balance sheet at fair value. Changes in the fair value of derivative financial instruments must be recognized currently in earnings unless specific hedge accounting criteria are met. For those instruments which meet the hedging criteria, gains and losses will be recognized in other comprehensive income rather than in earnings.

        The Company's adoption of SFAS No. 133 on January 1, 2001, resulted in a reduction in income of approximately $0.6 million, net of tax, reported as a cumulative effect of accounting change and a reduction to other comprehensive income of approximately $0.2 million, net of tax.

Stock-Based Compensation

        As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for stock options and awards to employees under the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

        If the Company had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123, net loss would have been increased to the pro forma amounts indicated in the table below for the years ended December 31:

	2003	2002	2001
	(in thousands of dollars)
Net loss—as reported	$(49,448)	$(124,339)	$(49,762)
Less: Pro forma stock-based employee compensation cost	(2,400)	(2,133)	(2,090)

Net loss—pro forma	$(51,848)	$(126,472)	$(51,852)

        See Note 7 for further discussion of the Company's stock compensation plans.

Comprehensive Income (Loss)

        The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income. This statement established rules for the reporting of comprehensive income (loss) and its components. Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and changes in unrealized loss on derivative financial instruments, and is presented in the accompanying consolidated statements of stockholder's equity.

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

New Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities, which addressed accounting for special-purpose and variable interest entities. This interpretation was effective for financial statements issued after December 31, 2002. In September 2003, the FASB issued a Staff Position to allow a deferment of the effective date to the end of the first interim or annual period ending after December 15, 2003, if certain conditions were met. In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities, which addresses accounting for special-purpose and variable interest entities and which superseded Interpretation No. 46. The provisions of Interpretation No. 46R are effective for the Company in the first quarter of 2005. Specifically, based upon the Company's preliminary analysis, the Company believes that it will be required to consolidate the operations of Advanstar.com effective January 1, 2005. If the Company consolidates Advanstar.com, management believes the effect of adoption will be to reduce the amount of Advanstar.com losses included in the Company's operating results. The Company does not expect this consolidation to have a material effect on its financial position, results of operations or cash flows.

        In May 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS No. 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS No. 145 effective January 1, 2003. The adoption of SFAS No. 145 resulted in reclassification of the 2001 extraordinary item, net of income tax, into other income (expense). The effect of this reclassification was to increase the (loss) income before income taxes, minority interests, and cumulative effect of accounting change by $4.0 million and to increase the income tax benefit of $1.5 million. This reclassification had no effect on the previously reported 2001 net loss.

3.     Goodwill and Other Intangible Assets

        Effective January 1, 2002, the Company adopted SFAS No. 142, which established new standards related to how acquired goodwill and indefinite-lived intangible assets are to be recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements.

        Effective with the adoption of this standard, the Company no longer amortizes goodwill. Instead, SFAS No. 142 requires acquired goodwill to be periodically evaluated for impairment. Upon adoption of the standard, the Company engaged an appraiser to assist in completing a transitional impairment test for its acquired goodwill using a discounted cash flow model. As a result of the impairment analysis, the Company recorded a goodwill impairment charge of $70.9 million in the first quarter of 2002. After minority interest effect of $4.1 million, the net charge was $66.8 million. This charge was attributable to an impairment of the carrying value of goodwill in the Company's trade show operating segment which management believes resulted from a slow-down in the economy and its associated impact on the trade show business. The net charge of $66.8 million was reported as a cumulative effect of a change in accounting principle. There was no income tax effect associated with this impairment charge.

        On a prospective basis, the Company is required to test acquired goodwill on an annual basis based upon a fair value approach. Additionally, goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

        On July 1, 2003 the Company engaged an appraiser to assist in completing its annual goodwill impairment test of each of its three reporting units. Based on this valuation, which utilized a discounted cash flow method, there was no impairment of goodwill indicated.

        The following table represents a reconciliation of loss before cumulative effect of accounting change and net (loss) income adjusted for the exclusion of goodwill amortization, net of tax, for the year ended December 31, 2001:

(in thousands of dollars)
Reported loss before cumulative effect of accounting change	$(49,210)
Add: Goodwill amortization, net of tax	22,738

Pro forma loss before cumulative effect of accounting change	$(26,472)

Reported net loss	$(49,762)
Add: Goodwill amortization, net of tax	22,738

Pro forma net loss	$(27,024)

        The changes in the carrying amount of goodwill for the year ended December 31, 2003, by operating segment, are as follows:

	Trade Shows and Conferences	Trade Publications	Marketing Services	Totals
	(in thousands of dollars)
Balances at December 31, 2001	$557,109	$131,932	$30,345	$719,386
Goodwill acquired or finally allocated during the period	6,350	5,482	495	12,327
Transition impairment loss	(70,905)	—	—	(70,905)

Balances at December 31, 2002	492,554	137,414	30,840	660,808
Goodwill acquired or finally allocated during the period	(1,351)	75,685	—	74,334
Goodwill allocated to business disposition	(787)	(639)	—	(1,426)
Foreign currency translation	6,679	1,863	238	8,780

Balances at December 31, 2003	$497,095	$214,323	$31,078	$742,496

        Intangible and other assets consist of the following at December 31:

	2003	2002
	(in thousands of dollars)
Trade exhibitor lists	$161,558	$161,492
Advertiser lists	62,501	39,673
Subscriber lists	28,749	23,978
Trade names and trademarks	18,016	—
Other intangible assets	21,593	8,097
Deferred financing costs	21,942	22,367

	314,359	255,607
Accumulated amortization	(170,248)	(126,807)

Total intangible and other assets, net	$144,111	$128,800

        The allocated fair value of intangible assets acquired during 2003 and 2002 was as follows:

	2003	2002
	(in thousands of dollars)
Trade exhibitor lists	$—	$1,636
Advertiser lists	24,419	6,728
Subscriber lists	5,091	1,796
Trade names and trademarks	17,948	—
Other intangible assets	14,752	3,298

	$62,210	$13,458

        Amortization expense related to intangible assets for 2003, 2002 and 2001 was $48.3 million, $59.9 million and $61.1 million, respectively.

        Estimated amortization expense of intangible assets for the next five years is as follows:

(in thousands of dollars)
2004	$45,788
2005	38,616
2006	28,933
2007	7,292
2008	2,025

4.     Acquisitions

        All acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the dates of the acquisitions. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill. Results of operations for these acquisitions have been included in the accompanying consolidated financial statements since their respective dates of acquisition.

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

        On January 9, 2002, the Company acquired AIIM International Exposition and Conference for approximately $11.9 million in cash and assumed liabilities.

        On October 3, 2002, the Company acquired HT—the Magazine for Healthcare Travel Professionals for approximately $11.1 million in cash and assumed liabilities.

        From January 1, 2002 through December 31, 2002, the Company completed two other acquisitions of publishing properties with a cumulative purchase price of $1.0 million in cash.

        From January 1, 2003 through December 31, 2003, the Company acquired intangible assets, primarily customer relationships, of approximately $0.7 million in cash and paid an additional $0.5 million contingent purchase price related to its 2002 acquisition of HT—the Magazine for Healthcare Travel Professionals.

        On October 1, 2003, the Company purchased a portfolio of healthcare industry magazines and related custom service projects from the Thomson Corporation and its subsidiaries ("Thomson") for $150.7 million, including $136.5 million in cash (including related fees and expenses) and $14.1 million of liabilities assumed.

        The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the Thomson acquisition at October 1, 2003.

(in thousands of dollars)
Current assets	$12,878
Property, plant and equipment	1,233
Intangible assets
Advertiser lists	23,842
Subscriber lists	5,091
Trade names and trademarks	17,948
Noncompetition agreement	13,591
Other intangible assets	957
Goodwill	75,110

Total assets acquired	150,650

Current liabilities	14,111

Total liabilities assumed	14,111

Net assets acquired	$136,539

        The $61.4 of intangible assets have a weighted average useful life of approximately nine years.

        Current liabilities of $14.1 million assumed, include approximately $1.0 million of severance costs pursuant to the Company's plan to sever certain employees of Thomson. All effected employees were severed as of December 31, 2003. The balance of accrued severance at December 31, 2003, was $1.0 million. The following are unaudited pro forma operating results as if the Thomson acquisition had taken place at January 1, 2002. The pro forma operating results related to all other 2002 and 2001 acquisitions discussed above were immaterial.

	2003	2002
	(in thousands of dollars)
Revenue	$387,072	$394,685
Loss before cumulative effect of accounting change	(59,561)	(66,269)
Net loss	(59,561)	(133,086)

5.     Financial Derivative Instruments

        The Company uses derivative instruments to manage exposure to interest rate and foreign currency risks. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impact of these exposures.

Interest Rate Risk

        Variable rate debt instruments are subject to interest rate risk. In 2001 the Company entered into an interest rate collar agreement expiring February 2004, to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The effective portion of the cumulative gain or loss on interest rate collar agreement is reported as a component of accumulated other comprehensive income in stockholder's equity and is recognized in earnings as the underlying interest expense is incurred. The ineffective portion of the interest rate collar and swap agreements is recognized in current earnings. The Company uses a portion of these agreements as hedges of the Company's second priority senior secured floating rate notes described below. Gains and losses on the undesignated portion of these agreements at the end of each fiscal quarter (which are calculated as the net amount payable upon termination at the date of determination), will be recognized in current earnings.

        In May 2003 the Company entered into an interest rate swap agreement expiring November 2005, and subsequently terminated the agreement in December 2003. The net gain at termination of approximately $0.2 million will continue to be reported in accumulated other comprehensive income and amortized into earnings over the original contract term.

        In connection with the Company's private placement of $360 million of second priority senior secured notes in August 2003 and the use of proceeds therefrom to repay and terminate all outstanding term A loans under its credit facility and all but $25.0 million of the outstanding term B loans under its credit facility (Note 6), the Company reclassified approximately $1.8 million of deferred losses previously reported as a component of accumulated other comprehensive income into other expense in the quarter ended September 30, 2003.

Foreign Currency Risk

        Certain forecasted transactions are exposed to foreign currency risk. Foreign currencies hedged are the Euro, British Pound Sterling and the Brazilian Real. These forward contracts are not designated as hedging instruments under SFAS No. 133 but are used to manage the impact of the variability in exchange rates. Changes in the fair value of these foreign exchange contracts are recognized in current earnings.

        At December 31, 2003, the Company had foreign exchange derivative contracts to sell with a notional amount totaling $7.5 million and to buy totaling $2.4 million. The estimated fair value of the foreign exchange contracts based upon market quotes was a net liability of $0.1 million at December 31, 2003.

  Accumulated Other Comprehensive Income (Loss)

        The following table summarizes the effects of SFAS No. 133 on the Company's accumulated other comprehensive income at December 31, 2003 and 2002:

	Interest Rate Collar Agreements	Foreign Exchange Contracts	Total
	(in thousands of dollars)
Accumulated other comprehensive (loss) income balance at December 31, 2001	$(4,189)	$5	$(4,184)
Unwound from accumulated other comprehensive income (loss) during the period	6,856	(5)	6,851
Mark to market hedge contracts	(7,017)	—	(7,017)

Accumulated other comprehensive loss balance at December 31, 2002	(4,350)	—	(4,350)
Unwound from accumulated other comprehensive income during the period	5,739	—	5,739
Mark to market hedge contracts	(1,431)	—	(1,431)

Accumulated other comprehensive loss balance at December 31, 2003	$(42)	$—	$(42)

        At December 31, 2003, the Company estimates that it will reclassify out of accumulated other comprehensive income approximately $0.2 million of deferred losses into earnings within the next 12 months.

        The fair value of the Company's derivatives was a net liability position of $1.5 million and $6.6 million at December 31, 2003 and 2002, respectively, of which $1.5 million and $5.8 million is included in accrued liabilities at December 31, 2003 and 2002, respectively, and $0.8 million is included in other long-term liabilities at December 31, 2002, in the accompanying consolidated balance sheets.

Statement of Operations

        The following tables summarize the effects of SFAS No. 133 on the Company's statement of operations related to the ineffective portion of the Company's interest rate collar agreements and changes in the fair value of foreign exchange contracts not designated as hedging instruments for the years ended December 31, 2003 and 2002:

	Interest Rate Collar Agreements	Foreign Exchange Contracts	Total
	(in thousands of dollars)
Year ended December 31, 2003
Other income (expense)	$1,178	$(96)	$1,082

Total statement of operations impact before taxes	$1,178	$(96)	$1,082

Year ended December 31, 2002
Other (expense) income	$(105)	$649	$544

Total statement of operations impact before taxes	$(105)	$649	$544

6.     Debt

Credit Facility

        The credit facility (the "Credit Facility") consisted of (i) $415.0 million of term loans A and B payable in quarterly installments through October 11, 2007, and (ii) $80.0 million of revolving loans availability through April 11, 2007. The Credit Facility contained restrictive covenants which required the Company to, among other things, maintain a maximum quarterly leverage ratio (as defined) that declined quarterly through the fourth quarter of 2004, and maintain a minimum fixed charge ratio (as defined).

        In connection with its private placement in August 2003 described below, the Company and the lenders amended its Credit Facility to permit the private placement and the proposed use of the proceeds thereof, to eliminate the leverage ratio covenant and amended certain other covenants contained in the Credit Facility and reduce the revolving loan commitments thereunder from $80.0 million to $60.0 million. Failure of the Company to comply with the current covenants may cause an event of default under the Credit Facility. Borrowings under the Credit Facility are collateralized by substantially all of the Company's assets.

Senior Secured Notes

        On August 18, 2003, the Company issued $360.0 million of second priority senior secured notes (the "August senior secured notes"). On September 25, 2003, the Company issued an additional $70.0 million of second priority senior secured notes (the "September senior secured notes") which were issued at a premium (together with the August senior secured notes, the "Senior Secured Notes"). The Senior Secured Notes were issued in two tranches: $130.0 million of Second Priority Senior Secured Floating Rate Notes due 2008, which require quarterly amortization equal to 0.25% of the principal amount thereof (the "floating rate notes"), and $300.0 million of 10.75% Second Priority Senior Secured Notes due 2010. Interest on the floating rate notes is payable at a rate equal to three-month LIBOR, which is reset quarterly, plus 7.5%. Each tranche of the notes is collateralized by second priority liens on substantially all the collateral pledged against borrowings under the Company's Credit Facility (other than the capital stock of certain of its subsidiaries and assets of its parent companies). The notes contain restrictive covenants that, among other things, limit the Company's ability to incur debt, pay dividends and make investments. The Company entered into a registration rights agreement in connection with the private placement pursuant to which the Company has registered substantially all of the notes.

        The Company used the net proceeds from the August senior secured notes offering to repay and terminate all outstanding term A loans under its credit facility and all but $25.0 million of the outstanding term B loans and a portion of its revolving credit borrowings under its Credit Facility. The Company used the net proceeds of the September senior secured notes offering to acquire a portfolio of healthcare industry magazines and related custom service projects from the Thomson Corporation (Note 4).

        The Senior Secured Notes are fully and unconditionally guaranteed on a senior basis, jointly and severally, by the Company's wholly owned domestic subsidiaries. The financial covenants under the Senior Secured Notes include limitations on certain asset dispositions, payments, debt incurrence, dividends and other restricted payments.

Senior Subordinated Notes

        The Company's $160.0 million unsecured, 12% senior subordinated notes due 2011 (the "Senior Subordinated Notes") require semiannual interest-only payments on February 15 and August 15 of each year. The Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by the Company's wholly owned domestic subsidiaries. The financial covenants under the Senior Subordinated Notes include limitations on certain asset dispositions, payments, debt incurrence, dividends and other restricted payments.

        Long-term debt consists of the following at December 31 (in thousands):

	2003	2002
	(in thousands of dollars)
Term loan A, interest at LIBOR plus 3.75%	$—	$75,000
Term loan B, interest at LIBOR plus 4.50%; 5.64% at December 31, 2003, due quarterly through October 11, 2008	25,000	280,800
Revolving credit loan, interest at LIBOR plus 3.75%; 4.87% and 4.66% at December 31, 2003 and 2002, respectively, due April 11, 2007	8,000	37,100
Second priority senior secured floating rate notes, interest at LIBOR plus 7.5%, due 2008	129,675	—
10.75% Second priority senior secured notes, due 2010, plus unamortized premium of $994 at December 31, 2003	300,994	—
12% Senior subordinated notes, due 2011	160,000	160,000
Acquisition note payable, interest at 5.5%, due monthly through 2004	2,000	4,000
Acquisition note payable, interest at 6%, due April 1, 2004	400	800

	626,069	557,700
Less: Current maturities	(3,700)	(17,400)

	$622,369	$540,300

        Based on the borrowing rates currently available to the Company for debt instruments with similar terms and average maturities, the fair value of long-term debt exceeded its carrying value by approximately $33.2 million at December 31, 2003, and the fair value of long-term debt was below its carrying value by approximately $35.2 million at December 31, 2002.

        Cash paid for interest for the years ended December 31, 2003, 2002 and 2001, was approximately $51.1 million, $49.1 million and $45.7 million, respectively.

        Annual maturities of long-term debt for the next five years (excluding amortization of premium) are as follows:

(in thousands of dollars)
2004	$3,700
2005	1,300
2006	1,300
2007	9,300
2008	149,475
Thereafter	460,000

$625,075

7.     Stockholder's Equity

2000 Management Incentive Plan

        On October 12, 2000, Advanstar Holdings Inc. ("Holdings"), the Parent company of Advanstar, Inc., adopted the 2000 Management Incentive Plan. A maximum of 4,047,789 shares of Holdings are authorized for grant to participants under the 2000 Management Incentive Plan. Options are granted by Holdings' board of directors at an exercise price of not less than the fair value of

Holdings common stock at the date of grant and vest over a maximum of nine years. Shares available for grant under the 2000 Management Incentive Plan totaled 204,039 at December 31, 2003.

        For purposes of computing compensation cost of stock options granted, as summarized in Note 2, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

	2003	2002	2001
Expected dividend yield	—	—	—
Expected stock price volatility	36.0%	37.6%	76.8%
Risk-free interest rate	3.8%	5.0%	4.9%
Expected life of options	7.0 years	7.0 years	7.5 years

        The Company uses comparable public companies in its industry for estimating its expected stock price volatility. The Company has not declared or paid any cash dividends in the past. Under terms of the Company's Credit Facility, the Company is prohibited from paying cash dividends without prior approval of the lenders, as defined in the Credit Facility.

        A summary of stock option activity under the Plan and the 2000 Management Incentive Plan is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2000	3,255,000	$10.00
Granted	115,000	10.00
Cancelled	(445,000)	10.00

Outstanding at December 31, 2001	2,925,000	10.00
Granted	575,000	10.00
Cancelled	(256,250)	10.00

Outstanding at December 31, 2002	3,243,750	10.00
Granted	600,000	10.00
Cancelled	—	—

Outstanding at December 31, 2003	3,843,750	$10.00

        At December 31, 2003 and 2002, the outstanding stock options had a weighted average remaining contractual life of 7.6 and 8.1 years, respectively, and an exercise price of $10.00 per option. Of the options outstanding at December 31, 2003 and 2002, 1,596,600 and 1,013,500, respectively, were exercisable. The weighted average fair value of grants, as estimated using the Black-Scholes option pricing model, for the years ended December 31, 2003, 2002 and 2001, was $5.34, $5.42 and $5.62 per option, respectively.

8.     401(k) Plan

        The Company has a 401(k) savings plan and trust (the "401(k) Plan") available to employees of the Company and its domestic subsidiaries. All domestic employees who have completed one year of service and are at least 21 years of age are eligible to participate in the 401(k) Plan. The Company is required to make a matching contribution to the 401(k) Plan and may also make discretionary contributions to the 401(k) Plan. Eligible employees are vested 100% in their own contributions. Contributions made by the Company vest in equal installments over five years. Total contribution expense was $1.2 million for the year ended December 31, 2003, $1.2 million for the year ended December 31, 2002, and $1.3 million for the year ended December 31, 2001.

9.     Income Taxes

        The Company's taxable income or loss is included in the consolidated federal income tax return of the Parent. Federal income taxes are paid to or refunded by the Parent pursuant to the terms of a tax-sharing agreement under which taxes approximate the amount that would have been computed on a separate company basis. Taxes payable to the Parent of approximately $6.6 million at December 31, 2003, are included in due to Parent in the accompanying consolidated balance sheet.

        Cash paid for income taxes during the years ended December 31, 2003, 2002 and 2001, was approximately $0.3 million, $0.8 million and $1.2 million, respectively.

        The summary of income (loss) before provision (benefit) for income taxes, minority interests and accounting change were as follows for the years ended December 31:

	2003	2002	2001
	(in thousands of dollars)
Domestic	$(37,586)	$(72,369)	$(57,455)
Foreign	(4,510)	(157)	(4,247)

	$(42,096)	$(72,526)	$(61,702)

        The (benefit) provision for income taxes is comprised of the following for the years ended December 31:

	2003	2002	2001
	(in thousands of dollars)
Current
Federal	$—	$(820)	$—
State	—	59	—
Foreign	(265)	1,888	2,277
Deferred	6,990	(16,605)	(14,925)

Total provision (benefit)	$6,725	$(15,478)	$(12,648)

        The Company accounts for income taxes following the provisions of SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of differing amounts that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

        Significant components of the Company's deferred income taxes were as follows at December 31:

	2003	2002
	(in thousands of dollars)
Net current deferred tax asset
Accounts receivable	$15,287	$14,845
Accrued expenses and other	4,789	2,474
Prepaid and other	(3,196)	(3,186)

Total net current deferred tax asset	16,880	14,133
Net noncurrent deferred tax asset
Property, plant and equipment	575	1,128
Identifiable intangible assets	5,230	(9,214)
Goodwill	(6,990)	3,955
U.S. net operating loss carryforwards	21,132	12,008
Foreign jurisdiction net operating loss carryforwards	7,616	5,664
Financial derivatives	1,075	1,933
AMT credit carryforwards	453	453

Total net noncurrent deferred tax asset	29,091	15,927
Valuation allowance	(52,961)	(30,060)

Net deferred income tax assets (liabilities)	$(6,990)	$—

        Prior to December 31, 2002, the Company had a net deferred tax liability in the U.S. tax jurisdiction and management expected the Company's deferred tax assets to be realized through offset against reversals of the Company's deferred tax liabilities. However at December 31, 2002, the Company had a net deferred tax asset of approximately $30.1 million. The increase in net deferred tax assets resulted primarily from the accelerated amortization of intangible assets and the write down of the carrying value of goodwill for financial reporting purposes. The Company has established a valuation allowance to offset all of these net deferred tax assets due to uncertainty about ultimate realization. During 2003, the continuing amortization of goodwill for income tax purposes resulted in the reduction in tax basis of goodwill to a tax effected amount $7.0 million less than the carrying value of goodwill for financial reporting purposes at December 31, 2003. Because goodwill is not amortized for financial reporting purposes, the Company has established a deferred tax liability equal to this basis difference and has increased the valuation allowance by the same amount.

        At December 31, 2003 and 2002, the Company had net operating loss carryforwards of approximately $73.7 million and $48.7 million, respectfully. Of these losses, approximately $19.0 million and $14.2 million are related to losses generated by the Company's operations in foreign tax jurisdictions whose use are subject to the tax laws of such foreign jurisdictions and will be limited by the ability of such foreign entities to generate taxable income. Of the total operating loss carryforwards, approximately $19.0 million have no expiration date and approximately $54.7 million expire at various dates beginning in 2021.

        A reconciliation of the Company's provision (benefit) for income taxes at the federal statutory rate to the reported income tax provision (benefit) is as follows:

		2002
	2003	Income (Loss) Before Tax Provision, Minority Interests, Extraordinary Items, and Accounting Change	Cumulative Effect of Accounting Change, Net of Tax and Minority Interest	Total	2001
	(in thousands of dollars)
Income tax benefit at statutory rates	$(14,734)	$(25,384)	$(23,386)	$(48,770)	$(21,555)
Nondeductible amortization	—	—	—	—	7,270
Nondeductible goodwill impairment	—	—	9,790	9,790	—
Change in valuation allowance	22,901	10,817	15,266	26,083	2,754
State taxes, net of federal benefit	(1,052)	(1,813)	(1,670)	(3,483)	(1,612)
Foreign provision in excess of U.S. rates	(530)	260	—	260	684
Other, net	140	642	—	642	(189)

Provision (benefit) for income taxes	$6,725	$(15,478)	$—	$(15,478)	$(12,648)

10.   Commitments and Contingencies

Leases

        The Company has long-term operating leases for office space and office equipment. The leases generally require the Company to pay maintenance, insurance, taxes and other expenses in addition to minimum annual rentals. Building and equipment rent expense, including an allocation of certain facility operating expenses, was $7.8 million, $7.4 million and $7.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. Future minimum rent commitments under operating leases with initial terms of one year or more are as follows:

(in thousands of dollars)
2004	$6,458
2005	6,151
2006	5,190
2007	4,068
2008	3,855
Thereafter	3,196

Litigation

        The Company is a defendant in legal proceedings arising in the ordinary course of business. Although the outcome of these proceedings cannot presently be determined, in the opinion of management, disposition of these proceedings will not have a material effect on the results of operations or financial position of the Company.

11.   Segments

        The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and has three reportable segments: trade shows and conferences, trade publications and marketing services. The trade show and conference segment allows exhibitors a cost-effective means to showcase and sell products and services while developing business relationships with potential customers. The Company's trade publications segment provides new product and educational information to readers and allows advertisers to reach highly targeted and select business audiences. The marketing services segment offers customers mailing lists from the Company's subscriber and attendee databases; editorial and advertising reprints; direct mail postcards; and classified, recruitment and industry directory advertising.

        The Company evaluates the performance of, and allocates resources to, its segments based on contribution margin—defined as net revenue less cost of production and selling, editorial, and circulation costs. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales or transfers. Segment assets are primarily intangible assets, prepaid expenses and accounts receivable. Revenues, contribution margins and segment assets of the Company's reportable segments are as follows:

	Trade Shows and Conferences	Trade Publications	Marketing Services	Corporate and Other	Total
	(in thousands of dollars)
Year ended December 31, 2003
Net revenue	$155,507	$152,157	$14,975	$1,034	$323,673
Contribution margin (loss)	73,981	47,061	5,732	(4,958)	121,816
Segment assets	561,550	279,792	33,349	110,394	985,085
Year ended December 31, 2002
Net revenue	159,075	131,106	15,678	1,324	307,183
Contribution margin (loss)	80,865	36,364	6,579	(4,308)	119,500
Segment assets	586,406	183,954	32,599	63,067	866,026
Year ended December 31, 2001
Net revenue	186,250	142,607	17,168	972	346,997
Contribution margin (loss)	86,911	35,464	8,788	(4,158)	127,005
Segment assets	688,223	188,842	32,750	90,964	1,000,779

        The reconciliation of total segment contribution margin to consolidated (loss) income before taxes, minority interests and cumulative effect of accounting change is as follows for the years ended December 31:

	2003	2002	2001
	(in thousands of dollars)
Total segment contribution margin	$121,816	$119,500	$127,005
General and administrative expense	(34,555)	(35,027)	(35,697)
Restructuring charge	(2,692)	—	—
Funding of affiliated dot.com company operations	(1,121)	(39,587)	—
Depreciation and amortization	(56,603)	(69,132)	(94,261)
Other expense (primarily interest)	(68,941)	(48,280)	(58,749)

Consolidated loss before taxes, minority interest and cumulative effect of accounting change	$(42,096)	$(72,526)	$(61,702)

        Financial information relating to the Company's operations by geographic area is as follows for the years ended December 31:

	2003	2002	2001
	(in thousands of dollars)
Net Revenue
United States	$299,767	$276,784	$309,736
International	23,906	30,399	37,261

	$323,673	$307,183	$346,997

        Revenues are primarily attributed to countries based on the location of customers.

	2003	2002
	(in thousands of dollars)
Long-Lived Assets
United States	$845,309	$752,766
International	65,184	60,341

	$910,493	$813,107

12.   Restructuring Activities

        In September 2003, the Company consolidated its midtown New York leased office space from two floors to one. These actions resulted in a third quarter charge of approximately $2.1 million. In December 2003, the Company consolidated its Chester, U.K. leased office space, resulting in a fourth quarter charge of approximately $0.6 million. These activities included a charge for the present value of future facility rental payments, net of sublease income, of $2.3 million and incurred other relocation costs and expenses of $0.4 million. The Company will continue to pay facility lease costs, net of sublease income, associated with the previously used facilities through August 2015. The accrual balance at December 31, 2003 is $2.4 million which principally represents remaining facility lease costs, of which approximately $0.5 million is included in accrued liabilities and approximately $1.9 million is included in other long-term liabilities in the accompanying consolidated balance sheet at December 31, 2003.

13.   Relationship with Advanstar.com, Inc.

        Advanstar.com, Inc. ("Advanstar.com"), an affiliate of the Company, operates the Company's event and publication-related web sites and develops certain enhanced web opportunities to serve the Company's customers in selected industries. The Company provides Advanstar.com with certain administrative support services and charges for these services based on a general overhead charge. In addition, selected sales, editorial, marketing and production staff of the Company are shared with Advanstar.com. The Company also provides Advanstar.com with marketing and promotional support through advertising pages in its trade publications and exhibit space in its trade shows. In return, Advanstar.com provides support on its web sites for the Company's trade publications and trade shows.

        In the third quarter of 2001, certain events, including the slowdown in the economy, the changing business environment and continuing operating losses of Advanstar.com, caused management of Advanstar, Inc. to consider certain transactions between its two sister subsidiaries, the Company and Advanstar.com, to satisfy the outstanding advances and notes due to the Company from Advanstar.com. Accordingly, the Company has accounted for the approximately $37.2 million in accumulated advances and notes to Advanstar.com as a charge to capital in excess of par value in the December 31, 2001 consolidated balance sheet, pending final determination of the disposition of these advances and notes. The accumulated advances and notes to Advanstar.com were $20.5 million at December 31, 2000. Net advances and notes of approximately $16.7 million were made during 2001. In the first quarter of 2002, management of Advanstar, Inc. began to consider the further consolidation of the activities of Advanstar.com with the Company, or a merger of Advanstar.com into the Company. Consequently, in response to the changing business environment and continuing operating losses of Advanstar.com, the Company recorded a first quarter 2002 noncash charge to operations of $37.2 million related to a provision against the outstanding advances and notes due to the Company from Advanstar.com at December 31, 2001.

        In 2002 the Company began recording the advances and notes issued as an operating expense on the Company's consolidated statement of operations, as a reflection of the ongoing nature of the operations of Advanstar.com in support of the Company's operations as a result of the restructuring of the activities of Advanstar.com in 2001. Net new advances and notes charged to the Company's operations during the year ended December 31, 2003 and 2002, were approximately $1.1 million and $2.4 million, respectively.

14.    Related-Party Transactions

Financial Advisory Fees and Agreements

        In 2001, Credit Suisse First Boston Corporation ("CSFB"), an affiliate of the DLJ Merchant Banking funds, acted as the Company's financial advisor in connection with the issuance of, and was an initial purchaser of, the Senior Subordinated Notes. The Company paid customary fees to CSFB as compensation for those services. DLJ Capital Funding, an affiliate of the DLJ Merchant Banking funds, received customary fees and reimbursement of expenses in connection with the bridge financing. The aggregate amount of all fees paid to the CSFB entities in connection with these financings during 2001 was approximately $7.3 million, including out-of-pocket expenses.

        In 2003, CSFB, acted as the Company's financial advisor in connection with the issuance of, and was an initial purchaser of, the Senior Secured Notes. The Company paid customary fees to CSFB as compensation for those services. The aggregate amount of all fees paid to the CSFB entities in connection with these financings during 2003 was approximately $10.4 million, including out-of-pocket expenses.

Parent Company Notes

        The Company's Parent, Advanstar, Inc., issued the Discount Notes in October 2000 with a principal amount at maturity of $103.2 million. In February 2001, Advanstar, Inc. sold additional senior discount notes due October 2011 with an additional aggregate principal amount at maturity of $68.6 million. These notes do not require cash interest payments until 2006. Neither the Company nor any of its subsidiaries guaranteed the senior discount notes. Advanstar, Inc., however, is a holding company and its ability to pay interest on these senior discount notes will be dependent upon the receipt of dividends from its subsidiaries, including the Company. The credit facility and the Senior Subordinated Notes impose substantial restrictions on the Company's and its subsidiaries' ability to pay dividends.

15.    Supplemental Guarantor Condensed Consolidating Financial Statements

Basis of Presentation

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

Condensed Consolidating Balance Sheets
December 31, 2003

        There are no significant restrictions on the ability of the subsidiary guarantors to make distributions to the Company.

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
	(in thousands of dollars)
Assets
Current assets
Cash and cash equivalents	$21,568	$—	$7,706	$—	$29,274
Accounts receivable, net	30,256	—	4,304	—	34,560
Prepaid expenses	5,673	1,547	1,767	—	8,987
Other	1,718	—	53	—	1,771

Total current assets	59,215	1,547	13,830	—	74,592
Noncurrent assets
Property, plant and equipment, net	22,506	850	530	—	23,886
Deferred tax asset	13,524	35	—	(13,559)	—
Intangible and other assets, net	533,950	281,321	71,336		886,607
Investments in subsidiaries	518,214		27,792	(546,006)	—
Intercompany receivable	3	208,188	(8,952)	(199,239)	—

	$1,147,412	$491,941	$104,536	$(758,804)	$985,085

Liabilities and Stockholder's Equity
Current liabilities
Current maturities of long-term debt	$3,700	$—	$—	$—	$3,700
Accounts payable	23,289	2,738	3,433	—	29,460
Accrued liabilities	23,513	6,554	3,244	—	33,311
Deferred revenue	41,322	16,954	2,622	—	60,898

Total current liabilities	91,824	26,246	9,299	—	127,369
Long-term debt, net of current maturities	622,369	—	—	—	622,369
Deferred income taxes and other long-term liabilities	12,017	13,559	295	(13,559)	12,312
Intercompany payable	199,239	—	—	(199,239)	—
Due to parent	3,650	—	—	—	3,650
Minority interests	9,017	—	1,072	—	10,089
Stockholder's equity
Common stock	10	3	950	(953)	10
Capital in excess of par value	447,367	438,117	112,204	(550,321)	447,367
(Accumulated deficit) retained earnings	(241,594)	14,016	(22,839)	8,823	(241,594)
Accumulated other comprehensive loss	3,513		3,555	(3,555)	3,513

Total stockholder's equity	209,296	452,136	93,870	(546,006)	209,296

	$1,147,412	$491,941	$104,536	$(758,804)	$985,085

Condensed Consolidating Statements of Operations
Year Ended December 31, 2003

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
	(in thousands of dollars)
Net revenue	$230,755	$64,725	$28,193	$—	$323,673
Operating expenses
Cost of production and selling, editorial and circulation	153,084	25,343	23,430	—	201,857
General and administrative, including restructuring	31,271	1,313	4,663	—	37,247
Funding of affiliated company operations	1,121	—	—	—	1,121
Depreciation and amortization	33,788	20,492	2,323	—	56,603

Total operating expenses	219,264	47,148	30,416	—	296,828

Operating income (loss)	11,491	17,577	(2,223)	—	26,845
Other income (expense)
Interest expense, net	(58,590)	—	487	—	(58,103)
Other income, net	(8,871)	—	(1,967)	—	(10,838)

(Loss) income before income taxes and minority interests	(55,970)	17,577	(3,703)	—	(42,096)
Provision (benefit) for income taxes	567	6,427	(269)	—	6,725
Minority interests	(403)	—	(224)	—	(627)
Equity in earnings of subsidiaries	7,492	—	—	(7,492)	—

(Loss) income before extraordinary item and accounting change	(49,448)	11,150	(3,658)	(7,492)	(49,448)
Cumulative effect of accounting change	—	—	—	—	—

Net (loss) income	$(49,448)	$11,150	$(3,658)	$(7,492)	$(49,448)

Advanstar Communications Inc.
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2003

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
	(in thousands of dollars)
Cash flows from operating activities
Net (loss) income	$(49,448)	$11,150	$(3,658)	$(7,492)	$(49,448)
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Equity in earnings of subsidiaries	(7,492)	—	—	7,492	—
Gain on derivative financial instruments	(772)	—	—	—	(772)
Provision for notes and advances from affiliated dot.com company	—	—	—	—	—
Transition goodwill impairment	—	—	—	—	—
Deferred income taxes	14,779	(7,554)	(235)	—	6,990
Depreciation and amortization	33,788	20,492	2,323	—	56,603
Other noncash items	15,701	72	541	—	16,314
Change in working capital items	37,036	(23,772)	2,897	—	16,161

Net cash provided by operating activities	43,592	388	1,868	—	45,848

Cash flows from investing activities
Additions to property, plant and equipment	(7,054)	(388)	(166)	—	(7,608)
Acquisitions of publications and trade shows, net of proceeds	(137,712)	—	(13)	—	(137,725)

Net cash used in investing activities	(144,766)	(388)	(179)	—	(145,333)

Cash flows from financing activities
Payments of long-term debt, net	68,425	—	—	—	68,425
Dividends paid to minority interest holders	(1,000)	—	(227)	—	(1,227)
Contribution of capital from parent	60,000	—	—	—	60,000
Deferred financing costs	(16,962)	—	—	—	(16,962)

Net cash provided by (used in) financing activities	110,463	—	(227)	—	110,236

Effect of exchange rate changes on cash	(3)	—	(404)	—	(407)

Net increase in cash and cash equivalents	9,286	—	1,058	—	10,344
Cash and cash equivalents
Beginning of year	12,282	—	6,648	—	18,930

End of year	$21,568	$—	$7,706	$—	$29,274

Advanstar Communications Inc.
Condensed Consolidating Balance Sheets
December 31, 2002

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
	(in thousands of dollars)
Assets
Current assets
Cash and cash equivalents	$12,282	$—	$6,648	$—	$18,930
Accounts receivable, net	20,167	29	2,828	—	23,024
Prepaid expenses	6,163	1,673	1,921	—	9,757
Other	1,159	—	49	—	1,208

Total current assets	39,771	1,702	11,446	—	52,919
Noncurrent assets
Property, plant and equipment, net	21,707	898	894	—	23,499
Deferred tax asset	21,113	—	—	(21,113)	—
Intangible and other assets, net	422,073	301,366	66,169	—	789,608
Investments in subsidiaries	543,029	—	—	(543,029)	—
Intercompany receivable	—	185,023	29,120	(214,143)	—

	$1,047,693	$488,989	$107,629	$(778,285)	$866,026

Liabilities and Stockholder's Equity
Current liabilities
Current maturities of long-term debt	$17,400	$—	$—	$—	$17,400
Accounts payable	14,556	1,162	3,654	—	19,372
Accrued liabilities	23,385	6,516	1,213	—	31,114
Deferred revenue	29,327	19,213	4,499	—	53,039

Total current liabilities	84,668	26,891	9,366	—	120,925

Long-term debt, net of current maturities	540,300	—	—	—	540,300
Deferred income taxes and other long-term liabilities	4,139	21,113	235	(21,113)	4,374
Intercompany payable	214,143	—	—	(214,143)	—
Due to parent	4,492	—	—	—	4,492
Minority interests	9,068	—	714	—	9,782
Stockholder's equity
Common stock	10	3	488	(491)	10
Capital in excess of par value	387,367	438,117	120,738	(558,855)	387,367
(Accumulated deficit) retained earnings	(192,146)	2,865	(19,182)	16,317	(192,146)
Accumulated other comprehensive loss	(4,348)	—	(4,730)	—	(9,078)

Total stockholder's equity	190,883	440,985	97,314	(543,029)	186,153

	$1,047,693	$488,989	$107,629	$(778,285)	$866,026

Advanstar Communications Inc.
Condensed Consolidating Statements of Operations
Year Ended December 31, 2002

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
	(in thousands of dollars)
Net revenue	$208,668	$64,364	$34,151	$—	$307,183
Operating expenses
Cost of production and selling, editorial and circulation	138,753	22,411	26,519	—	187,683
General and administrative	28,228	1,224	5,575	—	35,027
Funding of affiliated company operations	39,587	—	—	—	39,587
Depreciation and amortization	36,703	28,770	3,659	—	69,132

Total operating expenses	243,271	52,405	35,753	—	331,429

Operating (loss) income	(34,603)	11,959	(1,602)	—	(24,246)
Other income (expense)
Interest expense, net	(50,849)	—	(362)	—	(51,211)
Other income, net	953	—	1,978	—	2,931

(Loss) income before income taxes and minority interests	(84,499)	11,959	14	—	(72,526)
(Benefit) provision for income taxes	(21,848)	4,487	1,883	—	(15,478)
Minority interests	(176)	—	(298)	—	(474)
Equity in earnings of subsidiaries	(9,284)	—	—	9,284	—

(Loss) income before extraordinary item and accounting change	(72,111)	7,472	(2,167)	9,284	(57,522)
Cumulative effect of accounting change	(52,228)	(10,501)	(4,088)	—	(66,817)

Net loss	$(124,339)	$(3,029)	$(6,255)	$9,284	$(124,339)

Advanstar Communications Inc.
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2002

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
	(in thousands of dollars)
Cash flows from operating activities
Net loss	$(124,339)	$(3,029)	$(6,255)	$9,284	$(124,339)
Adjustments to reconcile net loss to net cash provided by operating activities
Equity in earnings of subsidiaries	9,284	—	—	(9,284)	—
Gain on derivative financial instruments	(1,236)	—	—	—	(1,236)
Provision for notes and advances from affiliated dot.com company	37,192	—	—	—	37,192
Transition goodwill impairment	52,228	10,501	4,088	—	66,817
Deferred income taxes	(20,788)	4,306	(123)	—	(16,605)
Depreciation and amortization	36,703	28,770	3,659	—	69,132
Other noncash items	4,527	—	306	—	4,833
Change in working capital items	29,713	(40,304)	(928)	—	(11,519)

Net cash provided by operating activities	23,284	244	747	—	24,275

Cash flows from investing activities
Additions to property, plant and equipment	(6,602)	(244)	(370)	—	(7,216)
Acquisitions of publications and trade shows, net of proceeds	(23,424)	—	(515)	—	(23,939)

Net cash used in investing activities	(30,026)	(244)	(885)	—	(31,155)

Cash flows from financing activities
Payments of long-term debt, net	(13,100)	—	—	—	(13,100)
Dividends paid to minority interest holders	—	—	(503)	—	(503)
Deferred financing costs	(1,785)	—	—	—	(1,785)

Net cash used in financing activities	(14,885)	—	(503)	—	(15,388)

Effect of exchange rate changes on cash	3	—	(3,441)	—	(3,438)

Net decrease in cash and cash equivalents	(21,624)	—	(4,082)	—	(25,706)
Cash and cash equivalents
Beginning of year	33,906	—	10,730	—	44,636

End of year	$12,282	$—	$6,648	$—	$18,930

Advanstar Communications Inc.
Condensed Consolidating Statements of Operations
Year Ended December 31, 2001

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
	(in thousands of dollars)
Net revenue	$234,428	$71,777	$40,792	$—	$346,997
Operating expenses
Cost of production and selling, editorial and circulation	164,355	22,054	33,583	—	219,992
General and administrative	29,077	1,087	5,533	—	35,697
Depreciation and amortization	47,698	40,184	6,379	—	94,261

Total operating expenses	241,130	63,325	45,495	—	349,950

Operating (loss) income	(6,702)	8,452	(4,703)	—	(2,953)
Other income (expense)
Interest expense, net	(54,171)	—	(1,328)	—	(55,499)
Write off of deferred financing costs	(4,038)	—	—	—	(4,038)
Other income, net	381	—	407	—	788

(Loss) income before income taxes, minority interests and cumulative effect of accounting change	(64,530)	8,452	(5,624)	—	(61,702)
(Benefit) provision for income taxes	(17,432)	2,507	2,277	—	(12,648)
Minority interests	136	—	(292)	—	(156)
Equity in earnings of subsidiaries	(2,248)	—	—	2,248	—

(Loss) income cumulative effect of accounting change	(49,210)	5,945	(8,193)	2,248	(49,210)
Cumulative effect of accounting change	(552)	—	—	—	(552)

Net (loss) income	$(49,762)	$5,945	$(8,193)	$2,248	$(49,762)

Advanstar Communications Inc.
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2001

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
	(in thousands of dollars)
Cash flows from operating activities
Net (loss) income	$(49,762)	$5,945	$(8,193)	$2,248	$(49,762)
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Equity in earnings of subsidiaries	2,248	—	—	(2,248)	—
Extraordinary item—early extinguishment of debt	2,556	—	—	—	2,556
Loss on derivative financial instruments	1,075	—	—	—	1,075
Depreciation and amortization	47,698	40,184	6,379	—	94,261
Other noncash items	(6,876)	(11,166)	9,912	—	(8,130)
Change in working capital items	29,202	(34,211)	6,822	—	1,813

Net cash provided by operating activities	26,141	752	14,920	—	41,813

Cash flows from investing activities
Additions to property, plant and equipment	(6,701)	(753)	(481)	—	(7,935)
Acquisitions of publications and trade shows, net of proceeds	(7,346)	—	(6,428)	—	(13,774)
Increase in advances and notes due from affiliate	(20,024)	—	—	—	(20,024)

Net cash used in investing activities	(34,071)	(753)	(6,909)	—	(41,733)

Cash flows from financing activities
Proceeds from sale of common stock and capital contributions	34,775	—	—	—	34,775
Payments of long-term debt, net	(1,000)	—	—	—	(1,000)
Deferred financing costs	(9,000)	—	(1)	—	(9,001)

Net cash provided by (used in) financing activities	24,775	—	(1)	—	24,774

Effect of exchange rate changes on cash	6,325	—	(4,218)	—	2,107

Net increase (decrease) in cash and cash equivalents	23,170	(1)	3,792	—	26,961
Cash and cash equivalents
Beginning of year	10,736	1	6,938	—	17,675

End of year	$33,906	$—	$10,730	$—	$44,636

2.     Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts.
Advanstar Communications Inc.
Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period
		Additions
Allowance for doubtful accounts
Year Ended December 31,
2003	$1,049,000	$578,000	$—	$621,000	$1,006,000
2002	970,000	1,639,000	—	1,560,000	1,049,000
2001	725,000	2,768,000	—	2,523,000	970,000

Deferred tax valuation allowance
Year Ended December 31,
2003	$30,060,000	$22,901,000	$—	$—	$52,961,000
2002	3,977,000	26,083,000	—	—	30,060,000
2001	1,223,000	2,754,000	—	—	3,977,000

(1)
Uncollectible accounts written off.

        All other financial schedule are omitted because they are not applicable or the information is included in the financial statements or related notes.

b.     Reports on Form 8-K

        We filed a Current Report on Form 8-K on October 16, 2003 under Items 2 and 7 in order to report certain information related to our acquisition of a portfolio of assets from The Thomson Corporation and its subsidiaries.

        We filed a Current Report on Form 8-K on October 30, 2003 under Items 7 and 12 in order to report our financial results for the third quarter of 2003.

C. Exhibits

Exhibit No.	Document
2.1
Asset Purchase Agreement among Thomson Healthcare Inc., Global Information Licensing Corporation and Advanstar Communications Inc. dated as of August 22, 2003 (Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-109648) and incorporated by reference herein)
2.1.1	Amendment No. 1 dated October 1, 2003 to the Asset Purchase Agreement dated as of August 22, 2003 among Thomson Healthcare Inc., Global Information Licensing Corporation and Advanstar Communications Inc. (Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-109648) and incorporated by reference herein)
3.1	Certificate of Incorporation of Advanstar Communications Inc. (Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (333-57201) and incorporated by reference herein)
3.1.1	Certificate of Amendment of the Certificates of Incorporation of Advanstar Communications Inc. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2000 and incorporated by reference herein)
3.2	Amended and Restated By-Laws of Advanstar Communications Inc. (Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein)
4.1	Indenture, dated as of February 21, 2001 among Advanstar Communications Inc., the Guarantors party thereto and the Trustee (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2000 and incorporated by reference herein)
4.2	Indenture, dated as of August 18, 2003 among Advanstar Communications Inc., the Guarantors party thereto and the Trustee (Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-59284) and incorporated by reference herein)
4.3	Intercreditor Agreement dated as of August 18, 2003 among Advanstar Communications Inc., Fleet National Bank, Credit Suisse First Boston and Wells Fargo Bank Minnesota N.A. (Previously filed as an exhibit to the Company's Registration Statement (333-109648) and incorporated by reference herein) The Company has not filed certain debt instruments with respect to long-term debt that does not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of such instruments to the Commission upon request.
10.1	Advanstar Holdings Corp. 2000 Management Plan Incentive dated as of October 11, 2000 (as amended September 17, 2002 and December 10, 2002) (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2002 and incorporated by reference herein)
10.2	Advanstar Holdings Corp. Shareholders Agreement dated as of October 11, 2000 (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2000 and incorporated by reference herein)
10.2.1	First Amendment and Waiver to Shareholders' Agreement dated as of February 21, 2001 (Previously filed as an Exhibit to Advanstar Communications' Registration Statement on Form S-1 (333-59284) and incorporated by reference herein)
10.2.2	Second Amendment and Waiver to Stockholders' Agreement dated as of April 4, 2001 (Previously filed as an Exhibit to Advanstar Communications' Registration Statement on Form S-1 (333-59284) and incorporated by reference herein)

10.3	Credit Agreement, dated as of October 11, 2000, as amended and restated November 7, 2000, among, Advanstar Communications Inc., the guarantors party thereto and the lenders party thereto (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2000 and incorporated by reference herein)
10.3.1	First amendment to Credit Agreement, dated as of March 22, 2002 (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2001 and incorporated by reference herein)
10.3.2	Second Amendment to Credit Agreement dated as of March 28, 2003 (Previously filed as an exhibit to Advanstar Communications Inc.'s Current Report on Form 8-K filed on April 15, 2003 and incorporated by reference herein)
10.3.3	Third Amendment to Credit Agreement, dated as of August 18, 2003 (Previously filed as an exhibit to Advanstar Communications Inc.'s Registration Statement on Form S-1 (333-59284) and incorporated by reference herein)
10.4	Employment Agreement, dated October 3, 2003, between Advanstar, Inc. and Robert Krakoff (Previously filed as an exhibit to Advanstar Communications Inc.'s registration statement (333-109648) and incorporated by reference herein)
10.5	Employment Agreement, dated August 14, 2000, between Advanstar, Inc. and James M. Alic. (Previously filed as Exhibit 10.2 to Form 10-Q of Advanstar, Inc. filed with the Securities and Exchange Commission on November 14, 2000, and incorporated by reference herein)
10.5.1	Amendment to Employment Agreement, effective March 1, 2002, between Advanstar, Inc. and James M. Alic (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2001 and incorporated by reference herein)
10.6	Employees' 401(k) Plan and Trust, as amended. (Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (333-57201) and incorporated by reference herein)
10.7	Agreement, dated July 31, 1997, between Advanstar Communications Inc. and Banta Publications. (Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-57201) and incorporated by reference herein)
10.8	Employment Agreement dated November 21, 2003 between Advanstar, Inc. and Joseph Loggia (Previously filed as an exhibit to Advanstar Communications Inc.'s Registration Statement (333-109648) and incorporated by reference herein)
10.9	Direct Investment Plan dated as of October 11, 2000 (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2001 and incorporated by reference herein)
10.10	Advisory Agreement, effective December 10, 2002, between Advanstar, Inc. and Douglas B. Fox (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2002 and incorporated by reference herein)
10.11	Letter, dated February 7, 1994, between the Company and David W. Montgomery (Previously filed as an exhibit to the Company's Annual Report on Form 10-K/A for 2002 and incorporated by reference herein)
10.12	Agreement, dated February 19, 1999, by and among Advanstar, Inc., Advanstar Communications Inc. and Eric I. Lisman (Previously filed as an exhibit to the Company's Annual Report on Form 10-K/A for 2002 and incorporated by reference herein)
12.1	Computation of Ratio of Earnings to Fixed Charges *

21.1	Subsidiaries of Advanstar Communications, Inc. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2000 and incorporated by reference herein)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act if 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANSTAR COMMUNICATIONS INC.
By:	/s/ DAVID W. MONTGOMERY Name: David W. Montgomery Title: Vice President-Finance, Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the dates indicated below.

Signature	Title	Date

/s/ ROBERT L. KRAKOFF Robert L. Krakoff	Chairman of the Board	March 29, 2004
/s/ JOSEPH LOGGIA Joseph Loggia	Chief Executive Officer and Director	March 29, 2004
/s/ DAVID W. MONTGOMERY David W. Montgomery	Vice President-Finance, Chief Financial Officer Secretary and Principal Accounting Officer	March 29, 2004
/s/ JAMES M. ALIC James M. Alic	Director	March 29, 2004
/s/ OHSANG KWON OhSang Kwon	Director	March 29, 2004
/s/ DAVID M. WITTELS David M. Wittels	Director	March 29, 2004
/s/ DOUGLAS B. FOX Douglas B. Fox	Director	March 25, 2004

QuickLinks

PART I
  Item I––BUSINESS
  Item 2.––PROPERTIES
  Item 3.— LEGAL PROCEEDINGS
  Item 4.— SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5.— MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Item 6.— SELECTED FINANCIAL DATA
  Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 9A. CONTROLS AND PROCEDURES.
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12.— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13.— CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
  Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
Condensed Consolidating Balance Sheets December 31, 2003
Condensed Consolidating Statements of Operations Year Ended December 31, 2003
Advanstar Communications Inc. Condensed Consolidating Statements of Operations Year Ended December 31, 2001
Advanstar Communications Inc. Condensed Consolidating Statements of Cash Flows Year Ended December 31, 2001