Form 10-Q
period 2004-03-31
ADVANSTAR COMMUNICATIONS INC
filed 2004-05-14
CIK 1062771

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
For the quarterly period ended: March 31, 2004
OR
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-57201

Advanstar Communications Inc.
(Exact name of registrant as specified in its charter)

New York
(State or other jurisdiction of
incorporation or organization)

59-2757389
(I.R.S. Employer
Identification No.)

One Park Avenue, New York, NY
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

        As of May 14, 2004, 1,000,000 shares of the registrant's common stock were outstanding.

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements:

Advanstar Communications Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,804	$29,274
Accounts receivable, net of allowance of $1,195 and $1,006 at March 31, 2004 and December 31, 2003	33,106	34,560
Prepaid expenses	7,715	7,940
Other	1,942	1,771
Current assets of discontinued operations	—	1,047

Total current assets	74,567	74,592
Property, plant and equipment, net	23,523	23,786
Intangible and other assets:
Goodwill	729,674	725,886
Intangibles and other, net	137,039	142,370

Total intangible and other assets, net	866,713	868,256
Non current assets of discontinued operations	—	18,451

	$964,803	$985,085

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$3,200	$3,700
Accounts payable	28,384	29,460
Accrued compensation	5,133	6,940
Other accrued expenses	28,220	26,371
Deferred revenue	34,016	56,700
Current liabilities of discontinued operations	—	4,198

Total current liabilities	98,953	127,369
Long-term debt, net of current maturities	614,006	622,369
Deferred income taxes	7,630	6,990
Other long-term liabilities	4,808	5,322
Due to parent	3,585	3,650
Minority interests	10,385	10,089
Commitments and contingencies
Stockholder's equity:
Common stock, $.01 par value, 40,000,000 shares authorized; 1,000,000 shares issued and outstanding at March 31, 2004 and December 31, 2003	10	10
Capital in excess of par value	447,367	447,367
Accumulated deficit	(225,494)	(241,594)
Accumulated other comprehensive loss	3,553	3,513

Total stockholder's equity	225,436	209,296

	$964,803	$985,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar Communications Inc.
Condensed Consolidated Statements of Operations
(In thousands)

	For the Three Months Ended March 31,
	2004	2003
	(unaudited)
Revenue	$119,889	$100,075
Operating expenses:
Cost of production	23,025	19,524
Selling, editorial and circulation	43,439	33,066
General and administrative	11,437	9,868
Funding of affiliated dot.com company operations (see Note 9)	538	210
Amortization of intangibles	9,550	10,737
Depreciation	1,974	2,133

Total operating expenses	89,963	75,538

Operating income (loss)	29,926	24,537
Other income (expense):
Interest expense, net	(18,190)	(12,086)
Other income (expense), net	1,211	399

Income from continuing operations before income taxes and minority interests	12,947	12,850
Provision for income taxes	3,125	304
Minority interests	(493)	(128)

Income from continuing operations	9,329	12,418
Discontinued operations (see Note 3):
Income from operations of discontinued business (including gain on disposal
of $1,017 and income tax benefit of $2,404)	6,771	3,268

Net income	$16,100	$15,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar Communications Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the Three Months Ended March 31,
	2004	2003
	(unaudited)
Operating activities:
Net income (loss)	$16,100	$15,686
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,587	13,155
(Gain) loss on derivative financial instruments	(1,280)	(443)
Undistributed earnings of minority interest holders	493	128
Noncash interest	814	686
Gain on sale of business and other assets	(1,008)	15
Deferred income taxes	640	—
Provision for bad debts	126	412
Changes in operating assets and liabilities	(25,412)	(27,374)

Net cash provided by operating activities	2,060	2,265

Investing activities:
Additions to property, plant and equipment	(1,724)	(1,979)
Acquisitions of publications and trade shows, net of cash acquired	(7,986)	(1)
Proceeds from sale of business and other assets	19,407	—

Net cash provided by (used in) investing activities	9,697	(1,980)

Financing activities:
Proceeds from revolving credit loan	6,000	3,000
Payments on revolving credit loan	(14,000)	(6,000)
Payments of long-term debt	(826)	(4,250)
Deferred financing costs	(302)	(27)

Net cash used in financing activities	(9,128)	(7,277)

Effect of exchange rate changes on cash	(99)	318

Net increase (decrease) in cash and cash equivalents	2,530	(6,674)
Cash and cash equivalents, beginning of period	29,274	18,930

Cash and cash equivalents, end of period	$31,804	$12,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar Communications Inc.
Notes to Condensed Consolidated Financial Statements

1.    Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by Advanstar Communications Inc. ("Communications", or the "Company") in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes that all adjustments, consisting solely of normal recurring items, considered necessary for a fair presentation have been included. These condensed consolidated financial statements, however, should be read in conjunction with the audited financial statements and the related notes included in the Company's annual report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 29, 2003. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2004.

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

        If the Company had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123, results would have been adjusted to the pro forma amounts indicated in the table below (in thousands):

	For the Three Months Ended March 31,
	2004	2003
Net income (loss)—as reported	$16,100	$15,686
Less: pro forma stock based employee compensation	(677)	(583)

Net income (loss)—pro forma	$15,423	$15,103

  Interim Income Tax Expense

        The Company determines its quarterly income tax provision based upon an estimated annual effective income tax rate. In determining the effective income tax rate applicable to interim periods, the Company excludes tax jurisdictions where no tax expense or benefit is expected for the entire year.

  Recently Issued Accounting Standards

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

3.    Acquisitions and Divestitures

  Acquisitions

        On October 1, 2003, the Company purchased a portfolio of healthcare industry magazines and related custom projects business from the Thomson Corporation and its subsidiaries ("Thomson") for $150.7 million, including $136.5 million in cash (including related fees and expenses) and $14.1 million of assumed liabilities.

        On March 8, 2004, the Company purchased a portfolio of pharmaceutical industry magazines and conferences from the Institute of Validation Technology, Inc. ("IVT") for $8.0 million in cash plus assumed liabilities. In addition, the Company agreed to pay additional contingent cash purchase price based on 2004 and 2005 operating results of the acquired assets. Certain of the acquired assets and assumed liabilities are recorded based upon preliminary estimates of their respective fair values as of the date of the acquisition. The Company does not believe the final allocation of purchase price will be materially different from preliminary allocations.

        The following table provides the unaudited pro forma operating results of the Company for the three month period ended March 31, 2003 as if the Thomson acquisition had taken place at January 1, 2003. The pro forma operating results due not include the effect of the IVT acquisition described above because the acquisition is not material (in thousands):

For the Three Months Ended March 31, 2003
Revenue	$120,397
Income from continuing operations	8,827
Net income	12,095

        The unaudited pro forma operating results do not purport to represent what our results of operations actually would have been if the acquisition had occurred as of the date indicated or what such results will be for any future periods.

  Divestiture of the Art Group

        On March 12, 2004, the Company completed the sale of its art industry trade shows and magazines (the "Art Group") for a total selling price of $19.5 million in cash, subject to a working capital adjustment. The portfolio included three trade shows and two publications. The Company recorded a gain on the sale of $1.0 million plus a tax benefit of $2.4 million. The results of the Art Group have been reported separately as discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2004 and 2003. In addition, the assets and liabilities of the Art Group are reported separately in the balance sheet at March 31, 2004. The results of the discontinued operations do not reflect any interest expense or overhead allocated from the Company. Prior year consolidated financial statements have been restated to present the Art Group as a discontinued operation. Revenues of the Art Group, included in discontinued operations in the condensed consolidated statements of operations, were $8.5 million for the period from January 1, 2004 to March 12, 2004, and $9.3 million for the three months ended March 31, 2003.

4.    Goodwill and Other Intangible Assets

        The changes in the carrying amount of goodwill for the three months ended March 31, 2004, by operating segment, are as follows (in thousands):

	Trade Shows and Conferences	Trade Publications	Marketing Services	Totals
Balance as of December 31, 2003	$497,095	$214,323	$31,078	$742,496
Goodwill acquired or finally allocated during the period	3,040	1,015	—	4,055
Goodwill allocated to business disposition	(13,264)	(3,346)	—	(16,610)
Foreign currency translation	(593)	340	(14)	(267)

Balance as of March 31, 2004	$486,278	$212,332	$31,064	$729,674

        Trade exhibitor and advertiser lists are amortized on a double-declining balance method over six years and five years, respectively, subscriber lists and other intangible assets are amortized on a straight-line basis over three to ten years, trademarks and trade names are amortized on a straight-line basis over 20 years. These intangible assets consist of the following as of March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004	December 31, 2003
Trade exhibitor lists	$156,994	$156,939
Advertiser lists	62,297	62,303
Subscriber lists	29,290	28,577
Trade names and trademarks	18,016	18,016
Other intangible assets	25,625	21,593
Deferred financing costs	22,245	21,942

	314,467	309,370
Accumulated amortization	(177,428)	(167,000)

Total intangible and other assets, net	$137,039	$142,370

        Estimated amortization expense of identified intangible assets and other for the remaining nine months of 2004 and for the next five years is as follows: (in thousands):

2004	$33,479
2005	37,526
2006	26,883
2007	11,117
2008	7,573
2009	3,601

5.    Financial Derivative Instruments

        The Company uses derivative instruments to manage exposure to interest rate and foreign currency risks. The Company's objectives for holding derivatives are to minimize these risks using the most effective methods to eliminate or reduce the impact of these exposures.

  Interest Rate Risk

        Variable rate debt instruments are subject to interest rate risk. In 2001 the Company entered into an interest rate collar agreement expiring February 2004, to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The effective portion of the cumulative gain or loss on the interest rate collar agreement was reported as a component of accumulated other comprehensive income in stockholder's equity and recognized in earnings as the underlying interest expense was incurred. The ineffective portion of the interest rate collar agreement was recognized in current earnings. Gains and losses on the undesignated portion of this agreement were recognized in current earnings until expiration.

        In May 2003 the Company entered into an interest rate swap agreement expiring November 2005, and subsequently terminated the agreement in December 2003. The net gain at termination of approximately $0.2 million will continue to be reported in accumulated other comprehensive income and amortized into earnings over the original contract term.

  Foreign Currency Risk

        The Company uses forward contracts to manage its exposure associated with forecasted international revenue and expense transactions for up to 15 months in the future. Foreign currencies hedged are the Euro, British Pound Sterling and the Brazilian Real. Changes in the fair value of these instruments are reported as a component of accumulated other comprehensive income in stockholder's equity and are recognized in earnings as the underlying revenue is recognized. Forward contracts not designated as hedging instruments under SFAS No. 133 are also used to manage the impact of the variability in exchange rates. Changes in the fair value of these foreign exchange contracts are recognized in current earnings.

        At March 31, 2004, the Company had foreign exchange derivative contracts to sell with a notional amount totaling $5.1 million and to buy totaling $1.7 million. The estimated fair value of the foreign exchange contracts based upon market quotes was a net liability of $0.1 million.

  Accumulated Other Comprehensive Income (Loss)

        The following table summarizes the effects of SFAS 133 on the Company's accumulated other comprehensive income as of March 31, 2004 and 2003 (in thousands):

	Interest Rate Collar Agreements	Foreign Exchange Contracts	Total
Accumulated other comprehensive income (loss) balance at December 31, 2003	$(42)	$—	$(42)
Unwound from accumulated other comprehensive income (loss) during the period	244	—	244
Mark to market hedge contracts	(52)	—	(52)

Accumulated other comprehensive income (loss) balance at March 31, 2004	$150	—	$150

Accumulated other comprehensive income (loss) balance at December 31, 2002	$(4,350)	$—	$(4,350)
Unwound from accumulated other comprehensive income (loss) during the period	1,363	—	1,363
Mark to market hedge contracts	(451)	(69)	(520)

Accumulated other comprehensive income (loss) balance at March 31, 2003	$(3,438)	$(69)	$(3,507)

        At March 31, 2004, the Company estimates that it will reclassify out of accumulated other comprehensive income approximately $0.1 million of deferred gains into earnings within the next 12 months. The fair value of the Company's derivatives was a net liability position of $0.1 million and $1.5 million at March 31, 2004 and December 31, 2003, respectively, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

  Statement of Operations

        The following tables summarize the effects of SFAS No. 133 included in other income (expense) in the Company's statement of operations related to the ineffective portion of the Company's interest rate protection agreements and foreign exchange contracts not designated as hedging instruments for the three months ended March 31, 2004 and 2003 (in thousands):

	Interest Rate Collar Agreements	Foreign Exchange Contracts	Total
Three months ended March 31, 2004	$1,273	$7	$1,280

Three months ended March 31, 2003	$532	$(89)	$443

6.    Debt

  Credit Facility

        The credit facility (the "Credit Facility") originally consisted of (i) $415.0 million of term loans A and B payable in quarterly installments through October 11, 2007, and (ii) $80.0 million of revolving loans availability through April 11, 2007. The Credit Facility contained restrictive covenants which required the Company to, among other things, maintain a maximum quarterly leverage ratio (as defined) that declined quarterly through the fourth quarter of 2004, and maintain a minimum fixed charge ratio (as defined).

        In connection with its private placement of Senior Secured Notes in August 2003 described below, the Company and the lenders amended the Credit Facility to permit the private placement and the proposed use of the proceeds to eliminate the leverage ratio covenant and amended certain other covenants contained in the Credit Facility and reduce the revolving loan commitments from $80.0 million to $60.0 million. Failure of the Company to comply with the current covenants may cause an event of default under the Credit Facility. Borrowings under the Credit Facility are collateralized by substantially all of the Company's assets.

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

        The Company used the net proceeds from the August senior secured notes offering to repay and terminate all outstanding term A loans under its credit facility and all but $25.0 million of the outstanding term B loans and a portion of its revolving credit borrowings under its Credit Facility. The Company used the net proceeds of the September senior secured notes offering to reduce revolver borrowings and acquire a portfolio of healthcare industry magazines and related custom projects business from the Thomson Corporation (Note 3).

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

        Long-term debt consists of the following (in thousands):

	March 31, 2004	December 31, 2003
Term loan B, interest at LIBOR plus 4.50%; 5.59% at March 31, 2004, due quarterly through October 11, 2008	$25,000	$25,000
Revolving credit loan, interest at LIBOR plus 3.75%; 4.87% at March 31, 2004, due April 11, 2007	—	8,000
Second priority senior secured floating rate notes, interest at LIBOR plus 7.5%, due 2008	129,350	129,675
10.75% Second priority senior secured notes, due 2010, plus unamortized premium of $956 and $994 at March 31, 2004 and December 31, 2003, respectively	300,956	300,994
Senior subordinated notes, interest at 12.00%, due 2011	160,000	160,000
Acquisition note payable, interest at 5.50%, due monthly through 2004	1,500	2,000
Acquisition note payable, interest at 6.00%, due April 1, 2004	400	400

	617,206	626,069
Less current maturities	(3,200)	(3,700)

	$614,006	$622,369

7.    Comprehensive Income

        The table below presents comprehensive income (loss), defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income	$16,100	$15,686
Change in cumulative translation Adjustment	(151)	1,011
Change in unrealized losses on derivative financial instruments	192	843

Comprehensive income	$16,141	$17,540

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

	Trade Shows and Conferences	Trade Publications	Marketing Services	Corporate and Other	Total
Three months ended March 31, 2004
Revenues	$68,225	$47,169	$4,309	$186	$119,889
Contribution margin (loss)	38,758	13,186	2,287	(806)	53,425
Segment assets	546,253	309,527	33,159	75,864	964,803
Three months ended March 31, 2003
Revenues	$65,572	$30,749	$3,491	$263	100,075
Contribution margin (loss)	38,015	8,717	1,170	(417)	47,485
Segment assets	580,304	180,263	32,361	55,247	848,175

        The reconciliation of total segment contribution margin to consolidated (loss) income before taxes, minority interests and cumulative effect of accounting change is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Total segment contribution margin	$53,425	$47,485
General and administrative expense	(11,437)	(9,868)
Funding of affiliated dot.com company operations	(538)	(210)
Depreciation and amortization	(11,524)	(12,870)
Other expense (primarily interest)	(16,979)	(11,687)

Income from continuing operations before income taxes and minority interests	$12,947	$12,850

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

        The Company records advances and notes issued in support of Advanstar.com operations as an operating expense on the Company's consolidated statement of operations, as a reflection of the ongoing nature of the operations of Advanstar.com in support of the Company's operations. Net advances and notes charged to the Company's operations during the three months ended March 31, 2004 and 2003 were approximately $0.5 million and $0.2 million, respectively. As described in Note 2, the Company expects to begin consolidating the operations of Advanstar.com with those of the Company, beginning on January 1, 2005.

10.    Parent Company Notes

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

Advanstar Communications Inc.
Condensed Consolidating Balance Sheets
At March 31, 2004
(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$24,061	$—	$7,743	$—	$31,804
Accounts receivable, net	31,115	94	1,897	—	33,106
Prepaid expenses	5,722	132	1,861	—	7,715
Other	1,920	—	22	—	1,942

Total current assets	62,818	226	11,523	—	74,567
Noncurrent assets:
Property, plant and equipment, net	22,242	763	518	—	23,523
Deferred tax asset	13,524	35	—	(13,559)	—
Intangible and other assets, net	518,003	277,986	70,724	—	866,713
Investments in subsidiaries	529,307	—	26,899	(556,206)	—
Intercompany receivable	6,656	212,221	—	(218,877)	—

	$1,152,550	$491,231	$109,664	$(788,642)	$964,803

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$3,200	$—	$—	$—	$3,200
Accounts payable	18,748	7,248	2,388	—	28,384
Accrued liabilities	25,274	6,631	1,448	—	33,353
Deferred revenue	30,741	574	2,701	—	34,016

Total current liabilities	77,963	14,453	6,537	—	98,953
Long-term debt, net of current maturities	614,006	—	—	—	614,006
Deferred income taxes and other long-term iabilities	12,110	13,559	328	(13,559)	12,438
Intercompany payable	210,050	—	8,827	(218,877)	—
Due to parent	3,585	—	—	—	3,585
Minority interests	9,400	—	985	—	10,385
Stockholder's equity:
Common stock	10	3	947	(950)	10
Capital in excess of par value	447,367	438,117	109,706	(547,823)	447,367
(Accumulated deficit) retained earnings	(225,494)	25,099	(21,071)	(4,028)	(225,494)
Accumulated other comprehensive loss	3,553	—	3,405	(3,405)	3,553

Total stockholder's equity	225,436	463,219	92,987	(556,206)	225,436

	$1,152,550	$491,231	$109,664	$(788,642)	$964,803

Advanstar Communications Inc.
Condensed Consolidating Statements of Operations
For the three months ended March 31, 2004
(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenue	$78,927	$32,762	$8,200	$—	$119,889
Operating expenses:
Cost of production and selling, editorial and circulation	50,199	11,199	5,066	—	66,464
General and administrative	9,866	354	1,217	—	11,437
Funding of affiliated company operations	538	—	—	—	538
Depreciation and amortization	7,626	3,470	428	—	11,524

Total operating expenses	68,229	15,023	6,711	—	89,963

Operating (loss) income	10,698	17,739	1,489	—	29,926
Other income (expense):
Interest expense, net	(18,219)	—	29	—	(18,190)
Other income, net	942	—	269	—	1,211

Income (loss) from continuing operations before income taxes and minority interests	(6,579)	17,739	1,787	—	12,947
(Benefit) provision for income taxes	(3,607)	6,656	76	—	3,125
Minority interests	(550)	—	57	—	(493)
Equity in earnings of subsidiaries	12,851	—	—	(12,851)	—

Income (loss) from continuing operations	9,329	11,083	1,768	(12,851)	9,329
Discontinued operations:
Income from operations of discontinued business	6,771	—	—	—	6,771

Net income (loss)	$16,100	$11,083	$1,768	$(12,851)	$16,100

Advanstar Communications Inc.
Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2004
(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities:
Net income (loss)	$16,100	$11,083	$1,768	$(12,851)	$16,100
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings of subsidiaries	(12,851)	—	—	12,851	—
Gain on derivative financial instruments	(1,280)	—	—	—	(1,280)
Depreciation and amortization	7,689	3,470	428	—	11,587
Other noncash items	981	86	(2)	—	1,065
Change in working capital items	(9,879)	(14,592)	(941)	—	(25,412)

Net cash provided by operating activities	760	47	1,253	—	2,060

Investing activities:
Additions to property, plant and equipment	(1,618)	(47)	(59)	—	(1,724)
Acquisitions of publications and trade shows, net of proceeds	(7,986)	—	—	—	(7,986)
Proceeds from sale of business and other assets	19,407				19,407

Net cash used in investing activities	9,803	(47)	(59)	—	9,697

Financing activities:
Borrowings of long term debt, net	(8,826)	—	—	—	(8,826)
Deferred financing costs	(302)				(302)
Dividends paid to minority interest holders	—	—	—	—	—

Net cash used in financing activities	(9,128)	—	—	—	(9,128)

Effect of exchange rate changes on cash	—	—	(99)	—	(99)

Net decrease in cash and cash equivalents	1,435	—	1,095	—	2,530
Cash and cash equivalents, beginning of year	22,626	—	6,648	—	29,274

Cash and cash equivalents, end of year	$24,061	$—	$7,743	$—	$31,804

Advanstar Communications Inc.
Condensed Consolidating Balance Sheets
At December 31, 2003
(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$21,568	$—	$7,706	$—	$29,274
Accounts receivable, net	30,256	—	4,304	—	34,560
Prepaid expenses	4,626	1,547	1,767	—	7,940
Other	1,718	—	53	—	1,771
Current assets of discontinued operations	1,047	—	—	—	1,047

Total current assets	59,215	1,547	13,830	—	74,592
Noncurrent assets:
Property, plant and equipment, net	22,406	850	530	—	23,786
Deferred tax asset	13,524	35	—	(13,559)	—
Intangible and other assets, net	515,599	281,321	71,336	—	868,256
Non current assets of discontinued operations	18,451	—	—	—	18,451
Investments in subsidiaries	518,214	—	27,792	(546,006)	—
Intercompany receivable	3	208,188	—	(208,191)	—

	$1,147,412	$491,941	$113,488	$(767,756)	$985,085

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$3,700	$—	$—	$—	$3,700
Accounts payable	23,289	2,738	3,433	—	29,460
Accrued liabilities	23,513	6,554	3,244	—	33,311
Deferred revenue	37,124	16,954	2,622	—	56,700
Current liabilities of discontinued operations	4,198	—	—	—	4,198

Total current liabilities	91,824	26,246	9,299	—	127,369
Long-term debt, net of current maturities	622,369	—	—	—	622,369
Deferred income taxes and other long-term
liabilities	12,017	13,559	295	(13,559)	12,312
Intercompany payable	199,239	—	8,952	(208,191)	—
Due to parent	3,650	—	—	—	3,650
Minority interests	9,017	—	1,072	—	10,089
Stockholder's equity:
Common stock	10	3	950	(953)	10
Capital in excess of par value	447,367	438,117	112,204	(550,321)	447,367
(Accumulated deficit) retained earnings	(241,594)	14,016	(22,839)	8,823	(241,594)
Accumulated other comprehensive loss	3,513	—	3,555	(3,555)	3,513

Total stockholder's equity	209,296	452,136	93,870	(546,006)	209,296

	$1,147,412	$491,941	$113,488	$(767,756)	$985,085

Advanstar Communications Inc.
Condensed Consolidating Statements of Operations
For the three months ended March 31, 2003
(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenue	$59,003	$31,589	$9,483	$—	$100,075
Operating expenses:
Cost of production and selling, editorial and circulation	36,442	9,287	6,861	—	52,590
General and administrative	8,282	327	1,259	—	9,868
Funding of affiliated company operations	210	—	—	—	210
Depreciation and amortization	7,483	4,841	546	—	12,870

Total operating expenses	52,417	14,455	8,666	—	75,538

Operating (loss) income	6,586	17,134	817	—	24,537
Other income (expense):
Interest expense, net	(12,191)	—	105	—	(12,086)
Other income, net	623	—	(224)	—	399

Income (loss) income before income taxes and minority interests	(4,982)	17,134	698	—	12,850
(Benefit) provision for income taxes	(6,288)	6,288	304	—	304
Minority interests	(242)	—	114	—	(128)
Equity in earnings of subsidiaries	11,354	—	—	(11,354)	—

Net income (loss) from continuing operations	12,418	10,846	508	(11,354)	12,418
Discontinued operations:
Income from operations of discontinued business	3,268	—	—	—	3,268

Net income (loss)	$15,686	$10,846	$508	$(11,354)	$15,686

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations:

        This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned not to place undue reliance on these forward-looking statements, including statements about plans and objectives of management, potential acquisitions, market growth and opportunity. These forward-looking statements are neither promises or guarantees and involve risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements. You should not expect that these forward-looking statements will be updated or supplemented as a result of changing circumstances or otherwise, and we disavow and disclaim any obligation to do so. Important cautionary statements and risk factors that would affect actual results are discussed in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission, including those under the caption entitled "Certain Factors Which May Affect Future Results" in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2004.

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

        Trade shows and conferences accounted for approximately 57% and 65% of total revenue in the first quarter of 2004 and 2003, respectively. Trade publications accounted for approximately 39% and 30% of total revenue in the first quarter of 2004 and 2003, respectively, while marketing services accounted for approximately 4% and 5% of total revenue in the first quarter of 2004 and 2003, respectively. We expect that publications will constitute slightly more than 50% of our full year 2004 revenue as a result of the acquisition in October 2003 of the Thomson healthcare properties. Our revenue reaches its highest levels during the first and third quarters of the year due to the timing of the MAGIC trade shows and our other large trade shows and conferences. Because trade shows and conferences revenue is recognized when a particular event is held, we may experience fluctuations in quarterly revenue based on the movement of trade show dates from one quarter to another.

Trends and Developments

        The rebound in marketing and advertising spending in this economic recovery remains tentative and variable across the twenty industry sectors served by our trade shows and publications.

        Many of our publishing properties are off to a sluggish start in the first quarter compared to last year as advertisers are beginning their 2004 marketing programs cautiously as they evaluate the strength of their particular industry's recovery. Our healthcare and pharmaceutical publications are continuing their strong growth trend from 2003 in the first quarter of 2004. The healthcare publications we recently acquired from Thomson are performing to our expectations and should offer us opportunities for additional growth as we move ahead into the coming year. Trade advertising for our technology publications stabilized in the first quarter with revenue declining less than 2.5% from the first quarter of 2003 after two years of double digit declines. We do not anticipate significant near term recovery in our technology based publications due to continued uncertainty by our customers as to the pace of a technology spending recovery. Our travel publications remain depressed. Travel industry trade advertising pages were down approximately 10% from the first quarter of 2003 in the face of continuing geopolitical uncertainty and difficult economic conditions in the travel industry.

        Our trade shows and conferences serving consumer facing industries continued to perform well in the first quarter. Our MAGIC events in February recorded gains in square footage, revenue and attendance over the Spring 2003 and the August 2003 events. Our Powersports motorcycle events also increased revenue significantly over the first quarter last year. Our trade shows serving technology markets had mixed results but our largest technology events in the document management and digital printing markets began to stabilize after three years of tech market declines.

Presentation of Financial Information

  Acquisitions and Divestitures

        On October 1, 2003, we purchased a portfolio of healthcare industry magazines and related custom projects business from The Thomson Corporation and its subsidiaries for $136 million in cash (including $1 million of related fees and expenses).

        On March 8, 2004, we purchased a portfolio of pharmaceutical industry specific magazines and conferences from the Institute of Validation Technology, Inc. ("IVT") for $8.0 million in cash and assumed liabilities. In addition, the Company agreed to pay additional contingent cash purchase price based upon 2004 and 2005 operating results of the acquired assets.

        We have accounted for our acquisitions under the purchase method of accounting. Accordingly, our results of operations include the effect of these acquisitions from the date of purchase.

        On December 31, 2003, we sold a portfolio of automotive and technology industry trade shows and magazines operated by our U.K. subsidiary for a total sales price of $2.2 million in cash, subject to a working capital adjustment. Total revenue and contribution margin for these properties in the first quarter of 2003 was $2.0 million and a loss of $0.1 million, respectively.

        On March 12, 2004, we completed the sale of our art industry trade shows and magazines (the "Art Group") for a total selling price of $19.5 million in cash, subject to a working capital adjustment. The portfolio included three trade shows, with 186,216 aggregate square feet in 2003, and two publications, with 935 aggregate advertising pages in 2003. The Company recorded a gain on the sale of $1.0 million plus a tax benefit of $2.4 million. The results of the Art Group, along with the after tax gain, are reported separately as discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2004 and 2003. The results of the discontinued operations do not reflect any interest expense or overhead allocated from the Company. Prior year consolidated financial statements have been restated to present the Art Group as a discontinued operation. Art Group revenue included in discontinued operations in the condensed consolidated statements of operations was $8.5 million for the period from January 1, 2004 to March 12, 2004, and $9.3 million for the three months ended March 31, 2003. For the full year of 2003, the art portfolio revenue and operating income was $10.9 million and $2.0 million, respectively.

  Private Placement of Second Priority Senior Secured Notes and Refinancing of Credit Facility

        In August 2003, we amended our credit facility to permit the issuance of $360.0 million of second priority senior secured notes and the use of the proceeds thereof, eliminate the leverage ratio covenant and amend certain other covenants contained in the credit facility and reduce the revolving loan commitments thereunder from $80 million to $60 million. We recorded an expense of $11.3 million in the third quarter of 2003 to reflect the write-off of deferred financing costs related to the term loans which were repaid with the proceeds of the offering. Our interest expense and cash interest will be higher in future periods as a result of this refinancing. In addition, we reclassified $1.8 million of deferred losses related to our interest rate collar and swap agreements previously reported as a component of accumulated other comprehensive income into other expenses in the third quarter of 2003. Gains and losses on the portion of these agreements not designated as hedges of the second priority senior secured floating rate notes at the end of each fiscal quarter (which are calculated as the net amount payable upon termination at the date of determination) are recognized in current earnings.

        In September 2003 we issued $70 million of second priority senior secured notes and used the net proceeds to repay approximately $12 million of outstanding borrowings under our revolving credit facility and purchase short-term investments pending completion of the Thomson acquisition. On October 1, 2003, we used $136.0 million in cash, including $56 million of the net proceeds of the September offering to finance the Thomson acquisition.

Sources of Revenue

  Trade Shows and Conferences

        The trade shows and conferences segment derives revenue principally from the sale of exhibit space and conference attendance fees generated at our events. In 2003, approximately 82% of our trade show and conference revenue was from the sale of exhibit space. Events are generally held on an annual basis in major metropolitan or convention areas such as New York City and Las Vegas. At many of our trade shows, a portion of exhibit space is reserved as much as a year in advance. The sale of exhibit space is generally impacted by the ongoing quality and quantity of attendance, venue selection and availability, industry cycle and general market conditions. Revenue and related direct event expenses are recognized in the month in which the event is held. Cash is collected in advance of an event and is recorded on our consolidated balance sheet as deferred revenue.

  Trade Publications

        The trade publications segment derives revenue principally from the sale of advertising in our B-to-B magazines. Additionally, certain publications derive revenue from paid subscriptions and custom publishing and projects. Paid subscriptions comprise less than 5% of total publishing revenue. Most publications are produced monthly with advertising sold both on a scheduled and a single insertion basis. The sale of advertising is generally impacted by circulation and editorial quality, readership, new product releases and general market conditions. Advertising revenue is recognized on the publication issue date, and subscription revenue, if any, is recognized over the subscription period, typically one year.

  Marketing Services

        The marketing services segment derives its revenue from the sale of value-added marketing products such as print and internet based classified advertising, direct mail services, reprints, database marketing, directories, guides and reference books. These products complement and utilize the content or databases generated by our trade shows, conferences and publications. The sale of these products is generally impacted by the success of the event or publication from which these products are derived, the quality of the sales team and general market conditions. Revenue is generally recognized when the applicable product is shipped or otherwise delivered.

Components of Expenses

  Trade Shows and Conferences

        Costs incurred by the trade shows and conferences segment include facility rent, attendee and exhibitor promotion and on-site services such as registration, security and set-up. Exhibitors generally contract directly with third parties for on-site services such as electrical and booth set-up. Staff salaries and related payroll expenses are treated as monthly period expenses. All other direct costs are expensed in the month the event occurs.

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

Significant Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate these estimates on an ongoing basis, including those related to bad debts, intangible assets and income taxes. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We apply the following critical accounting policies in the preparation of our consolidated financial statements:

        Revenue Recognition.    We recognize revenue as discussed in the "—Sources of Revenue" section above. The balance of deferred revenue was $34.0 million at March 31, 2004; $20.7 million for trade publications and $13.3 million for trade shows. On a relative basis, deferred revenue reaches its highest levels during the second and fourth quarters of the year largely due to the timing of the MAGIC trade shows and our other large trade shows and conferences.

        Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The balance of the allowance for doubtful accounts at March 31, 2004 and December 31, 2003 was $1.2 million and $1.0 million, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

        The allowance for doubtful accounts is an estimate based on specifically identified accounts as well as general reserves. We evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations. In these cases, management uses its judgment, based on the best available facts and circumstances, to determine if a specific reserve for that customer's receivable is warranted.. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. We also establish a general reserve for all customers based on percentages applied to customer balances depending on the age of the amount due. This percentage is based on historical collection and write-off experience and varies by geographic region. If circumstances change, our estimates of the recoverability of amounts due us could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known.

        Deferred Taxes.    Pursuant to the requirements of SFAS No. 109, we record a valuation allowance to reduce our deferred tax assets to the amount that we determine is more likely than not to be realized. At March 31, 2004 we have recorded a valuation allowance to offset the deferred tax benefit associated with all of our U.S. and foreign net operating loss carryforwards because the realization of these benefits is not considered likely. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we were to subsequently determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, a reduction in the valuation allowance would result in an income tax benefit and would increase net income or reduce net loss in the period such determination was made.

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

Selected Financial Data

        The following table sets forth selected statements of operations and other financial data.

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Income Statement Data:
Revenue
Trade Shows and conferences	$68,225	$65,572
Publications	47,169	30,749
Marketing services and other	4,495	3,754

Total revenue	119,889	100,075
Cost of production and selling
Trade Shows and conferences	29,467	27,557
Publications	33,983	22,032
Marketing services and other	2,022	2,320
Department and support costs	992	681

Total cost of production and selling	66,464	52,590
General and administrative expenses	11,437	9,868
Funding of affiliated dot.com company operations	538	210
Depreciation and amortization	11,524	12,870

Operating income	29,926	24,537
Other income (expense):
Interest expense	(18,190)	(12,086)
Other income (expense), net	1,211	399

Income from continuing operations before income taxes and minority interests	12,947	12,850
Provision for income taxes	3,125	304
Minority interests	(493)	(128)

Income from continuing operations	9,329	12,418
Income from operations of discontinued business (including gain on sale of $1,017 and income tax benefit of $2,404 in 2004)	6,771	3,268

Net income	$16,100	$15,686

Results of Operations

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

Revenue

        Revenue increased $19.8 million, or 19.8%, to $119.9 million in the quarter ended March 31, 2004 from $100.1 million in the quarter ended March 31, 2003.

        Revenue from trade shows and conferences increased $2.6 million, or 4.0%, to $68.2 million in the first quarter of 2004 from $65.6 million in the first quarter of 2003. Three trade shows shifted between the first and second quarters from 2003 to 2004 increasing revenue by $1.6 million in the first quarter of 2004. Revenue for all events held in both the first quarter of 2004 and 2003 increased $1.0 million, or 1.5%, in the first quarter of 2004. Strong performances came from MAGIC and the Powersports motorcycle events. MAGIC held a successful event with revenue and square footage increasing approximately 4.7% and 4.5%, respectively, over the first quarter of 2003. Overall attendance grew 12.7% over the Spring 2003 event. The Powersports motorcycle events, including the Dealer Expo trade show and the International Motorcycle Show tour generated an increase in revenue of 13.7% over the first quarter last year. Our trade shows serving technology markets had mixed results with overall revenue from these events down 10.7%.

        Revenue from publications increased $16.5 million, or 53.4%, to $47.2 million in the first quarter of 2004 from $30.7 million in the first quarter of 2003 principally due to the expansion of our healthcare publication business with the acquisition of the healthcare properties from Thomson in October 2003. The acquired healthcare publication properties contributed approximately $17.5 million of revenue in the first quarter of 2004. We continue to integrate the Thomson healthcare properties into our existing publication business. The economic recovery remains tentative and uncertain across the various industries served by our publications. For publications serving the technology and travel markets, revenue declined $1.3 million in the first quarter of 2004 compared to the first quarter of 2003 as advertising pages continued to decline in these markets. Revenue declined approximately $1.0 million in the first quarter of 2004 due to the sale of certain of our U.K. based properties at the end of 2003 (see "Presentation of Financial Information—Acquisitions and Divestitures"). Across all our publications (other than the acquired healthcare properties, technology and travel publications and the disposed properties) advertising pages increased 6.1% and revenue increased $1.3 million or 5.6% in the first quarter 2004 over the first quarter of 2003.

        Revenue from marketing services and other of $4.5 million in the first quarter of 2004 increased 19.7% from $3.8 million in the first quarter of 2003 due to positive results in classified and recruitment advertising, principally from the acquired healthcare publications.

Cost of production and selling

        Cost of production and selling expenses increased $13.9 million, or 26.4%, to $66.5 million in the first quarter of 2004 from $52.6 million in the first quarter of 2003 primarily due to the acquisition of the healthcare properties in October 2003.

        Expenses of trade shows and conferences increased $1.9 million, or 6.9%, to $29.5 million in the first quarter of 2004 from $27.6 million in the first quarter of 2003. This increase was due in part to the impact of investments made in our MAGIC and Powersports events to pursue future revenue growth opportunities and several launches of new events in the U.S. and Europe, partially offset by cost savings associated with the sale of certain of our U.K. based properties at the end of 2003.

        Expenses of trade publications increased $12.0 million, or 54.2%, to $34.0 million in the first quarter of 2004 from $22.0 million in the first quarter of 2003. Operating costs were impacted by approximately $12.8 million of additional costs associated with our acquisition of Thomson healthcare publishing properties in October 2003, including new investments in sales resources and product enhancements. These cost increases were partially offset by cost savings of $1.0 million attributable to the sale of certain of our U.K. based properties at the end of 2003. Prices for printing, paper and postage remained stable in the first quarter, however we have indications that paper prices may increase 5% to 8% in the second half of 2004.

        Expenses of marketing services and other declined $0.3 million, or 12.8%, to $2.0 million in the first quarter of 2004 from $2.3 million in the first quarter of 2003, due to cost savings associated with the reorganization of our marketing services department.

        Department and support costs of $1.0 million in the first quarter of 2004 increased $0.3 million compared the first quarter of 2003 due primarily to increased departmental production staff related to the Thomson acquisition.

General and administrative expenses

        General and administrative expenses increased $1.5 million, or 15.9%, to $11.4 million in the first quarter of 2004 from $9.9 million in the first quarter of 2003, due principally to increased office and administrative costs attributable to the acquisition of the Thomson healthcare properties with the addition of three offices and approximately 300 employees.

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

        Expense associated with our funding of Advanstar.com increased $0.3 million to approximately $0.5 million in the first quarter of 2004 from $0.2 million in the first quarter of 2003 due to additional development of web-based products and services. As described in "—Recent Accounting Developments", we expect to begin consolidating the operations of Advanstar.com with those of the Company, beginning on January 1, 2005.

Depreciation and amortization

        Depreciation and amortization expense declined approximately $1.4 million to $11.5 million in the first quarter of 2004 from $12.9 million in the first quarter of 2003 primarily due to the effect of the declining balance method of accelerated amortization on our exhibitor and advertiser lists, partially offset by additional amortization related to acquisition of the Thomson healthcare properties.

Interest expense

        Interest expense increased $6.1 million, or 50.5%, to $18.2 million in the first quarter of 2004 from $12.1 million in the first quarter of 2003 due to an increase in our weighted-average interest rate of approximately 300 basis points and an increase in our weighted-average debt outstanding of approximately $69.1 million as a result of our financings discussed below.

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

        At March 31, 2004, approximately $462.9 million, or 75% of our total debt is at a fixed rate with the balance subject to interest rate fluctuations. A 100 basis point increase in interest rates on our current variable rate debt would result in an increase in annual interest expense of $1.5 million. We previously entered into an interest rate collar agreement to hedge our interest rate risk on these variable rate borrowings. The agreement expired in February 2004 and we currently have no plans to renew this interest rate collar agreement or otherwise hedge our remaining floating rate debt.

Other income (expense), net

        Other income increased $0.8 million to $1.2 million in the first quarter of 2004 from $0.4 million in the first quarter of 2003. This increase is attributable to gains associated with our interest rate protection agreement, which expired in February 2004.

Provision (benefit) for income taxes

        The provision for income taxes was $3.1 million in the first quarter of 2004 compared to $0.3 million in the first quarter of 2003. The first quarter 2004 provision relates to income taxes in certain foreign jurisdictions and a deferred tax liability related to a basis difference resulting from goodwill for tax purposes being less than the carrying value of goodwill for financial reporting purposes. We recorded no income tax benefit related to the net operating losses we generated during 2003 because we have established a valuation allowance to offset any related tax benefits due to uncertainty about realization of these benefits. Our first quarter 2003 provision relates to income taxes in certain foreign jurisdictions.

Discontinued operations

        On March 12, 2004, we sold our portfolio of art industry trade shows and magazines for a total sales price of $19.5 million in cash, subject to a working capital adjustment, and recorded an after tax gain of $3.4 million. The results of the art portfolio, along with the after tax gain, are reported separately as discontinued operations in both the current and prior quarter. Revenues and operating income of the art portfolio were $8.5 million and $3.4 million, respectively, in the first quarter of 2004, and $9.3 million and $3.3 million, respectively, in the first quarter of 2003. For the full year of 2003, the art portfolio revenue and operating income was $10.9 million and $2.0 million, respectively.

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

Debt Service.

        As of March 31, 2004, we had total indebtedness of $617.2 million and approximately $57.9 million of borrowings available under our revolving credit facility. Our principal debt obligations are described below.

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

        Parent Company Notes.    Our parent, Advanstar, Inc., issued 15% senior discount notes due October 2011 with a principal amount at maturity of $171.8 million. These discount notes do not require cash interest payments until April 2006 and contain restrictive covenants that, among other things, limit the ability of Advanstar, Inc. and its subsidiaries (including us) to incur debt, pay dividends and make investments. Neither we nor any of our subsidiaries have guaranteed the discount notes. Advanstar, Inc., however, is a holding company and its ability to pay interest on these discount notes will be dependent upon the receipt of dividends from its subsidiaries, principally Advanstar. However, the terms of our borrowing arrangements significantly restrict our ability to pay dividends to Advanstar, Inc. and Advanstar, Inc.'s failure to pay these notes would be a default under our credit facility.

        Contractual and contingent obligations.    Our contractual obligations (excluding accounts payable and accrued expenses), as of December 31, 2003 are as set forth below (in millions):

	Payments Due By Period
	2004(1)	2005	2006	2007	2008	2009	After 2009	Total
Indebtedness	$2.9	$1.3	$1.3	$1.3	$149.5	$—	$460.0	$616.3
Interest on indebtedness(2)	51.6	64.3	64.2	64.1	60.7	51.5	53.0	409.4
Operating lease obligations	4.9	6.2	6.2	4.1	3.8	2.4	1.2	28.8

Total Contractual Cash Obligations	$59.4	$71.8	$71.7	$69.5	$214.0	$53.9	$514.2	$1,054.5

(1)
For the period from April 1, 2004 through December 31, 2004.

(2)
Interest on the second priority floating rate notes, revolving credit facility and Term Loan B is calculated using LIBOR of 1.09%, the rate in effect on March 31, 2004. Because the floating rate notes, revolving credit facility and Term Loan B bear interest at a variable rate, actual payments could differ.

        We have no material capital lease obligations or purchase obligations. Our contingent obligations are primarily composed of $2.1 million of letters of credit and our interest rate and foreign currency derivatives discussed more fully below in Item 3. "Quantitative and Qualitative Disclosure About Market Risk."

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

        We anticipate that our operating cash flow, together with borrowings under the credit facility (assuming continued compliance with the covenants contained therein or a modification thereof) and other future financings and refinancings, will be sufficient to meet our anticipated future operating expenses, capital expenditures, debt service and other obligations as they become due. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

  Historical

        Historically, our financing requirements have been funded primarily through cash generated by operating activities and borrowings under our revolving credit facility. From time to time, we have also raised additional funds through sales of common stock, high yield offerings and term borrowings under our credit facility for purposes of completing strategic acquisitions.

        Cash flows from operating activities.    Net cash provided by operations declined $0.2 million to $2.1 million in the first quarter of 2004 compared to $2.3 million in the first quarter of 2003. Operating cash flows in the first quarter are significantly effected by the working capital characteristics of our business, in particular the trade shows and conferences business. Deferred revenue increases on the balance sheet in the quarters immediately preceding our busy first quarter trade show season as we collect deposits for booth space several months in advance of the trade shows. Revenue and contribution margin are recognized in the quarter as the events are held, releasing the deferred revenue from the balance sheet resulting in a use of cash from the increase in net operating assets. This increase in net operating assets was $25.4 million in the first quarter of 2004. Non-cash charges including depreciation and amortization expense of $11.6 million offset by other non-cash net gains totaling $0.2 million and changes in operating assets and liabilities of $25.4 million reduced the cash effect of the first quarter 2004 net income of $16.1 million. The use of cash caused by changes in our operating assets and liabilities is due largely to the collection of our first quarter trade show revenue in advance of our first quarter. Non-cash charges including depreciation and amortization expense of $13.2 million and other non-cash charges of $0.8 million, offset by changes in our operating assets and liabilities of $27.4 million served to reduce the cash effect of our first quarter 2003 net income of $15.7 million.

        Cash flows provided by (used in) investing activities.    Net cash provided by investing activities in the first quarter of 2004 was $9.7 million compared to net cash used in investing activities of $2.0 million in the first quarter of 2003. This change was principally due to the sale in March 2004 of our art shows and magazines for a total sales price of $19.5 million in cash, partially offset by $8.0 million in cash used for the acquisition of the pharmaceutical publications and conferences as further discussed below.

        We incurred capital expenditures of $1.7 million and $2.0 million in the first quarter of 2004 and 2003, respectively. We anticipate that we will spend approximately $7.0 million on capital expenditures in 2004. The majority of these expenditures are related to expansions and enhancements to our IT and communications infrastructure and management and operating group information systems. We believe that this amount of capital expenditure will be adequate to meet the needs of our business according to our business strategy and to maintain the key trade shows, publications and business of our continuing operations.

        Cash used for acquisitions in the first quarter of 2004 increased $8.0 million relative to the first quarter of 2003 due to the acquisition in March 2004 of a portfolio of pharmaceutical industry specific magazines and conferences for $8.0 million in cash. Our business strategy includes the consummation of strategic acquisitions. In connection with any future acquisitions, we may require additional funding, which may be provided in the form of additional debt or equity financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms or in a manner that complies with the restrictive covenants in our debt instruments.

        Cash flows used in financing activities.    Net cash flows used in financing activities increased $1.8 million to $9.1 million in the first quarter of 2004 from $7.3 million in the first quarter of 2003. We paid down approximately $8.8 million in debt during the first quarter of 2004, including $8.0 million on our revolver.

  Recently Issued Accounting Standards

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

ITEM 3.    Quantitative and Qualitative Disclosure about Market Risk

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

        Interest Rates.    At March 31,2004, we had fixed rate debt of $462.9 million and variable rate debt of $154.3 million. The annual pre-tax earnings and cash flows impact resulting from a 100 basis point increase in interest rates on variable rate debt, holding other variables constant and excluding the impact of the hedging agreements described below, would be approximately $1.5 million per year.

        The term loan B under our credit facility bears interest at a variable rate. We previously entered into an interest rate collar agreement to hedge our interest rate risk on these borrowings. This interest rate collar agreement expired in February 2004. Changes in fair value of the undesignated portion of this instrument was recognized in current earnings. We currently have no plans to renew this interest rate protection agreement or otherwise hedge our remaining floating rate debt.

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

        Our strategy for management of currency risk relies primarily on conducting our operations in a country's respective currency and may, from time to time, involve currency derivatives, primarily forward exchange contracts, to reduce our exposure to currency fluctuations. As of March 31, 2004, we had open foreign exchange derivative contracts to sell with a notional amount totaling $5.1 million, and to buy with a notional amount totaling $1.7 million. The estimated fair value of the foreign exchange contracts based upon market quotes was a net liability of approximately $0.1 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to an additional loss of approximately $0.4 million. Actual results may differ.

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

        Changes in Internal Controls.    There were no significant changes during the first fiscal quarter in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II    OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K
Item 6(a).	Exhibits
	31.1	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
	31.2	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
	32.1	Certification of principal executive officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act
	32.2	Certification of principal financial officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act
Item 6(b).	Reports on Form 8-K
The Company furnished a report on Form 8-K under Items 7 and 12 on March 3, 2004 setting forth its 2003 results.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANSTAR COMMUNICATIONS INC.
May 14, 2004
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
Advanstar Communications Inc. Condensed Consolidating Balance Sheets At March 31, 2004 (In thousands)
Advanstar Communications Inc. Condensed Consolidating Statements of Operations For the three months ended March 31, 2004 (In thousands)
Advanstar Communications Inc. Condensed Consolidating Statements of Cash Flows For the three months ended March 31, 2004 (In thousands)
Advanstar Communications Inc. Condensed Consolidating Balance Sheets At December 31, 2003 (In thousands)
Advanstar Communications Inc. Condensed Consolidating Statements of Operations For the three months ended March 31, 2003 (In thousands)
Advanstar Communications Inc. Condensed Consolidating Statements of Cash Flows For the three months ended March 31, 2003 (In thousands)
SIGNATURES
Exhibit Index