Form 10-Q
period 2004-09-30
ADVANSTAR COMMUNICATIONS INC
filed 2004-11-15
CIK 1062771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-57201

Advanstar Communications Inc.

(Exact name of registrant as specified in its charter)

New York

(State or other jurisdiction of
incorporation or organization)

59-2757389

(I.R.S. Employer
Identification No.)

One Park Avenue, New York, NY

(Address of principal executive offices)

10016

(Zip Code)

Registrant’s Telephone Number, Including Area Code: (212) 951-6600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

As of November 15, 2004, 1,000,000 shares of the registrant’s common stock were outstanding.

PART I   FINANCIAL INFORMATION

Advanstar Communications Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,662	$29,274
Accounts receivable, net of allowance of $1,110 and $1,006 at September 30, 2004 and December 31, 2003	30,874	33,844
Prepaid expenses	7,377	7,892
Other	1,651	1,771
Current assets of discontinued operations	—	3,316
Total current assets	80,564	76,097
Property, plant and equipment, net	24,074	23,758
Intangible and other assets:
Goodwill	704,984	699,221
Intangibles and other, net	111,277	141,627
Total intangible and other assets, net	816,261	840,848
Non current assets of discontinued operations	—	45,887
	$920,899	$986,590
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$1,800	$3,700
Accounts payable	21,061	29,110
Accrued compensation	7,701	6,940
Other accrued expenses	29,367	27,707
Deferred revenue	34,192	56,470
Current liabilities of discontinued operations	—	4,947
Total current liabilities	94,121	128,874
Long-term debt, net of current maturities	613,281	622,369
Deferred income taxes	13,880	6,990
Other long-term liabilities	3,996	5,322
Due to parent	3,467	3,650
Minority interests	4,220	3,516
Long term liabilities of discontinued operations	—	6,573
Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value, 40,000,000 shares authorized; 1,000,000 shares issued and outstanding at September 30, 2004 and December 31, 2003	10	10
Capital in excess of par value	447,367	447,367
Accumulated deficit	(263,123)	(241,594)
Accumulated other comprehensive income	3,680	3,513
Total stockholder’s equity	187,934	209,296
	$920,899	$986,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar Communications Inc.

Condensed Consolidated Statements of Operations

(In thousands)

	Three Months Ended
	September
	2004	2003
	(unaudited)
Revenue	$99,801	$73,812
Operating expenses:
Cost of production	19,173	13,803
Selling, editorial and circulation	39,899	27,424
General and administrative	10,209	8,002
Restructuring charge	—	2,051
Funding of affiliated dot.com company operations (see Note 10)	308	107
Amortization of intangibles	10,574	10,882
Depreciation	1,849	1,637
Total operating expenses	82,012	63,906
Operating income	17,789	9,906
Other income (expense):
Interest expense, net	(17,268)	(15,682)
Write-off of deferred financing costs	—	(11,324)
Other expense, net	(385)	(733)
Income (loss) from continuing operations before income taxes and minority interests	136	(17,833)
Provision (benefit) for income taxes	3,113	(177)
Minority interests	(267)	(141)
Loss from continuing operations	(3,244)	(17,797)
Discontinued operations (see Note 3):
Loss from operations of discontinued businesses (including a goodwill impairment charge of $6,150 for the three months ended September 30, 2004)	(6,604)	(352)
Net loss	$(9,848)	$(18,149)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar Communications Inc.

Condensed Consolidated Statements of Operations

(In thousands)

	Nine Months Ended
	September 30,
	2004	2003
	(unaudited)
Revenue	$304,319	$233,096
Operating expenses:
Cost of production	58,822	45,527
Selling, editorial and circulation	124,176	88,040
General and administrative	31,758	25,688
Restructuring charge	—	2,051
Funding of affiliated dot.com company operations (see Note 10)	3,071	742
Amortization of intangibles	30,569	32,314
Depreciation	5,945	5,944
Total operating expenses	254,341	200,306
Operating income	49,978	32,790
Other income (expense):
Interest expense, net	(52,638)	(40,150)
Write-off of deferred financing costs	—	(11,324)
Other income (expense), net	1,148	(585)
Loss from continuing operations before income taxes and minority interests	(1,512)	(19,269)
Provision for income taxes	9,671	119
Minority interests	(704)	(334)
Loss from continuing operations	(11,887)	(19,722)
Discontinued operations (see Note 3):
(Loss) income from operations of discontinued businesses (including a goodwill impairment charge of $15,570 net of minority interest of $5,072 for the nine months ended September 30, 2004)	(9,642)	2,969
Net loss	$(21,529)	$(16,753)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar Communications Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 30,
	2004	2003
	(unaudited)
Operating activities:
Net loss	$(21,529)	$(16,753)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write-off of deferred financing costs	—	11,324
Restructuring charge	—	2,051
Depreciation and amortization	36,777	39,393
Impairment of goodwill	15,570	—
Gain on derivative financial instruments	(1,300)	135
Undistributed earnings of minority interest holders	704	560
Non-cash interest expense	2,447	2,287
Gain on sale of business and other assets	(1,179)	(33)
Deferred income taxes	6,890	660
Provision for bad debts	637	417
Changes in operating assets and liabilities	(27,204)	(19,481)
Net cash provided by operating activities	11,813	20,560
Investing activities:
Additions to property, plant and equipment	(6,288)	(4,253)
Acquisitions of publications and trade shows, net of cash acquired	(7,915)	(216)
Proceeds from sale of business and other assets	24,294	3
Net cash provided by (used in) investing activities	10,091	(4,466)
Financing activities:
Payments on revolving credit loan	(14,000)	21,000
Proceeds from revolving credit loan	6,000	(45,100)
Proceeds from issuance of long-term debt	—	431,050
Payments of long-term debt	(2,875)	(332,700)
Contribution of capital from parent	—	50,000
Dividends paid to minority interest holders	—	(227)
Deferred financing costs	(302)	(16,207)
Net cash (used in) provided by financing activities	(11,177)	107,816
Effect of exchange rate changes on cash	661	453
Net increase in cash and cash equivalents	11,388	124,363
Cash and cash equivalents, beginning of period	29,274	18,930
Cash and cash equivalents, end of period	$40,662	$143,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar Communications Inc.
Notes to Condensed Consolidated Financial Statements

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Advanstar Communications Inc. (“Communications”, or the “Company”) in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes that all adjustments, consisting solely of normal recurring items, considered necessary for a fair presentation have been included. These condensed consolidated financial statements, however, should be read in conjunction with the audited financial statements and the related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 29, 2004. The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2004.

2.   Summary of Significant Interim Accounting Policies

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to account for stock options and awards to employees under the provisions of Accounting Principles Board (“APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

If the Company had elected to recognize compensation costs based on the fair value of the options granted as prescribed by SFAS No. 123, results would have been adjusted to the pro forma amounts indicated in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss—as reported	$(9,848)	$(18,149)	$(21,529)	$(16,753)
Less: pro forma stock based employee compensation	(521)	(592)	(1,903)	(1,776)
Net loss—pro forma	$(10,369)	$(18,741)	$(23,432)	$(18,529)

Interim Income Tax Expense

The Company determines its quarterly income tax provision based upon an estimated annual effective income tax rate. In determining the effective income tax rate applicable to interim periods, the Company excludes tax jurisdictions where no tax expense or benefit is expected for the entire year.

Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R, Consolidation of Variable Interest Entities, which addresses accounting for special-purpose and variable interest entities and which superseded Interpretation No. 46.  The provisions of Interpretation No. 46R are effective for the Company in the first quarter of 2005. Specifically, based upon the Company’s preliminary analysis, the Company believes that it will be required to consolidate the operations of Advanstar.com effective January 1, 2005. If the Company consolidates Advanstar.com, management

Advanstar Communications Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

believes the effect will be to reduce the amount of Advanstar.com losses included in the Company’s operating results. The Company does not expect this consolidation to have a material effect on its financial position, results of operations or cash flows.

3.   Acquisitions and Divestitures

Acquisitions

On October 1, 2003, the Company purchased a portfolio of healthcare industry magazines and related custom projects business from the Thomson Corporation and its subsidiaries (“Thomson”) for $150.7 million, including $136.5 million in cash (including related fees and expenses) and $14.1 million of assumed liabilities.

On March 8, 2004, the Company purchased a portfolio of pharmaceutical industry conferences and magazines from the Institute of Validation Technology, Inc. (“IVT”) for $7.9 million in cash plus assumed liabilities. In addition, the Company agreed to pay additional contingent cash consideration based on 2004 and 2005 operating results of the acquired assets. Certain acquired assets and assumed liabilities are recorded based upon preliminary estimates of their respective fair values as of the date of the acquisition. The Company does not believe the final allocation of purchase price will be materially different from preliminary allocations.

The following table provides the unaudited pro forma operating results of the Company for the three and nine month periods ended September 30, 2003 as if the Thomson acquisition had taken place at January 1, 2003. The pro forma operating results do not include the effect of the IVT acquisition described above because the acquisition is not material (in thousands):

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Revenue	$96,390	$296,495
Loss from continuing operations	(37,772)	(33,075)
Net Loss	(38,124)	(30,106)

The unaudited pro forma operating results do not purport to represent what the Company’s results of operations actually would have been if the acquisition had occurred as of the date indicated or what such results will be for any future periods.

Divestitures

Art Group

On March 12, 2004, the Company completed the sale of its art industry trade shows and magazines (the “Art Group”) for a total selling price of $19.6 million in cash. The portfolio included three trade shows and two publications. The Company recorded a gain on the sale of $1.0 million plus a tax benefit of $2.4 million.

The results of the Art Group have been reported in discontinued operations in the condensed consolidated statements of operations for the nine months ended September 30, 2004 and the three and nine months ended September 30, 2003. In addition, the assets and liabilities of the Art Group are reported in discontinued operations in the condensed consolidated balance sheet at December 31, 2003.

Advanstar Communications Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Prior year consolidated financial statements have been restated to present the Art Group in discontinued operations.

Revenues of the Art Group, included in discontinued operations in the condensed consolidated statements of operations, were $8.5 million for the period from January 1, 2004 to March 12, 2004.  For the three and nine months ended September 30, 2003, Art Group revenues were  $0.5 million and $10.2 million, respectively. Income (loss) before income taxes of the Art Group reported in discontinued operations in the condensed consolidated statements of operations, which excludes the gain on sale, was $3.4 million for the period from January 1, 2004 to March 12, 2004, a loss of $0.4 million for the three months ended September 30, 2003 and a profit of $2.5 million for the nine months ended September 30, 2003.

SeCA

On August 5, 2004, the Company completed the sale, for a total selling price of $3.1 million in cash, of its 65% ownership in its French joint venture (“SeCA”), which consisted of one trade show. In connection with the sale, the Company recorded a goodwill impairment charge of $9.4 million in the second quarter of 2004. The amount of the impairment charge was determined based upon the excess of the carrying value of the Company’s interest in SeCA over the selling price, less the costs incurred by the Company to sell SeCA. This charge is reported separately as a component of discontinued operations for the nine months ended September 30, 2004.

The results of SeCA have been reported as a component of discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003. Prior year consolidated financial statements have been restated to present SeCA in discontinued operations. In addition, the assets and liabilities of SeCA are reported as assets and liabilities of discontinued operations in the condensed consolidated balance sheet at December 31, 2003.

Revenues of SeCA were $2.9 million from January 1, 2004 to June 30, 2004. There were no revenues for the three months ended September 30, 2004. Revenues of SeCA were $0.1 million and $3.8 million for the three and nine months ended September 30, 2003. Income (loss) before income taxes of SeCA, net of minority interest, reported in discontinued operations in the condensed consolidated statements of operations for the nine months ended September 30, 2004 was a loss of $8.5 million. This loss included a goodwill impairment charge of $9.4 million. SeCA had no income (loss) before income taxes for the three months ended September 30, 2004. SeCA generated a loss before income taxes of $0.3 million and income before income taxes of $0.9 million for the three and nine months ended September 30, 2003.

DMS

On September 8, 2004, the Company sold its German trade show business (“DMS”) for $1.7 million in cash. In connection with the sale, the Company recorded a goodwill impairment charge of $6.2 million in the third quarter of 2004. The amount of the impairment charge was determined based upon the excess of the carrying value of DMS over the selling price, less the costs incurred by the Company to sell DMS. This charge is reported as a component of discontinued operations for the three and nine months ended September 30, 2004.

Revenues of DMS were $0.1 million for the three and nine months ended September 30, 2004. DMS revenues were $1.7 million and $1.8 million for the three and nine months ended September 30, 2003.

Advanstar Communications Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Income (loss) before income taxes reported in discontinued operations in the condensed consolidated statements of operations were a loss of $6.5 million and $7.5 million for the three and nine months ended September 30, 2004, respectively. The loss in each of these periods included a goodwill impairment charge of $6.2 million. DMS’ income (loss) before income taxes were a profit of $0.3 million and $0.1 million for the three and nine months ended September 30, 2003, respectively.

The discontinued operations of the Art Group, SeCA and DMS included in the condensed consolidated Balance Sheets as of December 31, 2003 are as follows (in thousands):

December 31, 2003
Assets
Accounts receivable	$2,221
Prepaid expenses	1,095
Total current assets of discontinued operations and assets held for sale	3,316
Property, plant and equipment, net	128
Goodwill	43,275
Intangibles and other, net	2,484
Total non current assets of discontinued operations and assets held for sale	45,887
Liabilities
Accounts payable and other accrued expenses	519
Deferred revenue	4,428
Total current liabilities of discontinued operations and assets held for sale	4,947
Minority interests	6,573
Total long term liabilities of discontinued operations and assets held for sale	6,573
Net assets of discontinued operations and assets held for sale	$37,683

The Art Group, SeCA and DMS assets included in discontinued operations in the Company’s reportable segments at December 31, 2003 (in thousands) are as follows:

	Trade Shows and Conferences	Trade Publications	Market Development	Corporate	Total
Segment assets	45,167	3,908	—	128	49,203

Advanstar Communications Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

4.   Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by operating segment are as follows (in thousands):

	Trade Shows and Conferences	Trade Publications	Market Development and Other	Totals
Balance as of December 31, 2003	$457,700	$210,443	$31,078	$699,221
Goodwill acquired or finally allocated during the period	—	6,268	—	6,268
Goodwill allocated to buisness disposition	—	(900)	—	(900)
Foreign currency translation	300	101	(6)	395
Balance as of September 30, 2004	$458,000	$215,912	$31,072	$704,984

Trade exhibitor and advertiser lists are amortized on a double-declining balance method over six years and five years, respectively, subscriber lists and other intangible assets are amortized on a straight-line basis over three to ten years, trademarks and trade names are amortized on a straight-line basis over twenty years. These intangible assets consist of the following as of September 30, 2004 and December 31, 2003 (in thousands):

	September 30, 2004	December 31, 2003
Trade exhibitor lists	$155,227	$155,043
Advertiser lists	61,507	62,303
Subscriber lists	29,188	28,577
Trade names and trademarks	18,108	18,008
Other intangible assets	22,803	21,323
Deferred financing costs	22,244	21,942
	309,077	307,196
Accumulated amortization	(197,800)	(165,569)
Total intangible and other assets, net	$111,277	$141,627

Estimated amortization expense of identified intangible assets and other for the remaining three months of 2004 and for the next five years is as follows: (in thousands):

2004	$11,066
2005	37,379
2006	26,892
2007	11,124
2008	7,683
2009	3,635

5.   Restructuring Charge

In September 2003, the Company consolidated its midtown New York leased office space from two floors to one. These actions resulted in a 2003 third quarter charge of approximately $2.1 million. In December 2003, the Company consolidated its Chester U.K. leased office space, resulting in a fourth

Advanstar Communications Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

quarter charge of approximately $0.6 million. The balance of the accrual for these costs at September 30, 2004 and December 31, 2003 was $1.8 million and $2.4 million, which principally represents remaining facility lease costs of which $0.4 million and $0.5 million is included in accrued liabilities, respectively, and $1.4 million and $1.9 million is included in other long term liabilities, respectively, in the accompanying condensed consolidated balance sheet at September 30, 2004 and December 31, 2003.

6.   Financial Derivative Instruments

The Company uses derivative instruments to manage exposure to interest rate and foreign currency risks. The Company’s objectives for holding derivatives are to minimize these risks using the most effective methods to eliminate or reduce the impact of these exposures.

Interest Rate Risk

Variable rate debt instruments are subject to interest rate risk. In 2001 the Company entered into an interest rate collar agreement expiring February 2004 to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The effective portion of the cumulative gain or loss on the interest rate collar agreement was reported as a component of accumulated other comprehensive income in stockholder’s equity and recognized in earnings as the underlying interest expense was incurred. The ineffective portion of the interest rate collar agreement was recognized in current earnings. Gains and losses on the undesignated portion of this agreement were recognized in current earnings until expiration.

In May 2003, the Company entered into an interest rate swap agreement expiring November 2005. The Company terminated this agreement in December 2003. The net gain at termination of approximately $0.2 million will continue to be reported in accumulated other comprehensive income and will be amortized into earnings over the original contract term.

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

At September 30, 2004, the Company had foreign exchange derivative contracts to sell with a notional amount totaling $1.9 million and to buy totaling $0.5 million. The estimated fair value of the foreign exchange contracts based upon market quotes was a net liability of $0.1 million.

Advanstar Communications Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the effects of SFAS 133 on the Company’s accumulated other comprehensive income (loss) as of September 30, 2004 and 2003 (in thousands):

	Interest Rate Collar Agreements	Foreign Exchange Contracts	Total
Accumulated other comprehensive income (loss) balance at December 31, 2003	$(42)	$—	$(42)
Unwound from accumulated other comprehensive income (loss) during the period	(74)	—	(74)
Mark to market hedge contracts	244	—	244
Accumulated other comprehensive income (loss) balance at September 30, 2004	$128	—	$128
Accumulated other comprehensive income (loss) balance at December 31, 2002	$(4,350)	$—	$(4,350)
Unwound from accumulated other comprehensive income (loss) during the period	4,057	—	4,057
Mark to market hedge contracts	(1,017)	(22)	(1,039)
Accumulated other comprehensive income (loss) balance at September 30, 2003	$(1,310)	$(22)	$(1,332)

At September 30, 2004, the Company estimates that it will reclassify out of accumulated other comprehensive income approximately $0.1 million of deferred gains into earnings within the next 12 months. The fair value of the Company’s derivatives was a net liability position of $0.1 million and $1.5 million at September 30, 2004 and December 31, 2003, respectively, which is included in other accrued expenses in the accompanying condensed consolidated balance sheets.

Statement of Operations

The following tables summarize the effects of SFAS No. 133 included in other income (expense) in the Company’s statement of operations related to the ineffective portion of the Company’s interest rate protection agreements and foreign exchange contracts not designated as hedging instruments for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Interest Rate Collar Agreements	Foreign Exchange Contracts	Total
Three months ended September 30, 2004	$—	$14	$14
Three months ended September 30, 2003	(774)	(71)	(845)
Nine months ended September 30, 2004	1,294	5	1,299
Nine months ended September 30, 2003	368	599	967

Advanstar Communications Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

7.   Debt

Credit Facility

The credit facility (the “Credit Facility”) consists of (i) $25.0 million of term loans B payable in quarterly installments through October 11, 2008, and (ii) $60.0 million of revolving loans availability through April 11, 2007. The Credit Facility contains restrictive covenants which require the Company to, among other things, maintain a minimum fixed charge ratio (as defined). Failure of the Company to comply with the current covenants may cause an event of default under the Credit Facility. Borrowings under the Credit Facility are collateralized by substantially all of the Company’s assets.

Senior Secured Notes

On August 18, 2003, the Company issued $360.0 million of second priority senior secured notes (the “August senior secured notes”). On September 25, 2003, the Company issued an additional $70.0 million of second priority senior secured notes (the “September senior secured notes”), which were issued at a premium (together with the August senior secured notes, the “Senior Secured Notes”). The Senior Secured Notes were issued in two tranches: $130.0 million of Second Priority Senior Secured Floating Rate Notes due 2008, which require quarterly amortization equal to 0.25% of the principal amount thereof (the “floating rate notes”), and $300.0 million of 10.75% Second Priority Senior Secured Notes due 2010. Interest on the floating rate notes is payable at a rate equal to three-month LIBOR, which is reset quarterly, plus 7.5%. Each tranche of the notes is collateralized by second priority liens on substantially all of the collateral pledged against borrowings under the Company’s Credit Facility (other than the capital stock of certain of its subsidiaries and assets of its parent companies). The notes contain restrictive covenants that, among other things, limit the Company’s ability to incur debt, pay dividends and make investments. The Company entered into a registration rights agreement in connection with the private placement pursuant to which the Company has registered substantially all of the notes under the Securities Act of 1933, as amended.

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

The Senior Secured Notes are fully and unconditionally guaranteed on a senior basis, jointly and severally, by the Company’s wholly owned domestic subsidiaries. The financial covenants under the Senior Secured Notes include limitations on certain asset dispositions, payments, debt incurrence, dividends and other restricted payments.

Advanstar Communications Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Senior Subordinated Notes

The Company’s $160.0 million unsecured, 12% senior subordinated notes due 2011 (the “Senior Subordinated Notes”) require semiannual interest-only payments on February 15 and August 15 of each year. The Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by the Company’s wholly owned domestic subsidiaries. The financial covenants under the Senior Subordinated Notes include limitations on certain asset dispositions, payments, debt incurrence, dividends and other restricted payments.

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2004	2003
Term loan B, interest at LIBOR plus 4.50%; 6.34% at September 30, 2004, due quarterly through October 11, 2008	$25,000	$25,000
Revolving credit loan, interest at LIBOR plus 3.75%; due April 11, 2007	—	8,000
Second priority senior secured floating rate notes, interest at LIBOR plus 7.5%, 9.21% at September 30, 2004, due 2008	128,700	129,675
10.75% Second priority senior secured notes, due 2010, plus unamortized premium of $881 and $994 at September 30, 2004 and December 31, 2003, respectively	300,881	300,994
Senior subordinated notes, interest at 12.00%, due 2011	160,000	160,000
Acquisition note payable, interest at 5.50%, due monthly through 2004	500	2,000
Acquisition note payable, interest at 6.00%, due April 1, 2004	—	400
	615,081	626,069
Less current maturities	(1,800)	(3,700)
	$613,281	$622,369

8.   Comprehensive Income

The table below presents comprehensive income (loss), defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net (Loss) income	$(9,848)	$(18,149)	$(21,529)	$(16,753)
Change in cumulative translation adjustment	(1,551)	61	(3)	5,560
Change in unrealized losses on derivative financial instruments	22	2,516	170	3,018
Comprehensive (loss) income	$(11,377)	$(15,572)	$(21,362)	$(8,175)

9.   Segments

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and has three reportable segments: trade shows and conferences, trade publications and market development.

Advanstar Communications Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

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

	Trade Shows
	and	Trade	Market
	Conferences	Publications	Development	Corporate	Total
Three months ended September 30, 2004
Revenues	$45,864	$49,095	$4,842	$—	$99,801
Contribution margin (loss)	25,615	13,932	2,593	(1,411)	40,729
Segment assets (at period end)	504,161	302,815	33,513	80,410	920,899
Three months ended September 30, 2003
Revenues	$39,923	$30,057	$3,832	$—	73,812
Contribution margin (loss)	22,571	9,054	1,717	(757)	32,585
Segment assets (at period end)	568,818	171,760	32,766	188,294	961,638
Nine months ended September 30, 2004
Revenues	$135,662	$153,999	$14,658	$—	$304,319
Contribution margin (loss)	72,741	45,367	7,833	(4,620)	121,321
Segment assets (at period end)	504,161	302,815	33,513	80,410	920,899
Nine months ended September 30, 2003
Revenues	$126,021	$95,576	$11,499	$—	233,096
Contribution margin (loss)	67,634	29,903	4,573	(2,581)	99,529
Segment assets (at period end)	568,818	171,760	32,766	188,294	961,638

The reconciliation of total segment contribution margin to consolidated loss from continuing operations before income taxes, and minority interests is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Total segment contribution margin	$40,729	$32,585	$121,321	$99,529
General and administrative expense	(10,209)	(8,002)	(31,758)	(25,688)
Restructuring charge	—	(2,051)	—	(2,051)
Funding of affiliated dot.com company operations	(308)	(107)	(3,071)	(742)
Depreciation and amortization	(12,423)	(12,519)	(36,514)	(38,258)
Other expense (primarily interest)	(17,653)	(27,739)	(51,490)	(52,059)
Loss from continuing operations before income taxes and minority interests	$136	$(17,833)	$(1,512)	$(19,269)

10.   Relationship with Advanstar.com, Inc.

Advanstar.com, Inc. (Advanstar.com), an affiliate of the Company, operates the Company’s event and publication-related web sites and develops certain enhanced web opportunities to serve the Company’s

Advanstar Communications Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

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

The Company records advances and notes issued in support of Advanstar.com operations as an operating expense on the Company’s consolidated statement of operations, as a reflection of the ongoing nature of the operations of Advanstar.com in support of the Company’s operations. Net advances and notes charged to the Company’s operations during the three months ended September 30, 2004 and 2003 were $0.3 million and $0.1 million, respectively. Net advances and notes charged to the Company’s operations during the nine months ended September 30, 2004 and 2003 were $3.1 million and $0.7 million, respectively. In May 2004, the Company made a $1.9 million advance to Advanstar.com to fund the settlement of Advanstar.com’s outstanding New York lease obligation. As described in Note 2, the Company expects to begin consolidating the operations of Advanstar.com with those of the Company, effective on January 1, 2005.

11.   Parent Company Notes

As part of the financing for the acquisition of the Company by the DLJ Merchant Banking Funds in October 2000 (the “Acquisition”) and concurrently with the closing of the offering of the Senior Subordinated Notes in February 2001, the Company’s parent, Advanstar, Inc., issued discount notes (the “Discount Notes”) with an aggregate principal amount at maturity in aggregate of $171.8 million. These notes do not require cash interest payments until 2006. Neither the Company nor any of its subsidiaries guaranteed the Discount Notes. Advanstar, Inc., however, is a holding company and its ability to pay interest on these Discount Notes will be dependent upon the receipt of dividends from its subsidiaries, principally the Company. The Credit Facility, the Senior Secured Notes and the Senior Subordinated Notes impose substantial restrictions on the Company’s and its subsidiaries’ ability to pay dividends.

12.   Unaudited Supplemental Guarantor Condensed Consolidating Financial Statements

Basis of Presentation

The Company’s Senior Subordinated Notes and Senior Secured Notes are fully and unconditionally guaranteed on a senior subordinated basis and senior basis, respectively, jointly and severally, by the Company and it’s wholly owned domestic subsidiaries. The subsidiary guarantors are MAGIC and Applied Business TeleCommunications. The unaudited condensed consolidating financial statements of the guarantors are presented below and should be read in conjunction with the consolidated financial statements of the Company. Separate financial statements of the guarantors are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees and the Company believes the condensed consolidating financial statements presented are sufficiently meaningful in understanding the financial position and results of the guarantors. There are no significant restrictions on the ability of the subsidiary guarantors to make distributions to the Company.

Advanstar Communications Inc.
Condensed Consolidating Balance Sheets (Unaudited)
At September 30, 2004
(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$31,934	$—	$8,728	$—	$40,662
Accounts receivable, net	29,480	107	1,287	—	30,874
Prepaid expenses	5,843	19	1,515	—	7,377
Other	1,616	—	35	—	1,651
Current assets of discontinued operations	—	—	—	—	—
Total current assets	68,873	126	11,565	—	80,564
Noncurrent assets:
Property, plant and equipment, net	22,350	1,225	499	—	24,074
Deferred tax asset	13,524	35	—	(13,559)	—
Intangible and other assets, net	501,425	271,315	43,521	—	816,261
Investments in subsidiaries	516,439	—	9,129	(525,568)	—
Intercompany receivable	—	227,870	(4,442)	(223,428)	—
Non-current assets of discontinued operations	—	—	—	—	—
	$1,122,611	$500,571	$60,272	$(762,555)	$920,899
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$1,800	$—	$—	$—	$1,800
Accounts payable	11,322	7,232	2,507	—	21,061
Accrued liabilities	29,133	6,917	1,018	—	37,068
Deferred revenue	30,448	—	3,744	—	34,192
Current liabilities of discontinued operations	—	—	—	—	—
Total current liabilities	72,703	14,149	7,269	—	94,121
Long-term debt, net of current maturities	613,281	—	—	—	613,281
Deferred income taxes and other long-term liabilities	17,578	13,559	298	(13,559)	17,876
Intercompany payable	223,428	—	—	(223,428)	—
Due to parent	3,467	—	—	—	3,467
Minority interests	4,220	—	—	—	4,220
Long-term liabilities of discontinued operations	—	—	—	—	—
Stockholder’s equity:
Common stock	10	3	947	(950)	10
Capital in excess of par value	447,367	438,117	86,602	(524,719)	447,367
(Accumulated deficit) retained earnings	(263,123)	34,743	(38,399)	3,656	(263,123)
Accumulated other comprehensive income	3,680	—	3,555	(3,555)	3,680
Total stockholder’s equity	187,934	472,863	52,705	(525,568)	187,934
	$1,122,611	$500,571	$60,272	$(762,555)	$920,899

Advanstar Communications Inc.
Condensed Consolidating Statements of Operations (Unaudited)
For the three months ended September 30, 2004
(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenue	$60,432	$35,504	$3,865	$—	$99,801
Operating expenses:
Cost of production and selling, editorial and circulation	44,267	11,394	3,411	—	59,072
General and administrative	8,931	390	888	—	10,209
Restructuring charge	—	—	—	—	—
Funding of affiliated company operations	308	—	—	—	308
Depreciation and amortization	8,662	3,439	322	—	12,423
Total operating expenses	62,168	15,223	4,621	—	82,012
Operating (loss) income	(1,736)	20,281	(756)	—	17,789
Other income (expense):
Interest expense, net	(17,364)	—	96	—	(17,268)
Other income, net	(280)	—	(105)	—	(385)
(Loss) income from continuing operations before income taxes and minority interests	(19,380)	20,281	(765)	—	136
(Benefit) provision for income taxes	(4,285)	7,434	(36)	—	3,113
Minority interests	(267)	—	—	—	(267)
Equity in earnings of subsidiaries	12,118	—	—	(12,118)	—
(Loss) income from continuing operations	(3,244)	12,847	(729)	(12,118)	(3,244)
Discontinued operations:
(Loss) income from operations of discontinued business	(6,604)	—	(6,568)	6,568	(6,604)
Net (loss) income	$(9,848)	$12,847	$(7,297)	$(5,550)	$(9,848)

Advanstar Communications Inc.
Condensed Consolidating Statements of Operations (Unaudited)
For the nine months ended September 30, 2004
(In thousands)

		Guarantor	Nonguarantor		Consolidated
	Communications	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$221,782	$68,277	$14,260	$—	$304,319
Operating expenses:
Cost of production and selling, editorial and circulation	148,534	23,811	10,653	—	182,998
General and administrative	27,939	1,180	2,639	—	31,758
Restructuring charge	—	—	—	—	—
Funding of affiliated company operations	3,071	—	—	—	3,071
Depreciation and amortization	25,118	10,377	1,019	—	36,514
Total operating expenses	204,662	35,368	14,311	—	254,341
Operating income (loss)	17,120	32,909	(51)	—	49,978
Other income (expense):
Interest expense, net	(52,929)	—	291	—	(52,638)
Other income, net	201	—	947	—	1,148
(Loss) income from continuing operations before income taxes and minority interests	(35,608)	32,909	1,187	—	(1,512)
(Benefit) provision for income taxes	(2,874)	12,182	363	—	9,671
Minority interests	(704)	—	—	—	(704)
Equity in earnings of subsidiaries	21,551	—	—	(21,551)	—
Net (loss) income from continuing operations	(11,887)	20,727	824	(21,551)	(11,887)
Discontinued operations:
(Loss) income from operations of discontinued business	(9,642)	—	(16,384)	16,384	(9,642)
Net (loss) income	$(21,529)	$20,727	$(15,560)	$(5,167)	$(21,529)

Advanstar Communications Inc.
Condensed Consolidating Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2004
(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities:
Net (loss) income	$(21,529)	$20,727	$(15,560)	$(5,167)	$(21,529)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(5,167)	—	—	5,167	—
Gain on derivative financial instruments	(1,300)	—	—	—	(1,300)
Impairment of goodwill	—	—	15,570	—	15,570
Depreciation and amortization	25,180	10,377	1,220	—	36,777
Other noncash items	9,304	147	48	—	9,499
Change in working capital items	7,837	(30,563)	(4,478)	—	(27,204)
Net cash provided by (used in) operating activities	14,325	688	(3,200)	—	11,813
Investing activities:
Additions to property, plant and equipment	(5,406)	(688)	(194)	—	(6,288)
Acquisitions of publications and trade shows, net of proceeds	(7,915)	—	—	—	(7,915)
Proceeds from sale of business and other assets	20,539	—	3,755	—	24,294
Net cash provided by (used in) investing activities	7,218	(688)	3,561	—	10,091
Financing activities:
Borrowings of long term debt, net	(10,875)	—	—	—	(10,875)
Deferred financing costs	(302)				(302)
Dividends paid to minority interest holders	—	—	—	—	—
Net cash used in financing activities	(11,177)	—	—	—	(11,177)
Effect of exchange rate changes on cash	—	—	661	—	661
Net increase in cash and cash equivalents	10,366	—	1,022	—	11,388
Cash and cash equivalents, beginning of year	21,568	—	7,706	—	29,274
Cash and cash equivalents, end of year	$31,934	$—	$8,728	$—	$40,662

Advanstar Communications Inc.
Condensed Consolidating Balance Sheets (Unaudited)
At December 31, 2003
(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$21,568	$—	$7,706	$—	$29,274
Accounts receivable, net	30,256	—	3,588	—	33,844
Prepaid expenses	4,626	1,547	1,719	—	7,892
Other	1,718	—	53	—	1,771
Current assets of discontinued operations	1,047	—	2,269	—	3,316
Total current assets	59,215	1,547	15,335	—	76,097
Noncurrent assets:
Property, plant and equipment, net	22,406	850	502	—	23,758
Deferred tax asset	13,524	35	—	(13,559)	—
Intangible and other assets, net	515,599	281,321	43,928	—	840,848
Non current assets of discontinued operations	18,451	—	27,436	—	45,887
Investments in subsidiaries	518,214	—	27,792	(546,006)	—
Intercompany receivable	3	208,188	(8,952)	(199,239)	—
	$1,147,412	$491,941	$106,041	$(758,804)	$986,590
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$3,700	$—	$—	$—	$3,700
Accounts payable	23,289	2,738	3,083	—	29,110
Accrued liabilities	23,513	6,554	4,580	—	34,647
Deferred revenue	37,124	16,954	2,392	—	56,470
Current liabilities of discontinued operations	4,198	—	749	—	4,947
Total current liabilities	91,824	26,246	10,804	—	128,874
Long-term debt, net of current maturities	622,369	—	—	—	622,369
Deferred income taxes and other long-term liabilities	12,017	13,559	295	(13,559)	12,312
Intercompany payable	199,239	—	—	(199,239)	—
Due to parent	3,650	—	—	—	3,650
Minority interests	9,017	—	(5,501)	—	3,516
Long term liabilities of discontinued operations	—	—	6,573	—	6,573
Stockholder’s equity:
Common stock	10	3	950	(953)	10
Capital in excess of par value	447,367	438,117	112,204	(550,321)	447,367
(Accumulated deficit) retained earnings	(241,594)	14,016	(22,839)	8,823	(241,594)
Accumulated other comprehensive income	3,513	—	3,555	(3,555)	3,513
Total stockholder’s equity	209,296	452,136	93,870	(546,006)	209,296
	$1,147,412	$491,941	$106,041	$(758,804)	$986,590

Advanstar Communications Inc.
Condensed Consolidating Statements of Operations (Unaudited)
For the three months ended September 30, 2003
(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenue	$37,829	$31,686	$4,297	$—	$73,812
Operating expenses:
Cost of production and selling, editorial and circulation	26,592	10,169	4,466	—	41,227
General and administrative	6,921	351	730	—	8,002
Restructuring charge	2,051	—	—	—	2,051
Funding of affiliated company operations	107	—	—	—	107
Depreciation and amortization	7,279	4,822	418	—	12,519
Total operating expenses	42,950	15,342	5,614	—	63,906
Operating (loss) income	(5,121)	16,344	(1,317)	—	9,906
Other income (expense):
Interest expense, net	(15,851)	—	169	—	(15,682)
Other income, net	(12,231)	—	174	—	(12,057)
(Loss) income from continuing operations before income taxes and minority interests	(33,203)	16,344	(974)	—	(17,833)
(Benefit) provision for income taxes	(5,984)	5,983	(176)	—	(177)
Minority interests	(141)	—	—	—	(141)
Equity in earnings of subsidiaries	9,602	—	—	(9,602)	—
Net (loss) income from continuing operations	(17,758)	10,361	(798)	(9,602)	(17,797)
Discontinued operations:
(Loss) income from operations of discontinued business	(352)	—	39	(39)	(352)
Net (loss) income	$(18,110)	$10,361	$(759)	$(9,641)	$(18,149)

Advanstar Communications Inc.
Condensed Consolidating Statements of Operations (Unaudited)
For the nine months ended September 30, 2003
(In thousands)

		Guarantor	Nonguarantor		Consolidated
	Communications	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$152,461	$64,336	$16,299	$—	$233,096
Operating expenses:
Cost of production and selling, editorial and circulation	97,210	21,900	14,457	—	133,567
General and administrative	22,036	991	2,661	—	25,688
Restructuring charge	2,051	—	—	—	2,051
Funding of affiliated company operations	742	—	—	—	742
Depreciation and amortization	22,216	14,558	1,484	—	38,258
Total operating expenses	144,255	37,449	18,602	—	200,306
Operating income (loss)	8,206	26,887	(2,303)	—	32,790
Other income (expense):
Interest expense, net	(40,731)	—	581	—	(40,150)
Other income, net	(11,389)	—	(520)	—	(11,909)
(Loss) Income from continuing operations before income taxes and minority interests	(43,914)	26,887	(2,242)	—	(19,269)
(Benefit) provision for income taxes	(9,871)	9,873	117	—	119
Minority interests	(334)	—	—	—	(334)
Equity in earnings of subsidiaries	14,655	—	—	(14,655)	—
Net (loss) income from continuing operations	(19,722)	17,014	(2,359)	(14,655)	(19,722)
Discontinued operations:
Income from operations of discontinued business	2,969	—	500	(500)	2,969
Net (loss) income	$(16,753)	$17,014	$(1,859)	$(15,155)	$(16,753)

Advanstar Communications Inc.
Condensed Consolidating Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2003
(In thousands)

		Guarantor	Nonguarantor		Consolidated
	Communications	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities:
Net (loss) income	$(16,753)	$17,014	$(1,859)	$(15,155)	$(16,753)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of subsidiaries	(15,155)	—	—	15,155	—
Gain on derivative financial instruments	135	—	—	—	135
Depreciation and amortization	23,000	14,558	1,835	—	39,393
Other noncash items	6,253	9,972	1,041	—	17,266
Change in working capital items	20,815	(41,176)	880	—	(19,481)
Net cash provided by operating activities	18,295	368	1,897	—	20,560
Investing activities:
Additions to property, plant and equipment	(3,733)	(368)	(152)	—	(4,253)
Acquisitions of publications and trade shows, net of proceeds	(205)	—	(8)	—	(213)
Proceeds from sale of business and other assets	—	—	—	—
Net cash used in investing activities	(3,938)	(368)	(160)	—	(4,466)
Financing activities:
Borrowings of long term debt, net	74,250	—	—	—	74,250
Deferred financing costs	(16,207)	—	—	—	(16,207)
Contribution of capital from parent	50,000	—	—	—	50,000
Dividends paid to minority interest holders	—	—	(227)	—	(227)
Net cash used in financing activities	108,043	—	(227)	—	107,816
Effect of exchange rate changes on cash	(3)	—	456	—	453
Net increase in cash and cash equivalents	122,397	—	1,966	—	124,363
Cash and cash equivalents, beginning of year	12,282	—	6,648	—	18,930
Cash and cash equivalents, end of year	$134,679	$—	$8,614	$—	$143,293

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations:

This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned not to place undue reliance on these forward-looking statements, including statements about plans and objectives of management, potential acquisitions, market growth and opportunity. These forward-looking statements are neither promises nor guarantees and involve risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements. You should not expect that these forward-looking statements will be updated or supplemented as a result of changing circumstances or otherwise, and we disavow and disclaim any obligation to do so. Important cautionary statements and risk factors that would affect actual results are discussed in the our periodic reports and registration statements filed with the Securities and Exchange Commission, including those under the caption entitled “Risk Factors” in the our Post-effective amendment No. 2 to Registration Statement on Form S-1 (File No. 333-111155) filed with the Securities and Exchange Commission on May 6, 2004.

Overview

We are a worldwide provider of integrated, B-to-B marketing communications products and services for targeted industry sectors, principally through trade shows and conferences and through controlled circulation trade, business and professional magazines. We also provide a broad range of other market development products, including classified advertising, direct mail services, reprints, database marketing, guides, and reference books.

We report our business in three segments:

•       trade shows and conferences, which consists primarily of the management of trade shows and seminars held in convention and conference centers;

•       trade publications, which consists primarily of the creation and distribution of controlled circulation trade, business and professional magazines; and

•       market development and other, which consists primarily of sales of a variety of direct mail and database products, magazine editorial reprints and classified advertising.

Trade shows and conferences accounted for approximately 45% and 54% of total revenue in the nine months ended September 30, 2004 and 2003, respectively. Trade publications accounted for approximately 51% and 41% of total revenue in the nine months ended September 30, 2004 and 2003, respectively, while market development and other accounted for approximately 5% and 5% of total revenue in the nine months ended September 30, 2004 and 2003, respectively. We expect that publications will constitute slightly more than 50% of our full year 2004 revenue as a result of the October 2003 acquisition of the Thomson healthcare publications. Our revenue reaches its highest levels during the first and third quarters of the year due to the timing of the MAGIC trade shows and our other large trade shows and conferences. Because trade shows and conferences revenue is recognized when a particular event is held, we may experience fluctuations in quarterly revenue based on the movement of trade show dates from one quarter to another.

Trends and Developments

The rebound in marketing and advertising spending remains variable across the twenty industry sectors served by our trade shows and publications.

Our trade shows and conferences continued to perform well in the first nine months. Our MAGIC, License and Home Entertainment events posted gains in square footage and revenue over the first nine months of 2003. Our Powersports motorcycle events also increased revenue significantly over the first nine months last year. Our trade shows serving technology markets continue to struggle but our Sensors event in the system design and engineering markets began to stabilize after three years of technology market declines. Our recently acquired IVT conferences, which address FDA validation and compliance issues for the pharmaceutical industry, have performed ahead of our expectations.

The primary driver in the growth of our publishing segment to date 2004 came from the acquisition of the Thomson healthcare properties. Our legacy healthcare and pharmaceutical publications are continuing their strong growth trend from 2003 in the first nine months of 2004 and many of the flagship healthcare publications we recently acquired from Thomson are performing to our acquisition expectations. Trade advertising in aggregate across our other market sectors in the first nine months of 2004 continues to show reasonable growth over the first nine months of 2003 with the exception of our technology and travel sectors, which continue to struggle. We do not anticipate significant near term recovery in either our technology or travel based publications.

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

Presentation of Financial Information

Acquisitions and Divestitures

On October 1, 2003, we purchased a portfolio of healthcare industry magazines and related custom projects business from The Thomson Corporation and its subsidiaries for $136.5 million in cash (including $1.0 million of related fees and expenses) (“the Thomson acquisition”).

On March 8, 2004, we purchased a portfolio of pharmaceutical industry specific magazines and conferences from the Institute of Validation Technology, Inc. (“IVT”) for $7.9 million in cash. In addition, we agreed to pay additional contingent cash consideration based upon 2004 and 2005 operating results of the acquired assets.

We have accounted for our acquisitions under the purchase method of accounting. Accordingly, our results of operations include the effect of these acquisitions from the date of purchase.

On December 31, 2003, we sold a portfolio of automotive and technology industry trade shows and magazines operated by our U.K. subsidiary for a total sales price of $2.2 million in cash. Total revenue for these properties in the third quarter and first nine months of 2003 was $1.1 million and $4.0 million, respectively, and contribution margin loss of $0.1 million and $ 0.3 million for third quarter and first nine months of 2003, respectively.

On March 12, 2004, we completed the sale of our art industry trade shows and magazines (the “Art Group”) for a total selling price of $19.6 million in cash. The portfolio included three trade shows and two publications. We recorded a gain on the sale of $1.0 million plus a tax benefit of $2.4 million.

The results of the Art Group have been reported in discontinued operations in the condensed consolidated statements of operations for the nine months ended September 30, 2004 and the three and nine months ended September 30, 2003. In addition, the assets and liabilities of the Art Group are reported in discontinued operations in the condensed consolidated balance sheet at December 31, 2003. Prior year consolidated financial statements have been restated to present the Art Group in discontinued operations.

Revenues of the Art Group, included in discontinued operations in the condensed consolidated statements of operations, were $8.5 million for the period from January 1, 2004 to March 12, 2004.  For the three and nine months ended September 30, 2003, Art Group revenues were  $0.5 million and $10.2 million, respectively. Income (loss) before income taxes of the Art Group reported in discontinued operations in the condensed consolidated statements of operations, which excludes the gain on sale, was $3.4 million for the period from January 1, 2004 to March 12, 2004, a loss of $0.4 million for the three months ended September 30, 2003 and a profit of $2.5 million for the nine months ended September 30, 2003.

On August 5, 2004, we completed the sale, for a total selling price of $3.1 million in cash, of our 65% ownership in its French joint venture (“SeCA”), which consisted of one trade show. In connection with the sale, we recorded a goodwill impairment charge of $9.4 million in the second quarter of 2004. The amount of the impairment charge was determined based upon the excess of the carrying value of our interest in SeCA over the selling price, less the costs incurred by us to sell SeCA. This charge is reported separately as a component of discontinued operations for the nine months ended September 30, 2004.

The results of SeCA have been reported as a component of discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003. Prior year consolidated financial statements have been restated to present SeCA in discontinued operations. In addition, the assets and liabilities of SeCA are reported as assets and liabilities of discontinued operations in the condensed consolidated balance sheet at December 31, 2003.

Revenues of SeCA were $2.9 million from January 1, 2004 to June 30, 2004. There were no revenues for the three months ended September 30, 2004. Revenues of SeCA were $0.1 million and $3.8 million for the three and nine months ended September 30, 2003. Income (loss) before income taxes of SeCA, including the goodwill impairment charge of $9.4 million and net of minority interest, reported in discontinued operations in the condensed consolidated statements of operations for the nine months ended September 30, 2004 was a loss of $8.5 million. SeCA had no income (loss) before income taxes for the three months ended September 30, 2004. SeCA generated a loss before income taxes of $0.3 million and income before income taxes of $0.9 million for the three and nine months ended September 30, 2003.

On September 8, 2004, we sold our German trade show business (“DMS”) for $1.7 million in cash. In connection with the sale, we recorded a goodwill impairment charge of $6.2 million in the third quarter of 2004. The amount of the impairment charge was determined based upon the excess of the carrying value of DMS over the selling price, less the costs incurred by us to sell DMS. This charge is reported as a component of discontinued operations for the three and nine months ended September 30, 2004. Prior year consolidated financial statements have been restated to present DMS in discontinued operations.

Revenues of DMS were $0.1 million for the three and nine months ended September 30, 2004. DMS revenues were $1.7 million and $1.8 million for the three and nine months ended September 30, 2003. Income (loss) before income taxes, including the goodwill impairment charge of $6.2 million, reported in discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2004 were a loss of $6.5 million and $7.5 million. DMS’ income (loss) before income taxes were a profit of $0.3 million and $0.1 million for the three and nine months ended September 30, 2003, respectively.

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

Market Development and Other

The market development segment derives its revenue from the sale of value-added marketing products such as print and internet based classified advertising, direct mail services, reprints, database marketing, directories, guides and reference books. These products complement and utilize the content or databases generated by our trade shows, conferences and publications. The sale of these products is generally impacted by the success of the event or publication from which these products are derived, the quality of the sales team and general market conditions. Revenue is generally recognized when the applicable product is shipped or otherwise delivered.

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

Market Development and Other

Costs of the market development and other segment include printing and distribution costs, database administration fees and selling and product development salaries and related payroll taxes and benefits. All direct costs are expensed in the month incurred.

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

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenue as discussed in the “Sources of Revenue” section above. The balance of deferred revenue was $34.2 million at September 30, 2004; $12.2 million for trade publications and $22.0 million for trade shows. On a relative basis, deferred revenue reaches its highest levels during the second and fourth quarters of the year largely due to the timing of the MAGIC trade shows and our other large trade shows and conferences.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The balance of the allowance for doubtful accounts at September 30, 2004 and December 31, 2003 was $1.1 million and $1.0 million, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The allowance for doubtful accounts is an estimate based on specifically identified accounts as well as general reserves. We evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations. In these cases, management uses its judgment, based on the best available facts and circumstances, to determine if a specific reserve for that customer’s receivable is warranted. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. We also establish a general reserve for all customers based on percentages applied to customer balances depending on the age of the amount due. This percentage is based on historical collection and write-off experience and varies by geographic region. If circumstances change, our estimates of the recoverability of amounts due us could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known.

Deferred Taxes

Pursuant to the requirements of SFAS No. 109, we record a valuation allowance to reduce our deferred tax assets to the amount that we determine is more likely than not to be realized. At September 30, 2004, we have recorded a valuation allowance to offset the deferred tax benefit associated with all of our U.S. and foreign net operating loss carryforwards because the realization of these benefits is not considered likely. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we were to subsequently determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, a reduction in the valuation allowance would result in an income tax benefit and would increase net income or reduce net loss in the period such determination was made. In addition to the deferred tax assets, which are fully reserved, we have established a deferred tax liability based upon the excess of the carrying value of our goodwill for financial reporting purposes over the tax basis of this goodwill. We establish this liability because we do not amortize goodwill for financial reporting purposes but we do amortize goodwill for tax reporting purposes.

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

In accordance with the provisions of SFAS No. 142, we evaluate goodwill for impairment using a two-step test based upon a fair value approach. The first step is used to identify a potential impairment by comparing the carrying value of the net assets of each reporting unit to an estimate of the fair value of each of our reporting units (as defined by SFAS No. 142), while the second step calculates the amount of impairment, if any. Additionally, goodwill will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. We determine the fair value of our reporting units by application of a discounted cash flow analysis. If circumstances change, our estimates of fair value will also change and could result in a determination that additional impairment charges to reduce the carrying value of goodwill are necessary. We engaged an appraiser to assist us in completing the first step of our annual goodwill impairment test for each of our three reporting units as of July 1, 2004. Based on this first step test, which utilized a discounted cash flow method, there was no impairment of goodwill indicated.

Selected Financial Data

The following table sets forth selected statements of operations and other financial data.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)
Income Statement Data:
Revenue
Trade shows and conferences	$45,864	$39,923	$135,662	$126,021
Publications	49,095	30,057	153,999	95,576
Market development and other	4,842	3,832	14,658	11,499
Total revenue	99,801	73,812	304,319	233,096

Cost of production and selling
Trade shows and conferences	20,249	17,352	62,921	58,387
Publications	35,163	21,003	108,632	65,673
Market development and other	2,249	2,115	6,825	6,926
Department and support costs	1,411	757	4,620	2,581
Total cost of production and selling	59,072	41,227	182,998	133,567

General and administrative expenses	10,209	8,002	31,758	25,688
Restructuring charge	—	2,051	—	2,051
Funding of affiliated dot.com company operations	308	107	3,071	742
Depreciation and amortization	12,423	12,519	36,514	38,258
Operating income	17,789	9,906	49,978	32,790
Other income (expense):
Interest expense	(17,268)	(15,682)	(52,638)	(40,150)
Write-off of deferred financing costs	—	(11,324)	—	(11,324)
Other income (expense), net	(385)	(733)	1,148	(585)
Income (loss) from continuing operations before income taxes and minority interests	136	(17,833)	(1,512)	(19,269)
Provision (benefit) for income taxes	3,113	(177)	9,671	119
Minority interests	(267)	(141)	(704)	(334)
Loss from continuing operations	(3,244)	(17,797)	(11,887)	(19,722)

(Loss) income from operations of discontinued businesses (including a goodwill impairment charge of $6,150 and $15,570 net of minority interest of $0 and $5,072 for the three and nine months ended September 30, 2004)	(6,604)	(352)	(9,642)	2,969
Net loss	$(9,848)	$(18,149)	$(21,529)	$(16,753)

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

Revenue

Revenue in the third quarter of 2004 increased 35.2% to $99.8 million from $73.8 million in the third quarter of 2003.

Revenue from trade shows and conferences increased $5.9 million, or 14.9%, to $45.9 million in the third quarter of 2004 due to the strong performance of the fall 2004 MAGIC event, which increased total square feet and revenue approximately 12% compared to the fall 2003 event. Our IVT pharmaceutical conferences acquired in March 2004, and the Central Veterinary Conference acquired in October 2003, contributed $3.5 million of revenue in the quarter.  These revenue gains were partially offset by poor performance in technology events held during the quarter.

Revenue from publications increased $19.0 million, or 63.3%, to $49.1 million in the third quarter of 2004 from $30.1 million in the third quarter of 2003. The Company’s healthcare and pharmaceutical publications contributed approximately $18.7 million in revenue to this increase, which included $16.6 million from the Thomson healthcare properties acquired in October 2003. Revenue increases are also attributable to strong performances by American Spa; Video Store; Hotel & Motel Management; Golfdom; Pest Control and Motor Age as well as the launch of two new publications, Off Road Retailer and Dirt Sports, in the off road truck and dirt sports markets. The positive performance of these publications was partially offset by revenue reductions attributable to the sale of certain UK publications in December 2003 and declines in our technology and travel publications. Overall advertising pages for the third quarter of 2004 increased 36.3% compared to the third quarter of 2003, principally due to our healthcare and pharmaceutical properties.

Revenue from market development and other in the third quarter of 2004 increased 26.4% to $4.8 million from $3.8 million in the third quarter of 2003, reflecting positive results in classified and recruitment advertising, list sales and permissions, which were principally the result of the Thomson acquisition.

Cost of production and selling

Cost of production and selling expenses in the third quarter of 2004 increased 43.3% to $59.1 million from $41.2 million in the third quarter of 2003 primarily due to the Thomson acquisition in October 2003.

Expenses of trade shows and conferences in the third quarter of 2004 increased 16.7% to $20.2 million from $17.4 million in the third quarter of 2003. The increase is principally due to our investment in the fall MAGIC event, including the addition of new exhibit areas and show features, and our IVT and Veterinary conferences acquired in late 2003 and early 2004, as further discussed above.

Expenses of trade publications in the third quarter of 2004 increased 67.4% to $35.2 million from $21.0 million in the third quarter of 2003. Trade publication expenses were impacted by $14.4 million of additional costs associated with our healthcare publications, principally related to our acquisition of the Thomson healthcare publications in October 2003 and IVT in March 2004. Expenses also increased due to new investments in sales resources to support our healthcare publications. These cost increases were partially offset by cost savings of $1.6 million attributable to the sale of certain of our U.K. based properties at the end of 2003. Prices for paper and postage have increased slightly in the third quarter of 2004 compared to the third quarter of 2003. We have indications that paper prices will increase 5% to 8% by the end of the first quarter of 2005.

Expenses of market development and other remained stable at $2.2 million in the third quarter of 2004 compared to $2.1 million in the third quarter of 2003.

Department and support costs increased $0.7 million to $1.4 million compared to the third quarter of 2003 due to higher departmental production staff costs related to support of the publications acquired in the Thomson acquisition and additional staff related to a pending launch of publications serving the Powersports market.

General and administrative expenses

General and administrative costs increased $2.2 million to $10.2 million in the third quarter of 2004 from $8.0 million in the third quarter 2003. The increase includes higher office and administrative costs attributable to the acquisition of the Thomson healthcare properties which resulted in the addition of three offices and approximately 300 employees.

Restructuring charge

In the third quarter of 2003 Advanstar recorded a restructuring charge of $2.1 million related to the consolidation of the Company’s midtown New York leased office space from two floors to one floor. The charge principally represents remaining facility lease costs.

Funding of affiliated dot.com company operations

Advanstar.com, Inc. (“Advanstar.com”), an affiliate of ours, operates our event and publication-related web sites and develops certain enhanced web opportunities to serve our customers in selected industries. We provide Advanstar.com with certain administrative support services and charge for these services based on a general overhead charge. In addition, we share selected sales, editorial, marketing and production staff with Advanstar.com. We also provide Advanstar.com with marketing and promotional support through advertising pages in our trade publications and exhibit space in our trade shows. In return, Advanstar.com provides us with support on its web sites for trade publications and trade shows.

Expense associated with our funding of Advanstar.com in the third quarter of 2004 increased $0.2 million to $0.3 million from $0.1 million in the third quarter of 2003. As described in “—Recent Accounting Developments”, we expect to begin consolidating the operations of Advanstar.com with those of the Company, effective on January 1, 2005.

Depreciation and amortization

Depreciation and amortization expense in the third quarter of 2004 declined $0.1 million to $12.4 million from $12.5 million in the third quarter of 2003 primarily due to the effect of the declining balance method of accelerated amortization on our exhibitor and advertiser lists, partially offset by additional amortization related to the Thomson and IVT acquisitions.

Interest expense

Interest expense in the third quarter of 2004 increased $1.6 million, or 10.1%, to $17.3 million from $15.7 million in the third quarter of 2003 due to an increase in our weighted-average debt outstanding of approximately $57.3 million as a result of our issuance of $360 million of Senior Secured Notes in August 2003 and $70 million Senior Secured Notes in September 2003, offset by a decrease in our debt outstanding under the Credit Facility due to the repayment, in August 2003 of all but $25 million of the outstanding term B loans and a portion of our revolving credit borrowings under our Credit Facility. See “Presentation of Financial Information—Private Placement of Second Priority Senior Secured Notes and Refinancing of Credit Facility”.

At September 30, 2004, $461.4 million, or 75%, of our total debt is at a fixed rate with the balance subject to interest rate fluctuations. A 100 basis point increase in interest rates on our current variable rate debt would result in an increase in annual interest expense of $1.5 million. We previously entered into an interest rate collar agreement to hedge our interest rate risk on these variable rate borrowings. The agreement expired in February 2004 and we currently have no plans to renew this interest rate collar agreement or otherwise hedge our remaining floating rate debt.

Other income (expense), net

Other expense for the third quarter of 2004 declined $0.3 million to $0.4 million from $0.7 million in the third quarter of 2003, principally due to a decline in losses on foreign currency translation adjustments and interest rate protection agreements.

Provision (benefit) for income taxes

The provision for income taxes was $3.1 million in the third quarter of 2004 compared to a benefit of $0.2 million in the third quarter of 2003. The third quarter 2004 provision relates to income taxes in certain foreign jurisdictions and a deferred tax provision related to the basis of goodwill for tax purposes being less than the carrying value of goodwill for financial reporting purposes. We recorded no income tax benefit related to the net operating losses we generated during 2003 or 2004 because we have established a valuation allowance to offset any related tax benefits due to uncertainty about realization of these benefits. Our third quarter 2003 provision relates to income tax benefits in certain foreign jurisdictions.

Discontinued operations

On September 8, 2004, as a result of the sale of DMS we recorded a goodwill impairment as a component of discontinued operations for the three months ended September 30, 2004. Income (loss) before income taxes, including the goodwill impairment charge of $6.2 million, reported in discontinued operations in the condensed consolidated statements of operations for the three  months ended September 30, 2004 were a loss of $6.4 million. DMS’ income (loss) before income taxes were a profit of $0.3 million for the three months ended September 30, 2003.

See further information regarding discontinued operations of DMS in “—Presentation of Financial Information”.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

Revenue

Revenue in the first nine months of 2004 increased 30.6% to $304.3 million from $233.1 million in the first nine months of 2003.

Revenue from trade shows and conferences increased $9.6 million, or 7.7%, to $135.7 million in the first nine months of 2004 from $126.0 million in the first nine months of 2003. The increase reflects strong performances from MAGIC, as well as the Powersports motorcycle, License and Home Entertainment events. MAGIC revenue and square footage for the 2004 events increased approximately 8.8% and 8.4%, respectively, over 2003. Revenue for the first nine months of 2004 from the Powersports events, including the Dealer Expo trade show and the International Motorcycle Show tour, increased 14.7% over the first nine months of last year, while revenue from our License and Home Entertainment events increased 24.4% and 33.4%, respectively, over the first nine months of last year. Our acquisitions in October 2003 of a veterinary conference from Thomson, and in March 2004 of pharmaceutical conferences from IVT, combined with new product launches, contributed additional revenue of $6.8 million in first nine months of

2004 compared to 2003. These revenue gains were partially offset by our decision to hold three fewer events in the technology and beauty markets, revenue reductions attributable to the sale of certain UK events in December 2003, the cancellation of our Industry 212 event which was held during 2003, and declining performance at our technology events.

Revenue from publications increased $58.4 million, or 61.1%, to $154.0 million in the first nine months of 2004 from $95.6 million in the first nine months of 2003. The Thomson healthcare publications and special projects acquired in October 2003 contributed $55.6 million in revenue. Revenue was also driven by strong performances from our specialty care healthcare publications; our pharmaceutical and science publications; DVM; American Spa; Pharm Tech Europe; Video Store; Motor Age and several product launches. These increases were partially offset by continued declines in the performance of our travel publications and revenue reductions attributable to the sale of certain UK publications in December 2003. Overall advertising pages increased 31.5%, principally due to our healthcare  and pharmaceutical properties.

Revenue from market development and other in the first nine months of 2004 increased $3.2 million, or 27.5% to $14.7 million from $11.5 million in the first nine months of 2003, due to positive results in classified and recruitment advertising, list sales and reprints, which principally resulted from the Thomson acquisition.

Cost of production and selling

Cost of production and selling expenses in the first nine months of 2004 increased 37.0% to $183.0 million from $133.6 million in the first nine months of 2003 primarily due to the acquisition of the healthcare properties in October 2003.

Expenses of trade shows and conferences in the first nine months of 2004 increased 7.8% to $62.9 million from $58.4 million in the first nine months of 2003. This increase was due primarily to the impact of investments made in our MAGIC and Powersports events to pursue future revenue growth opportunities, several launches of new events in the United States and Europe and our IVT and Veterinary conferences acquired in late 2003 and early 2004. These increases in costs were partially offset by cost savings associated with our decision to hold three fewer events serving our technology and beauty markets in 2004 and cost reductions related to our sale of certain of our U.K. based properties at the end of 2003.

Expenses of trade publications in the first nine months of 2004 increased 65.4% to $108.6 million from $65.7 million in the first nine months of 2003. Operating costs were impacted by $45.3 million of additional costs associated with our healthcare publications, principally our acquisition of the Thomson healthcare publications in October 2003 and IVT in March 2004. These cost increases were partially offset by cost savings of $4.0 million attributable to the sale of certain of our U.K. based properties at the end of 2003. Prices for paper and postage have increased slightly in the first nine months of 2004 compared to the first nine months of 2003. We have indications that paper prices will increase 5% to 8% by the end of the first quarter of 2005.

Expenses of market development and other in the first nine months declined 1.5% to $6.8 million from $6.9 million in the first nine months of 2003, due to cost savings associated with the refocusing of our market development department.

Department and support costs in the first nine months of 2004 increased $2.0 million to $4.6 million, due to increased staffing as a result of the Thomson acquisition.

General and administrative expenses

General and administrative expenses increased $6.1 million, or 23.6% to $31.8 million in the first nine months of 2004 from $25.7 million in the first nine months 2003, due in part to increased office and administrative costs attributable to the addition of three offices and approximately 300 employees as a result of the acquisition of the Thomson healthcare properties.

Restructuring charge

In the third quarter of 2003 Advanstar recorded a restructuring charge of $2.1 million related to the consolidation of the Company’s midtown New York leased office space from two floors to one floor and principally represents remaining facility lease costs.

Funding of affiliated dot.com company operations

Advanstar.com, Inc. (“Advanstar.com”), an affiliate of ours, operates our event and publication-related web sites and develops certain enhanced web opportunities to serve our customers in selected industries. We provide Advanstar.com with certain administrative support services and charge for these services based on a general overhead charge. In addition, we share selected sales, editorial, marketing and production staff with Advanstar.com. We also provide Advanstar.com with marketing and promotional support through advertising pages in our trade publications and exhibit space in our trade shows. In return, Advanstar.com provides us with support on its web sites for trade publications and trade shows.

Expense associated with our funding of Advanstar.com in the first nine months of 2004 increased $2.3 million to $3.1 million from $0.7 million in the first nine months of 2003. In the second quarter of 2004, we funded Advanstar.com $1.9 million for the buyout of their long-term facility lease in New York. As described in “—Recent Accounting Developments”, we expect to begin consolidating the operations of Advanstar.com with those of the Company, effective on January 1, 2005.

Depreciation and amortization

Depreciation and amortization expense in the first nine months of 2004 declined $1.7 million to $36.5 million from $38.3 million in the first nine months of 2003 primarily due to the effect of the declining balance method of accelerated amortization on our exhibitor and advertiser lists, partially offset by additional amortization related to the assets purchased in the Thomson and IVT acquisitions.

Interest expense

Interest expense in the first nine months of 2004 increased $12.5 million, or 31.1%, to $52.6 million from $40.2 million in the first nine months of 2003 due to an increase in our weighted-average interest rate of approximately 260 basis points and an increase in our weighted-average debt outstanding of approximately $62.3 million as a result of our financings in August and September 2003. See “Presentation of Financial Information—Private Placement of Second Priority Senior Secured Notes and Refinancing of Credit Facility”.

Other income (expense), net

Other income in the first nine months of 2004 increased $1.7 million to $1.1 million from expense of $0.6 million in the first nine months of 2003. This increase is attributable to gains associated with our interest rate protection agreement, which expired in February 2004, and foreign currency translation gains.

Provision (benefit) for income taxes

The provision for income taxes was $9.7 million in the first nine months of 2004 compared to $0.1 million in the first nine months of 2003. Our income tax provision for the first nine months 2004 relates to income taxes in certain foreign jurisdictions and a deferred tax provision related to the basis of goodwill for tax purposes being less than the carrying value of goodwill for financial reporting purposes. We recorded no income tax benefit related to the net operating losses we generated during 2003 because we have established a valuation allowance to offset any related tax benefits due to uncertainty about realization of these benefits. Our first nine months 2003 provision relates to income taxes in certain foreign jurisdictions.

Discontinued operations

In conjunction with the sale of the Art Group in the first quarter of 2004, we recorded a gain on the sale of $1.0 million plus a tax benefit of $2.4 million. Pretax profit of the Art Group reported was $3.4 million for the period from January 1, 2004 to March 12, 2004 and $2.5 million for the nine months ended September 30, 2003.

In the second quarter 2004, in conjunction with our sale of SeCA we recorded a goodwill impairment charge of $9.4 million. Pretax results of SeCA, net of minority interest, were a loss of $8.5 million and income of $1.1 million for the nine months ended September 30, 2004 and 2003.

In the third quarter 2004, as a result of the sale of DMS we recorded a goodwill impairment as a component of discontinued operations for the three months ended September 30, 2004. Pretax results, including the goodwill impairment charge of $6.2 million, reported in discontinued operations in the condensed consolidated statements of operations for the nine months ended September 30, 2004 were a loss of $7.5 million. Pretax results were a profit of $0.1 million for the nine months ended September 30, 2003.

See further information regarding discontinued operations of the Art Group, SeCA and DMS in
“—Presentation of Financial Information”.

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

Cash flows from operating activities   Net cash provided by operations in the first nine months of 2004 declined $8.8 million to $11.8 million compared to $20.6 million in the first nine months of 2003. This decline was principally due to an increase in interest expense of $12.5 million and a reduction in our negative working capital due to the release of deferred revenue in the first nine months of 2004 attributable to advertising programs for our healthcare publications which were prepaid in the fourth quarter of 2003, sold and discontinued trade shows and to changes in the timing of our payments of accounts payable in the first nine months of 2004. These declines were partially offset by an increase in operating income of $17.2 million in the first nine months of 2004 compared to the first nine months of 2003.

Cash flows provided by (used in) investing activities   Net cash provided by investing activities in the first nine months of 2004 was $10.1 million compared to net cash used in investing activities of $4.5 million in the first nine months of 2003. This change was principally due to the sale in 2004 of our art shows and magazines and our call center and document management shows for a total sales price of $24.3 million in cash, partially offset by $7.9 million in cash used for the acquisition of the pharmaceutical publications and conferences as further discussed below.

We made capital expenditures of $6.3 million and $4.3 million in the first nine months of 2004 and 2003, respectively. We anticipate that we will spend approximately $7.5 million on capital expenditures in 2004. The majority of these expenditures are related to expansions and enhancements to our IT and communications infrastructure and management and operating group information systems. We believe that this amount of capital expenditure will be adequate to meet the needs of our business according to our business strategy and to maintain the key trade shows, publications and business of our continuing operations.

Cash used for acquisitions in the first nine months of 2004 increased $7.7 million compared to the first nine months of 2003 due to the acquisition in March 2004 of IVT conferences and magazines for $7.9 million in cash. Our business strategy includes the consummation of strategic acquisitions. In connection with any future acquisitions, we may require additional funding, which may be provided in the form of additional debt or equity financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms or in a manner that complies with the restrictive covenants in our debt instruments.

Cash flows used in financing activities   Cash used in financing activities in the first nine months of 2004 were $11.2 million compared to cash provided by financing activities in the first nine months of 2003 of $107.8 million. We paid down $10.9 million in debt during the first nine months of 2004, including $8.0 million on our revolving credit facility. During the third quarter of 2003 we issued $430 million principal amount of the Senior Secured Notes and received $50.0 million in equity contributions from our parent company. We used the proceeds from these issuances to repay and terminate all outstanding term A loans and $12.0 million of outstanding borrowings under our revolving Credit Facility, and pay fees of $12.3 million in connection with the offering. Fees paid to our senior lenders for an amendment to our Credit Facility in April 2003 were $3.9 million.

Debt Service.

As of September 30, 2004, we had total indebtedness of $615.1 million and $59.1 million of borrowings available under our revolving Credit Facility. Our principal debt obligations are described below.

Credit Facility

Our Credit Facility consists of a $60.0 million revolving credit facility and $25.0 million outstanding under the Term Loan B facility. The revolving credit facility will terminate in April 2007 and the Term Loan B matures in October 2008. Borrowings under the Credit Facility generally bear interest based on a margin over, at our option, the base rate or LIBOR. The applicable margin for revolving credit loans varies based upon our ratio of consolidated debt to EBITDA, as defined in the Credit Facility, and is currently 3.75% over LIBOR and 2.50% over the base rate. The applicable margin for the Term Loan B varies based upon the rating assigned by S&P and Moody’s to our Credit Facility and is currently 4.50% over LIBOR and 3.25% over the base rate. Our obligations under the Credit Facility are guaranteed by Advanstar Holdings Corp. (“Advanstar Holdings”), our ultimate parent company, Advanstar, Inc., our direct parent company, and all our existing and future domestic subsidiaries and are collateralized by substantially all of the assets of our company and the subsidiary guarantors, including a pledge of the capital stock of all our existing and future domestic subsidiaries, a pledge of no more than 65% of the voting stock of any foreign subsidiary directly owned by our company or any domestic subsidiary, a pledge of all intercompany indebtedness in favor of our company and our domestic subsidiaries, a pledge of our company’s and Advanstar IH, Inc.’s capital stock by our parent company, and a pledge of our parent company’s capital stock by Advanstar Holdings. Our Credit Facility contains restrictive covenants, which require us to, among other things, maintain a minimum fixed charge coverage ratio (as defined in the credit facility documents) as of the end of each fiscal quarter. Although there can be no assurance, we believe, based on our anticipated performance and expected economic conditions, that we will be able to comply with the amended financial covenant contained in the Credit Facility in 2004.

Second Priority Senior Secured Notes

Our $129 million of floating rate notes mature in 2008 and our $300 million of fixed rate notes mature in 2010. The notes of each series are guaranteed by each of our existing and future domestic restricted subsidiaries and collateralized by second-priority liens on the assets collateralizing our credit facility (other than certain subsidiary stock and assets of our parent companies). The fixed rate notes bear interest at an annual rate of 10.75% and the floating rate notes bear interest at an annual rate equal to the three-month LIBOR, which is reset quarterly, plus 7.50%. Interest on the fixed rate notes is payable semi-annually in cash and interest on the floating rate notes, along with amortization of 0.25% of the principal of such floating rate notes, is payable quarterly in cash. The notes contain restrictive covenants that, among other things, limit our ability to incur debt, pay dividends and make investments.

Senior Subordinated Notes

Our $160 million 12% senior subordinated notes mature in 2011 and are guaranteed by each of our existing and future domestic restricted subsidiaries. Interest on the notes is payable semi-annually in cash. The notes contain restrictive covenants that, among other things, limit our ability to incur debt, pay dividends and make investments.

Parent Company Notes

Our parent, Advanstar, Inc., issued 15% senior discount notes due October 2011 with a principal amount at maturity of $171.8 million. These discount notes do not require cash interest payments until April 2006 and contain restrictive covenants that, among other things, limit the ability of Advanstar, Inc. and its subsidiaries (including us) to incur debt, pay dividends and make investments. Neither we nor any of our subsidiaries have guaranteed the discount notes. Advanstar, Inc., however, is a holding company and its ability to pay interest on these discount notes will be dependent upon the receipt of dividends from its subsidiaries, principally Advanstar. However, the terms of our borrowing arrangements significantly restrict our ability to pay dividends to Advanstar, Inc. and Advanstar, Inc.’s failure to pay these notes would be a default under our Credit Facility.

Contractual and contingent obligations

Our contractual obligations (excluding accounts payable and accrued expenses), as of September 30, 2004 are as set forth below (in millions):

	Payments Due By Period
	2004(1)	2005	2006	2007	2008	2009	After 2009	Total
Indebtedness	$0.8	$1.3	$1.3	$1.3	$149.5	$—	$460.0	$614.2
Interest on indebtedness(2)	19.6	65.2	65.1	65.0	61.4	51.5	53.0	380.8
Operating lease obligations	1.6	7.1	6.4	5.2	4.6	3.1	1.7	29.7
Total Contractual Cash Obligations	$22.0	$73.6	$72.8	$71.5	$215.5	$54.6	$514.7	$1,024.7

(1)          For the period from October 1, 2004 through December 31, 2004.

(2)          Interest on the second priority floating rate notes, revolving credit facility and Term Loan B is calculated using LIBOR of 1.84%, the rate in effect on September 30, 2004. Because the floating rate notes, revolving credit facility and Term Loan B bear interest at a variable rate, actual payments could differ.

We have no material capital lease obligations or purchase obligations. Our contingent obligations are primarily composed of $0.9 million of letters of credit and our interest rate and foreign currency derivatives discussed more fully below in Item 3. “Quantitative and Qualitative Disclosure About Market Risk.”

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

Interest Rates

At September 30, 2004, we had fixed rate debt of $461.4 million and variable rate debt of $153.7 million. The annual pre-tax earnings and cash flows impact resulting from a 100 basis point increase in interest rates on variable rate debt, holding other variables constant and excluding the impact of the hedging agreements described below, would be approximately $1.5 million per year.

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

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve currency derivatives, primarily forward exchange contracts, to reduce our exposure to currency fluctuations. As of September 30, 2004, we had open foreign exchange derivative contracts to sell with a notional amount totaling $1.9 million, and to buy with a notional amount totaling $0.5 million. The estimated fair value of the foreign exchange contracts based upon market quotes was a net liability of approximately $0.1 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to an additional loss of approximately $0.2 million. Actual results may differ.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Advanstar’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls.   There were no changes during the third fiscal quarter in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II      OTHER INFORMATION

Item 6.	Exhibits
	31.1	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
	31.2	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
	32.1	Certification of principal executive officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act
	32.2	Certification of principal financial officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANSTAR COMMUNICATIONS INC.
November 15, 2004	/s/ DAVID W. MONTGOMERY
David W. Montgomery
Vice President—Finance, Secretary and Chief Financial Officer (Principal Financial Officer and Authorized Representative of the Registrant)

Exhibit Index

Exhibit No.	Document
31.1	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.1	Certification of principal executive officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act
32.2	Certification of principal financial officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act