Form 10-Q
period 2005-03-31
ADVANSTAR COMMUNICATIONS INC
filed 2005-05-16
CIK 1062771

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
For the quarterly period ended: March 31, 2005
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

        As of May 16, 2005, 1,000,000 shares of the registrant's common stock were outstanding.

PART I    Financial Information

Item 1.    Financial Statements:

PART I FINANCIAL INFORMATION

Avanstar Communications Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,105	$41,223
Accounts receivable, net of allowance of $736 and $798 at March 31, 2005 and December 31, 2004	30,173	26,941
Prepaid expenses	9,653	8,828
Other	3,520	2,476

Total current assets	82,451	79,468
Due from parent	1,166	—
Property, plant and equipment, net	24,273	24,539
Intangible and other assets:
Goodwill	707,080	707,756
Intangibles and other, net	91,071	101,174

Total intangible and other assets, net	798,151	808,930

	$906,041	$912,937

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$1,300	$1,300
Accounts payable	17,153	13,940
Accrued compensation	5,518	8,652
Other accrued expenses	35,355	34,101
Deferred revenue	43,249	52,356

Total current liabilities	102,575	110,349
Long-term debt, net of current maturities	607,993	612,919
Deferred income taxes	21,250	18,250
Other long-term liabilities	3,472	4,277
Due to parent	—	2,698
Minority interests	4,225	3,579
Commitments and contingencies
Stockholder's equity:
Common stock, $.01 par value, 3,500,000 shares authorized; 1,000,000 shares issued and outstanding at March 31, 2005 and December 31, 2004	10	10
Capital in excess of par value	447,367	447,367
Accumulated deficit	(286,612)	(292,757)
Accumulated other comprehensive income	5,761	6,245

Total stockholder's equity	166,526	160,865

	$906,041	$912,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar Communications Inc.
Condensed Consolidated Statements of Operations
(In thousands)

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Revenue	$114,006	$119,851
Operating expenses:
Cost of production	21,209	23,011
Selling, editorial and circulation	43,939	43,211
General and administrative	14,102	11,215
Funding of affiliated dot.com company operations (see Note 9)	—	538
Amortization of intangibles	9,223	9,474
Depreciation	2,397	1,971

Total operating expenses	90,870	89,420

Operating income	23,136	30,431
Other income (expense):
Interest expense, net	(17,400)	(18,123)
Other expense, net	(70)	1,327

Income from continuing operations before income taxes and minority interests cumulative effect of accounting change	5,666	13,635
Provision for income taxes	3,449	3,165
Minority interests	(646)	(550)

Income from continuing operations before cumulative effect of accounting change	1,571	9,920
Discontinued operations (see Note 3):
(Loss) income from operations of discontinued businesses	(44)	6,180

Income before cumulative effect of accounting change	1,527	16,100
Cumulative effect of accounting change (see Note 9)	4,618	—

Net income	$6,145	$16,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar Communications Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Operating activities:
Net income	$6,145	$16,100
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change	(4,618)	—
Depreciation and amortization	11,620	11,587
Gain on derivative financial instruments	(26)	(1,280)
Undistributed earnings of minority interest holders	646	493
Non-cash interest expense	817	814
Gain on sale of business and other assets	—	(1,008)
Deferred income taxes	3,000	640
Provision for bad debts	123	126
Changes in operating assets and liabilities	(13,663)	(25,412)

Net cash provided by operating activities	4,044	2,060

Investing activities:
Additions to property, plant and equipment	(1,525)	(1,724)
Acquisitions of publications and trade shows, net of cash acquired	—	(7,986)
Proceeds from sale of business and other assets	—	19,407

Net cash (used in) provided by investing activities	(1,525)	9,697

Financing activities:
Payments on revolving credit loan	—	(14,000)
Proceeds from revolving credit loan	—	6,000
Payments of long-term debt	(4,888)	(826)
Deferred financing costs	—	(302)

Net cash used in financing activities	(4,888)	(9,128)

Effect of exchange rate changes on cash	251	(99)

Net (decrease) increase in cash and cash equivalents	(2,118)	2,530
Cash and cash equivalents, beginning of period	41,223	29,274

Cash and cash equivalents, end of period	$39,105	$31,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar Communications Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.     Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by Advanstar Communications Inc. ("Communications," or the "Company") in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes that all adjustments, consisting solely of normal recurring items, considered necessary for a fair statement of financial position and results of operations, have been included. These condensed consolidated financial statements, however, should be read in conjunction with the audited financial statements and the related notes included in the Company's annual report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 29, 2005. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2005.

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

        If the Company had elected to recognize compensation costs based on the fair value of the options granted as prescribed by SFAS No. 123, net income would have been decreased to the unaudited pro forma amounts indicated in the table below (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income—as reported	$6,145	$16,100
Less: pro forma stock-based employee compensation	(835)	(677)

Net income—pro forma	$5,310	$15,423

Interim income tax expense

        The Company determines its quarterly income tax provision based upon an estimated annual effective income tax rate. In determining the effective income tax rate applicable to interim periods, the Company excludes tax jurisdictions where no tax expense or benefit is expected for the entire year.

Recently issued accounting standards

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment, which revises SFAS 123 and supersedes APB 25. This statement establishes standards relating to accounting for transactions in which equity instruments are exchanged for goods or services, such as the granting of employee stock options. Under this statement, the Company must measure the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the date of grant. This cost must be recognized over the period during which an employee is required to provide the service (usually the vesting period). The Company is required to adopt the provisions of this standard effective January 1, 2006. The Company is currently evaluating the impact of this standard. The adoption of this standard will result in an increase in compensation expense in future periods.

3.     Acquisitions and Divestitures

Acquisitions

        On March 8, 2004, the Company purchased a portfolio of pharmaceutical industry conferences and magazines from the Institute of Validation Technology, Inc. ("IVT") for $7.9 million in cash. In addition, the Company will pay additional contingent cash consideration to the former shareholder based on 2004 and 2005 operating results of the acquired assets and their continued employment with the Company. As of March 31, 2005, the Company has accrued $1.8 million of compensation expense payable to these former shareholders, of which $0.3 million was expensed in the first quarter of 2005. The payable is included in other accrued liabilities in the accompanying consolidated balance sheet as of March 31, 2005.

Divestitures

        The results of the following divestitures have been reported in discontinued operations in the consolidated statements of operations for the three months ended March 31, 2005 and 2004.

Art Group

        On March 12, 2004, the Company completed the sale of its art industry tradeshows and magazines (the "Art Group") for a total selling price of $19.6 million in cash. The portfolio included three tradeshows and two publications. The Company recorded a gain on the sale of $1.0 million plus a tax benefit of $2.4 million.

        Revenues of the Art Group, included in discontinued operations in the consolidated statements of operations, were $8.5 million for the period from January 1, 2004 to March 12, 2004.

SeCA

        On August 5, 2004, the Company completed the sale of its 65% ownership in its French joint venture ("SeCA"), which consisted of the operation of one tradeshow, for a total selling price of $3.1 million in cash. In connection with the sale, the Company recorded a goodwill impairment charge of $9.4 million, net of minority interest, in the second quarter of 2004. The amount of the impairment charge was determined based upon the excess of the carrying value of the Company's interest in SeCA over the selling price, less the costs incurred by the Company to sell SeCA. SeCA had no revenues for the three months ended March 31, 2004.

DMS

        On September 8, 2004, the Company sold its German tradeshow business ("DMS") for $1.7 million in cash. In connection with the sale, the Company recorded a goodwill impairment charge of $6.2 million in the third quarter of 2004. The amount of the impairment charge was determined based upon the excess of the carrying value of DMS over the selling price, less the costs incurred by the Company to sell DMS. The Company is continuing to incur accounting and legal fees in connection with the closure of its DMS office. These costs will be reported in income (loss) from discontinued operations.

        Revenues of DMS, included in discontinued operations in the consolidated statements of operations, were $0.1 million for the three months ended March 31, 2004.

        The financial results of the Art Group, SeCA and DMS included in discontinued operations in the accompanying consolidated statements of operations for the three months ended March 31 are as follows (in thousands):

	2005	2004
(Loss) income before income taxes (including gain on sale)	$(44)	$8,487
Income tax provision	—	2,364
Minority interests	—	57

Net (loss) income	$(44)	$6,180

        The amount of goodwill associated with the businesses disposed of was determined based on the relative fair values of the businesses disposed of and the businesses that were retained. The SeCA and DMS disposed businesses were never integrated into the Company's broader reporting units. Thus, the carrying amount of that acquired goodwill was included in the carrying amount of the businesses disposed of.

        The Art Group goodwill included in gain on discontinued operations in the Company's reportable segments for the three months ended March 31, 2004 (in thousands) is as follows:

	Trade Shows and Conferences	Trade Publications	Direct Marketing Products and Other	Corporate	Total
Goodwill included in gain on sale of discontinued operations	$13,264	$3,346	$—	$—	$16,610

4.     Goodwill and Other Intangible Assets

        The changes in the carrying amount of goodwill by operating segment are as follows (in thousands):

	Trade Shows and Conferences	Trade Publications	Direct Marketing Products and Other	Totals
Balance as of December 31, 2004	$460,430	$216,455	$30,871	$707,756
Foreign currency translation	(280)	(381)	(15)	(676)

Balance as of March 31, 2005	$460,150	$216,074	$30,856	$707,080

        Trade exhibitor and advertiser lists are amortized on a double-declining balance method over six years and five years, respectively, subscriber lists and other intangible assets are amortized on a straight-line basis over three to ten years, and trademarks and trade names are amortized on a straight-line basis over twenty years. These intangible assets consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Trade exhibitor lists	$155,570	$155,721
Advertiser lists	60,938	60,943
Subscriber lists	29,145	29,145
Trade names and trademarks	17,996	17,996
Other intangible assets	24,409	24,405
Deferred financing costs	22,258	22,258

	310,316	310,468
Accumulated amortization	(219,245)	(209,294)

Total intangible and other assets, net	$91,071	$101,174

        Estimated amortization expense of identified intangible assets and other for the remaining nine months of 2005 and for the next five years is as follows: (in thousands):

2005	$27,190
2006	25,871
2007	10,835
2008	7,052
2009	3,109
2010	934

5.    Financial Derivative Instruments

        The Company periodically uses derivative instruments to manage exposure to interest rates. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impact of these exposures.

Interest rate risk

        Variable rate debt instruments are subject to interest rate risk. In 2001 the Company entered into an interest rate collar agreement expiring February 2004, to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The effective portion of the cumulative gain or loss on interest rate collar agreement is reported as a component of accumulated other comprehensive income in stockholder's equity and is recognized in earnings as the underlying interest expense is incurred. The ineffective portion of the interest rate collar and swap agreements is recognized in current earnings. The Company used a portion of these agreements as hedges of the Company's second priority senior secured floating rate notes described below. Gains and losses on the undesignated portion of these agreements at the end of each fiscal quarter (which are calculated as the net amount payable upon termination at the date of determination) were recognized in current earnings until expired.

        In May 2003 the Company entered into an interest rate swap agreement expiring November 2005, and subsequently terminated the agreement in December 2003. The net gain at termination of approximately $0.2 million will continue to be reported in accumulated other comprehensive income and amortized into earnings over the original contract term.

Accumulated other comprehensive income (loss)

        The following table summarizes the effects of SFAS 133 on the Company's accumulated other comprehensive income (loss) as of March 31, 2005 and 2004 (in thousands):

Interest Rate Collar Agreements
Accumulated other comprehensive income (loss) balance at December 31, 2004	$103
Unwound from accumulated other comprehensive income (loss) during the period	(26)

Accumulated other comprehensive income (loss) balance at March 31, 2005	$77

Accumulated other comprehensive income (loss) balance at December 31, 2003	$(42)
Unwound from accumulated other comprehensive income (loss) during the period	(52)
Mark to market hedge contracts	244

Accumulated other comprehensive income (loss) balance at March 31, 2004	$150

        At March 31, 2005, the Company will reclassify out of accumulated other comprehensive income approximately $0.1 million of deferred gains into earnings within the next 12 months.

        The Company had no derivatives in the consolidated balance sheet as of March 31, 2005.

Statement of operations

        The following tables summarize the effects of SFAS No. 133 on the Company's statement of operations related to the ineffective portion of the Company's interest rate collar agreements and changes in the fair value of foreign exchange contracts not designated as hedging instruments for the three months ended March 31, 2005 and 2004:

	Interest Rate Collar Agreements	Foreign Exchange Contracts	Total
Three months ended March 31, 2005	$26	$—	$26

Three months ended March 31, 2004	$1,273	$7	$1,280

6.    Debt

Credit facility

        Prior to the August 2003 transactions described below, the credit facility (the "Credit Facility") consisted of (i) $415.0 million of term loans A and B payable in quarterly installments through October 11, 2008, and (ii) $80.0 million of revolving loan availability through April 11, 2007. The Credit Facility contained restrictive covenants, which required the Company to, among other things, maintain a minimum fixed charge coverage ratio and maximum quarterly leverage ratio (as defined).

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

        Failure to comply with current covenants may cause an event of default under the Credit Facility. Borrowings under the Credit Facility are collateralized by substantially all of the Company's assets. As of March 31, 2005, the Company had $59.1 million of borrowings available under the Credit Facility.

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

        Long-term debt consists of the following (in thousands):

	March 31, 2005	December 31, 2004
Term loan B, interest at LIBOR plus 4.50%; 7.35% at March 31, 2005, due quarterly through October 11, 2008	$20,437	$25,000
Revolving credit loan, interest at LIBOR plus 3.75%; due April 11, 2007	—	—
Second priority senior secured floating rate notes, interest at LIBOR plus 7.5%; 10.29% at March 31, 2005, due 2008	128,050	128,375
10.75% Second priority senior secured notes, due 2010, plus unamortized premium of $806 and $844 at March 31, 2005 and December 31, 2004, respectively	300,806	300,844
Senior subordinated notes, interest at 12.00%, due 2011	160,000	160,000

	609,293	614,219
Less current maturities	(1,300)	(1,300)

	$607,993	$612,919

7.    Comprehensive Income

        The table below presents comprehensive income, defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income	$6,145	$16,100
Change in cumulative translation adjustment	(458)	(151)
Change in unrealized losses on derivative financial instruments	(26)	192

Comprehensive income	$5,661	$16,141

8.    Segments

        The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and has three reportable segments: tradeshows and conferences, trade publications and direct marketing products and other.

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

	Trade Shows and Conferences	Trade Publications	Direct Marketing Products and Other	Corporate	Total
Three months ended March 31, 2005
Revenues	$62,054	$46,194	$5,758	$—	$114,006
Contribution margin (loss)	36,294	11,176	3,237	(1,849)
Segment assets (at period end)	499,091	292,085	33,096	81,769	906,041
Three months ended March 31, 2004
Revenues	$68,225	$47,131	$4,495	$—	119,851
Contribution margin (loss)	38,928	13,220	2,423	(942)
Segment assets (at period end)	546,253	309,527	33,159	75,864	964,803

        The reconciliation of total segment contribution margin to consolidated income from continuing operations before income taxes, minority interests and cumulative effect of accounting change is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Total segment contribution margin	$48,858	$53,629
General and administrative expense	(14,102)	(11,215)
Funding of affiliated dot.com company operations	—	(538)
Depreciation and amortization	(11,620)	(11,445)
Other expense (primarily interest)	(17,470)	(16,796)

Income from continuing operations before income taxes, minority interests and cumulative effect of accounting change	$5,666	$13,635

9.    Relationship with Advanstar.com, Inc.

        Advanstar.com, Inc. (Advanstar.com), an affiliate of the Company, operates the Company's event and publication-related web sites and develops certain enhanced web opportunities to serve the Company's customers in selected industries. The Company provides Advanstar.com with certain administrative support services and charges for these services based on a general overhead charge. In addition, selected sales, editorial, marketing and production staff of the Company are shared with Advanstar.com. The Company also provides Advanstar.com with marketing and promotional support through advertising pages in its trade publications and exhibit space in its tradeshows. In return, Advanstar.com provides support on its web sites for the Company's trade publications and tradeshows.

        Effective January 1, 2005, the Company began consolidating the operations of Advanstar.com with its operations upon the adoption of FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities." As a result of the adoption of FASB Interpretation No. 46R, the Company recorded a $4.6 million gain, which was recorded as a cumulative effect of accounting change in the first quarter of 2005.

        Prior to January 1, 2005, the Company recorded advances and notes issued in support of Advanstar.com operations as an operating expense in the Company's consolidated statement of operations, as a reflection of the ongoing nature of the operations of Advanstar.com in support of the Company's operations. Net advances and notes charged to the Company's operations during the three months ended March 31, 2004 were $0.5 million. The Company expects to merge the operations of Advanstar.com with those of the Company by the end of 2005.

10.    Parent Company Notes

        As a part of the financing for the acquisition of the Company by the DLJ Merchant Banking Funds in October 2000 and concurrently with the closing of the offering of the Senior Subordinated Notes in February 2001, the Company's parent, Advanstar, Inc., issued discount notes (the "Discount Notes") with an aggregate principal amount at maturity of $171.8 million. These notes do not require cash interest payments until 2006. Neither the Company nor any of its subsidiaries guaranteed the senior discount notes. Advanstar, Inc., however, is a holding company and its ability to pay interest on these Discount Notes will be dependent upon the receipt of dividends from its subsidiaries, including the Company. The Credit Facility, Senior Secured Notes and the Senior Subordinated Notes impose substantial restrictions on the Company's and its subsidiaries' ability to pay dividends. See Note 11.

11.    Subsequent Event

        On April 2, 2005, the Company, its parent company and certain affiliates (Advanstar Expositions Canada Limited, and Advanstar.com) signed a definitive asset and share purchase agreement, providing for the sale of certain business assets and liabilities associated with its tradeshows and conferences, trade publications and direct marketing products in the following primary industries: Information Technology & Communications, Travel/Hospitality, Beauty, Home Entertainment, Abilities and Portfolio, including the shares of the Company's Brazilian and Hong Kong subsidiaries to QUESTEX Media Group. The purchase price for these assets and shares, payable at closing, is $185 million in cash, plus the assumption of certain liabilities (including, without limitation, deferred revenue liabilities), less a $7 million working capital adjustment, and a post-closing distribution to us from our Brazilian subsidiary, subject to regulatory approval. The sale is subject to QUESTEX Media Group's receipt of debt financing and customary closing conditions, including antitrust clearance. Management expects the sale to close by the end of May 2005.

        Revenues generated by the businesses sold, pursuant to authorization by the Company's board of directors on April 1, 2005, included in continuing operations in the consolidated statements of operations, for the three months ended March 31, 2005 and 2004 were $23.4 million and $31.3 million.

        Under each of the Company's indentures and the indenture governing Advanstar, Inc.'s notes, the Company is required to either a) reinvest any proceeds received from the above sale in its business or in assets useful to its business within 365 days of the closing of the sale or b) use such proceeds to repay debt. If the Company does not reinvest the proceeds, it must offer to repurchase the notes, pursuant to their respective terms, issued under the second priority senior secured notes and senior subordinated notes indentures at 100% plus accrued interest.

        The Credit Facility requires the Company to have a fixed charge coverage ratio as of the end of each fiscal quarter of at least 1.00 to 1. The fixed charge coverage ratio, as defined in the credit facility, generally measures the ratio of its EBITDA (as defined in the Credit Facility) to the sum of its capital expenditures, cash interest expense, debt principal payments and taxes paid or payable in the preceding four fiscal quarters, subject to certain adjustments, including an adjustment to exclude from the calculation any portion of the ratio components that are attributable to any business or assets disposed of during the four fiscal quarters preceding the measurement date. Assuming the sale to QUESTEX Media Group closes as anticipated it will be required to exclude any portion of its EBITDA (as defined) related to the sale when the Company calculates its compliance with the fixed charge coverage ratio as of June 30, 2005. As a result, its fixed charge coverage ratio may be below the required level unless the Company either reinvests the proceeds from the sale in EBITDA (as defined) generating assets or pays down debt prior to June 30, 2005. If the Company does not comply with this fixed charge coverage ratio, it will need to request a waiver of this financial covenant from its lenders under the Company's Credit Facility. The Company can provide no assurance that it will able to obtain such waiver, which could lead to an event of default under the credit agreement.

        In addition, the Company's credit facility, the second priority senior secured notes and senior subordinated notes impose substantial restrictions on the Company's ability to pay dividends. The restricted payments covenants in the senior secured notes indenture and senior subordinated notes indenture provide that the Company can pay dividends only if its leverage ratio (as defined) is 6.00 to 1 or better and only from the amount by which its cumulative EBITDA (as defined) since January 1, 2001 exceeds 150% of its cumulative interest expense in that same period. Assuming the sale to QUESTEX Media Group is completed as anticipated, for purposes of computing the Company's leverage ratio, it will be required to exclude any EBITDA (as defined) related to the sale and under the senior subordinated notes indenture, and will not be permitted to net any proceeds from the sale against the amount of its outstanding indebtedness. As a result, unless the Company uses the proceeds from the sale to repay indebtedness or invest in a business that generates additional EBITDA (as defined), the Company does not currently anticipate that its leverage ratio will meet the requirements for it to be permitted to pay dividends.

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

Advanstar Communications Inc.
Condensed Consolidated Balance Sheets (Unaudited)
At March 31, 2005
(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$26,458	$—	$12,647	$—	$39,105
Accounts receivable, net	28,789	(60)	1,444	—	30,173
Prepaid expenses	8,287	319	1,047	—	9,653
Other	3,477	—	43	—	3,520

Total current assets	67,011	259	15,181	—	82,451
Noncurrent assets:
Property, plant and equipment, net	21,908	1,908	457	—	24,273
Deferred tax asset	8,438	292	—	(8,730)	—
Intangible and other assets, net	487,183	266,084	44,884	—	798,151
Investments in subsidiaries	526,953	—	13,752	(540,705)	—
Intercompany receivable	—	237,155	(11,159)	(224,830)	1,166

	$1,111,493	$505,698	$63,115	$(774,265)	$906,041

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$1,300	$—	$—	$—	$1,300
Accounts payable	9,736	5,868	1,549	—	17,153
Accrued liabilities	32,644	7,164	1,065	—	40,873
Deferred revenue	39,800	2,057	1,392	—	43,249

Total current liabilities	83,480	15,089	4,006	—	102,575
Long-term debt, net of current maturities	607,993	—	—	—	607,993
Deferred income taxes and other long-term liabilities	24,439	8,730	283	(8,730)	24,722
Intercompany payable	224,830	—	—	(224,830)	—
Due to parent	—	—	—	—	—
Minority interests	4,225	—	—	—	4,225
Stockholder's equity:
Common stock	10	3	953	(956)	10
Capital in excess of par value	447,367	438,117	89,105	(527,222)	447,367
(Accumulated deficit) retained earnings	(286,612)	43,759	(36,917)	(6,842)	(286,612)
Accumulated other comprehensive income	5,761	—	5,685	(5,685)	5,761

Total stockholder's equity	166,526	481,879	58,826	(540,705)	166,526

	$1,111,493	$505,698	$63,115	$(774,265)	$906,041

Advanstar Communications Inc.
Condensed Consolidating Statements of Operations (Unaudited)
For the three months ended March 31, 2005
(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenue	$68,606	$36,663	$8,737	$—	$114,006
Operating expenses:
Cost of production and selling, editorial and circulation	47,041	12,459	5,648	—	65,148
General and administrative	12,661	340	1,101	—	14,102
Restructuring charge	—	—	—	—	—
Funding of affiliated company operations	—	—	—	—	—
Depreciation and amortization	7,660	3,603	357	—	11,620

Total operating expenses	67,362	16,402	7,106	—	90,870

Operating income	1,244	20,261	1,631	—	23,136
Other income (expense):
Interest expense, net	(17,500)	—	100	—	(17,400)
Other income, net	(195)	—	125	—	(70)

(Loss) income from continuing operations before income taxes, minority interests and cumulative effect of accounting change	(16,451)	20,261	1,856	—	5,666
(Benefit) provision for income taxes	(4,578)	7,584	443	—	3,449
Minority interests	(646)	—	—	—	(646)
Equity in earnings of subsidiaries	14,090	—	—	(14,090)	—

Income (loss) from continuing operations	1,571	12,677	1,413	(14,090)	1,571
Discontinued operations:
(Loss) income from operations of discontinued businesses	(44)	—	(44)	44	(44)

Income (loss) before cumulative effect of accounting change	1,527	12,677	1,369	(14,046)	1,527
Cumulative effect of accounting change	4,618	—	—	—	4,618

Net income (loss)	$6,145	$12,677	$1,369	$(14,046)	$6,145

Advanstar Communications Inc.
Condensed Consolidating Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2005
(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities:
Net income (loss)	$6,145	$12,677	$1,369	$(14,046)	$6,145
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of subsidiaries	(14,046)	—	—	14,046	—
Gain on derivative financial instruments	(26)	—	—	—	(26)
Impairment of goodwill	—	—	—	—	—
Depreciation and amortization	7,660	3,603	357	—	11,620
Other noncash items	(138)	53	53	—	(32)
Change in working capital items	(1,158)	(15,863)	3,358	—	(13,663)

Net cash (used in) provided by operating activities	(1,563)	470	5,137	—	4,044

Investing activities:
Additions to property, plant and equipment	(1,047)	(470)	(8)	—	(1,525)
Acquisitions of publications and trade shows, net of proceeds	—	—	—	—	—
Proceeds from sale of business and other assets	—	—	—	—	—

Net cash used in investing activities	(1,047)	(470)	(8)	—	(1,525)

Financing activities:
Borrowings of long term debt, net	(4,888)	—	—	—	(4,888)
Deferred financing costs	—				—
Dividends paid to minority interest holders	—	—	—	—	—

Net cash used in financing activities	(4,888)	—	—	—	(4,888)

Effect of exchange rate changes on cash	—	—	251	—	251

Net (decrease) increase in cash and cash equivalents	(7,498)	—	5,380	—	(2,118)
Cash and cash equivalents, beginning of year	33,956	—	7,267	—	41,223

Cash and cash equivalents, end of year	$26,458	$—	$12,647	$—	$39,105

Advanstar Communications Inc.
Condensed Consolidating Balance Sheets
At December 31, 2004
(In thousands)

(in thousands of dollars)	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$33,956	$—	$7,267	$—	$41,223
Accounts receivable, net	25,685	—	1,256	—	26,941
Prepaid expenses	5,646	1,265	1,917	—	8,828
Other	2,400	—	76	—	2,476
Current assets of discontinued operations	—	—	—	—	—

Total current assets	67,687	1,265	10,516	—	79,468
Noncurrent assets
Property, plant and equipment, net	22,401	1,624	514	—	24,539
Deferred tax asset	8,438	292	—	(8,730)	—
Intangible and other assets, net	493,545	269,500	45,885	—	808,930
Investments in subsidiaries	514,479	—	10,421	(524,900)	—
Intercompany receivable	—	228,779	(4,274)	(224,505)	—
Non-current assets of discontinued operations	—	—	—	—	—

	$1,106,550	$501,460	$63,062	$(758,135)	$912,937

Liabilities and Stockholder's Equity
Current liabilities
Current maturities of long-term debt	$1,300	$—	$—	$—	$1,300
Accounts payable	11,580	699	1,661	—	13,940
Accrued liabilities	34,424	7,275	1,054	—	42,753
Deferred revenue	32,456	15,554	4,346	—	52,356
Current liabilities of discontinued operations	—	—	—	—	—

Total current liabilities	79,760	23,528	7,061	—	110,349
Long-term debt, net of current maturities	612,919	—	—	—	612,919
Deferred income taxes and other long-term liabilities	22,224	8,730	303	(8,730)	22,527
Intercompany payable	224,505	—	—	(224,505)	—
Due to parent	2,698	—	—	—	2,698
Minority interests	3,579	—	—	—	3,579
Long-term liabilities of discontinued operations	—	—	—	—	—
Stockholder's equity
Common stock	10	3	959	(962)	10
Capital in excess of par value	447,367	438,117	86,882	(524,999)	447,367
(Accumulated deficit) retained earnings	(292,757)	31,082	(38,286)	7,204	(292,757)
Accumulated other comprehensive income (loss)	6,245	—	6,143	(6,143)	6,245

Total stockholder's equity	160,865	469,202	55,698	(524,900)	160,865

	$1,106,550	$501,460	$63,062	$(758,135)	$912,937

Avanstar Communications Inc.
Condensed Consolidating Statements of Operations (Unaudited)
For the three months ended March 31, 2004
(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Revenue	$78,927	$32,762	$8,162	$—	$119,851
Operating expenses:
Cost of production and selling, editorial and circulation	50,161	11,199	4,862	—	66,222
General and administrative	9,866	354	995	—	11,215
Funding of affiliated company operations	538	—	—	—	538
Depreciation and amortization	7,626	3,470	349	—	11,445

Total operating expenses	68,191	15,023	6,206	—	89,420

Operating (loss) income	10,736	17,739	1,956	—	30,431
Other income (expense):
Interest expense, net	(18,219)	—	96	—	(18,123)
Other income, net	942	—	385	—	1,327

(Loss) income from continuing operations before income taxes and minority interests	(6,541)	17,739	2,437	—	13,635
(Benefit) provision for income taxes	(3,567)	6,656	76	—	3,165
Minority interests	(550)	—	—	—	(550)
Equity in earnings of subsidiaries	13,444	—	—	(13,444)	—

Net (loss) income from continuing operations	9,920	11,083	2,361	(13,444)	9,920
Discontinued operations:
(Loss) income from operations of discontinued businesses	6,180	—	(593)	593	6,180

Net (loss) income	$16,100	$11,083	$1,768	$(12,851)	$16,100

Advanstar Communications Inc.
Condensed Consolidating Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2004
(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities:
Net income (loss)	$16,100	$11,083	$1,768	$(12,851)	$16,100
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of subsidiaries	(12,851)	—	—	12,851	—
Gain on derivative financial instruments	(1,280)	—	—	—	(1,280)
Depreciation and amortization	7,689	3,470	428	—	11,587
Other noncash items	981	86	(2)	—	1,065
Change in working capital items	(9,879)	(14,592)	(941)	—	(25,412)

Net cash provided by operating activities	760	47	1,253	—	2,060

Investing activities:
Additions to property, plant and equipment	(1,618)	(47)	(59)	—	(1,724)
Acquisitions of publications and trade shows, net of proceeds	(7,986)	—	—	—	(7,986)
Proceeds from sale of business and other assets	19,407	—	—	—	19,407

Net cash provided by (used in) investing activities	9,803	(47)	(59)	—	9,697

Financing activities:
Borrowings of long term debt, net	(8,826)	—	—	—	(8,826)
Deferred financing costs	(302)	—	—	—	(302)
Dividends paid to minority interest holders	—	—	—	—	—

Net cash used in financing activities	(9,128)	—	—	—	(9,128)

Effect of exchange rate changes on cash	—	—	(99)	—	(99)

Net increase in cash and cash equivalents	1,435	—	1,095	—	2,530
Cash and cash equivalents, beginning of year	22,626	—	6,648	—	29,274

Cash and cash equivalents, end of year	$24,061	$—	$7,743	$—	$31,804

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations:

        This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned not to place undue reliance on these forward-looking statements, including statements about plans and objectives of management, potential acquisitions, market growth and opportunity. These forward-looking statements are neither promises nor guarantees and involve risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements. You should not expect that these forward-looking statements will be updated or supplemented as a result of changing circumstances or otherwise, and we disavow and disclaim any obligation to do so. Important cautionary statements and risk factors that would affect actual results are discussed in the our periodic reports and registration statements filed with the Securities and Exchange Commission, including those under the caption entitled "Factors Which May Affect Future Results" in our 2004 annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2005.

Overview

        We are a worldwide provider of integrated, B-to-B marketing communications products and services for targeted industry sectors, principally through tradeshows and conferences and through controlled circulation trade, business and professional magazines. We also provide a broad range of other market development products, including classified advertising, direct mail services, reprints, database marketing, guides, and reference books.

        We report our business in three segments:

  •
  tradeshows and conferences, which consists primarily of the management of tradeshows and seminars held in convention and conference centers;

  •
  trade publications, which consists primarily of the creation and distribution of controlled circulation trade, business and professional magazines; and

  •
  direct marketing products and other, which consists primarily of sales of a variety of direct mail and database products, magazine editorial reprints and classified advertising.

        In addition to our tradeshows, trade publications and market development, we deliver our integrated B-to-B marketing communications products and services to our customers using the internet. For discussion purposes, we have included our internet activity in our market development segment.

        Tradeshows and conferences accounted for approximately 54% and 57% of total revenue in the three months ended March 31, 2005 and 2004, respectively. Trade publications accounted for approximately 41% and 39% of total revenue in the three months ended March 31, 2005 and 2004, respectively, while direct marketing products and other accounted for approximately 5% and 4% of total revenue in the three months ended March 31, 2005 and 2004, respectively. Our revenue reaches its highest levels during the first and third quarters of the year due to the timing of the MAGIC tradeshows and our other large tradeshows and conferences. Because tradeshows and conferences revenue is recognized when a particular event is held, we may experience fluctuations in quarterly revenue based on the movement of tradeshow dates from one quarter to another.

Recent Developments

        On April 2, 2005, we and our parent, Advanstar, Inc, and certain affiliates (Advanstar Expositions Canada Limited, and Advanstar.com, Inc.) signed a definitive asset and share purchase agreement, providing for the sale of certain business assets and liabilities associated with our tradeshows and conferences, trade publications and direct marketing products in the following primary industries: Information Technology & Communications, Travel/Hospitality, Beauty, Home Entertainment, Abilities

and Portfolio, including the shares of our Brazilian and Hong Kong subsidiaries (collectively the "Portfolio Group"), to QUESTEX Media Group, a company formed by Audax Private Equity Fund, L.P.. We expect the sale of the Portfolio Group to close by the end of May 2005, subject to buyer financing and customary closing conditions.

        Operating results of the Portfolio Group, included in continuing operations in the consolidated statements of operations, for quarter ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31,
	2005	2004
Revenue	$23,433	$31,285
Cost of production and selling	18,657	20,848
General and administrative	951	922
Depreciation and amortization	1,557	1,241
Provision (benefit) for income taxes	2,058	(938)

        We will report the net assets and operating results of the Portfolio Group as discontinued operations beginning in the second quarter of 2005, assuming the sale is completed as expected.

        On a pro forma basis, excluding the revenues of the Portfolio Group, tradeshows and conferences would have accounted for approximately 58% and 57% of our total revenue in the quarter ended March 31, 2005 and 2004, respectively; trade publications would have accounted for 37% and 39% of our total revenue in the quarter ended March 31, 2005 and 2004, respectively; and direct marketing products would have accounted for 5% and 4% of our total revenue in the quarter ended March 31, 2005 and 2004, respectively.

Trends and Developments

        Our first quarter 2005 results were impacted by the effects of tradeshow timing shifts and investments in Life Sciences and Powersports operating groups. Revenue for the quarter reflects the shift of four tradeshows held in the first quarter of 2004 to the second quarter of 2005 and the shift of one tradeshow from the second quarter of 2004 to the first quarter of 2005. Net income in the first quarter of 2005 includes the favorable impact of a cumulative effect of an accounting change of $4.6 million related to the consolidation of Advanstar.com for financial reporting purposes as a result of the adoption of FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities," which became effective for Advanstar on January 1, 2005.

        Our tradeshows and conferences continued to perform well in 2005. Revenue in the first quarter from MAGIC, Dealer Expo and our IVT pharmaceutical conferences increased $4.8 million, or 12.2%, compared to the first quarter of 2004. We also launched the Off Road Impact tradeshow and conference complementing our 2004 launches of Dirt Sports and Off Road Retailer magazines. Results for the first quarter of 2005 were negatively impacted by the effects of tradeshow timing shifts discussed above.

        The principal drivers of the decline in results in our publishing segment in the first quarter of 2005 are a shift in issue timing for our pharmaceutical publications linked to a timing shift of the industry's leading tradeshow, continued weakness in the traveling nursing market, a softening pace of market spending in the veterinary markets, a decline in our healthcare special projects and continued softness in the technology and travel markets.

        We have identified new opportunities and initiatives that we will be pursuing in 2005, including opportunities to expand customer relationships and our market position in our MAGIC events and the development of a stand alone Continuing Medical Education business and other diversified customer offerings in our healthcare sector. We also recently announced the launch of our Arenacross Championship Motorcycle Racing series in conjunction with our existing international motorcycle show series.

Presentation of Financial Information

Acquisitions and divestitures

        On March 8, 2004, we purchased a portfolio of pharmaceutical industry specific magazines and conferences from the Institute of Validation Technology, Inc. ("IVT") for $7.9 million in cash. In addition, we will pay additional contingent cash consideration based upon 2004 and 2005 operating results generated from the acquired assets and their continued employment with us. Operating results for the first quarter of 2005 include $0.3 million in compensation expense to reflect the accrual of the 2005 component of the expected contingent payment.

        We have accounted for our acquisitions under the purchase method of accounting. Accordingly, our results of operations include the effect of these acquisitions from the date of purchase.

        On April 2, 2005, we committed to the sale of the Portfolio Group to QUESTEX Media Group for $185 million, plus the assumption of certain liabilities (including without limitation deferred liabilities), less a $7 million working capital adjustment, and a post-closing distribution to us from our Brazilian subsidiary, subject to regulatory approval. We expect the transaction to close by the end of May 2005. Operating results of the Portfolio Group are included in continuing operations for the three months ended March 31, 2005 and 2004. See "—Recent Developments" for further information on the divestiture of the Portfolio Group.

        In the third quarter of 2004, we sold our German tradeshow business ("DMS") for $1.7 million in cash. As a result of the sale of DMS we recorded a goodwill impairment of $6.2 million. Total revenue and contribution margin in the first quarter of 2004 were not material.

        In the second quarter of 2004, we sold our 65% ownership in our French joint venture ("SeCA"), which consisted of one tradeshow, for $3.1 million in cash. In conjunction with our sale of SeCA we recorded a goodwill impairment charge of $9.4 million, net of minority interest. Total revenue and contribution margin for SeCA, net of minority interest, in the first quarter of 2004 were not material.

        In the first quarter of 2004, we sold our art industry tradeshows and magazines for a total sales price of $19.6 million in cash ("Art Group"). Total revenue and contribution margin for the Art group in the first quarter of 2004 were $8.5 million and $3.4 million, respectively.

Sources of Revenue

Tradeshows and conferences

        The tradeshows and conferences segment derives revenue principally from the sale of exhibit space and conference attendance fees generated at our events. In 2004, approximately 77% of our tradeshows and conferences revenue was from the sale of exhibit space. Events are generally held in major metropolitan or convention areas such as New York City and Las Vegas. At many of our tradeshows, a portion of exhibit space is reserved as much as a year in advance. The sale of exhibit space is generally impacted by the ongoing quality and quantity of attendance, venue selection and availability, industry cycle and general market conditions. Revenue and related direct event expenses are recognized in the month in which the event is held. An event is billed and cash is collected in advance and is recorded on our consolidated balance sheet as deferred revenue until the event has been held.

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

Direct marketing products and other

        The direct marketing products and other segment derives its revenue from the sale of value-added marketing products such as print and internet based classified advertising, direct mail services, reprints, database marketing, directories, guides and reference books. These products complement and utilize the content or databases generated by our tradeshows, conferences and publications. The sale of these products is generally impacted by the success of the event or publication from which these products are derived, the quality of the sales team and general market conditions. Revenue is generally recognized when the applicable product is shipped or otherwise delivered.

Components of Expenses

Tradeshows and conferences

        Costs incurred by the tradeshows and conferences segment include facility rent, attendee and exhibitor promotion and on-site services such as registration, security and set-up. Exhibitors generally contract directly with third parties for on-site services such as electrical services and booth set-up. Staff salaries and related payroll expenses are treated as monthly period expenses. All other direct costs are expensed when the event occurs.

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

Selected Financial Data

        The following table sets forth selected statements of operations and other financial data.

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Income Statement Data:
Revenue
Tradeshows and conferences	$62,054	$68,225
Publications	46,194	47,131
Direct marketing products and other	5,758	4,495

Total revenue	114,006	119,851
Cost of production and selling
Tradeshows and conferences	25,760	29,297
Publications	35,018	33,910
Direct marketing products and other	4,370	3,015

Total cost of production and selling	65,148	66,222
General and administrative expenses	14,102	11,215
Funding of affiliated dot.com company operations	—	538
Depreciation and amortization	11,620	11,445

Operating income	23,136	30,431
Other income (expense):
Interest expense	(17,400)	(18,123)
Other (expense) income, net	(70)	1,327

Income from continuing operations before income taxes, minority interests and cumulative effect of accounting change	5,666	13,635
Provision for income taxes	3,449	3,165
Minority interests	(646)	(550)

Income from continuing operations	1,571	9,920
(Loss) income from operations of discontinued businesses	(44)	6,180

Income before cumulative effect of accounting change	1,527	16,100
Cumulative effect of accounting change	4,618	—

Net income	$6,145	$16,100

Results of Operations

        Due to the proposed divestiture of the Portfolio Group, we expect our future results of operations to differ materially from the historical results of operations presented below. See "—Recent Developments" for further information.

        THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

Revenue

        Revenue in the first quarter of 2005 declined 4.9% to $114.0 million from $119.9 million in the first quarter of 2004 due primarily to tradeshow timing shifts in the first quarter.

        Revenue from tradeshows and conferences declined 9.0%, or $6.1 million, to $62.1 million from $68.2 million in the first quarter of 2004. Four tradeshows held in the first quarter of 2004 shifted to the second quarter of 2005 and one tradeshow shifted from the second quarter of 2004 to the first quarter of 2005. This shift in tradeshow timing resulted in a quarter over quarter net reduction to revenue of $8.1 million.

        Revenue in the first quarter from Advanstar's MAGIC, Dealer Expo and IVT pharmaceutical conferences increased $4.8 million, or 12.2%, compared to the first quarter of 2004. Square footage of our MAGIC event grew by 3.8% over the spring of 2004. Our Powersports events increased square footage by 2.4%, primarily due to the launch during the quarter of the Off Road Impact tradeshow and conference which complements our 2004 launches of Dirt Sports and Off Road Retailer magazines. Off Road Impact generated revenue of $0.4 million in the first quarter of 2005. Our IMS consumer motorcycle tour declined $0.5 million or 5.7% due to holding seven events in the first quarter of 2005 compared with eight in the same period last year and from the impact of a snowstorm on our IMS New York event for which we have filed a claim under our expo cancellation insurance policy. Revenue generated from these tradeshows and conferences was also partially offset by the effect of holding two fewer events serving the East Coast fashion and technology markets.

        Revenue from publications in the first quarter of 2005 declined 2.0%, or $0.9 million, to $46.2 million from $47.1 million in the first quarter of 2004. Advertising pages declined by 453 pages or 5.0% in the first quarter of 2005 compared to the first quarter of 2004. The decline in revenue and advertising pages is due primarily to a shift in issue timing due to tradeshow timing shifts, continued weakness in the traveling nursing market, a softening pace of market spending in the veterinary markets, a decline in our healthcare special projects, and continued softness in the technology and travel markets. These revenue declines were partially offset by improved results from our publications serving the automotive market, including Motor Age, Aftermarket Business, Dealernews and Auto Body Repair News, and the launch in September 2004 of Dirt Sports and Off Road Retailer magazines.

        In the first quarter of 2005, revenue from our direct marketing products and other segment increased 28.1%, or $1.3 million, to $5.8 million from $4.5 million in the first quarter of 2004. Approximately $1.0 million of this increase is due to the adoption of FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities," which required us to consolidate the results of our affiliate, Advanstar.com, effective January 1, 2005.

Cost of production and selling

        Cost of production and selling expenses in the first quarter of 2005 declined 1.6% to $65.1 million from $66.2 million in the first quarter of 2004.

        Expenses of tradeshows and conferences in the first quarter of 2005 decreased 12.1%, or $3.5 million, to $25.8 million from $29.3 million in the first quarter of 2003. The shift in timing of the five events discussed above resulted in a decline in tradeshow and conference expenses of approximately $3.6 million.

        Expenses of trade publications in the first quarter of 2005 increased 3.3%, or $1.1 million, to $35.0 million from $33.9 million in the first quarter of 2004. The increase is primarily due to increased paper, printing and selling costs. Paper prices increased 14% and printing costs increased 2% compared to the first quarter of 2004. Selling costs increased as a result of the launch of Dirt Sports and Off Road Retailer as discussed above.

        Expenses of direct marketing products and other in the first quarter of 2005 increased 45.0%, or $1.4 million, to $4.4 million from $3.0 million in the first quarter of 2004. Approximately $0.3 million of this increase is due to the consolidation of the results of Advanstar.com upon the adoption of FASB Interpretation No. 46R, as discussed above. We also incurred an additional $0.7 million in staffing and consulting costs related to a realignment of our project business and the launches of publications and tradeshows serving the powersports markets.

General and administrative expenses

        General and administrative costs increased 25.7%, or $2.9 million, to $14.1 million in the first quarter of 2005 from $11.2 million in the first quarter of 2004 due to $0.7 million of investments in our group management team, primarily related to our Life Sciences group, $0.6 million of costs related to strategic consulting and marketing initiatives, $0.4 million of foreign exchange losses, a $0.3 million contingent employee compensation payment related to the IVT acquisition and an increase of $0.4 million for audit, tax and Sarbanes-Oxley consulting services.

Funding of affiliated dot.com company operations

        As described above, on January 1, 2005 we began consolidating the operations of Advanstar.com with our operations upon adoption of FASB Interpretation No. 46R and therefore we are no longer recording a separate operating expense related to our funding of Advanstar.com. Expense associated with our funding of Advanstar.com in the first quarter of 2004 was $0.5 million.

Interest expense

        Interest expense in the first quarter of 2005 declined $0.7 million, or 4.0%, to $17.4 million from $18.1 million in the first quarter of 2004 due to a reduction in cash payments on our interest rate collar agreement. In the first quarter of 2004 we made payments of $0.9 million on this agreement, which expired in February 2004. We currently have no plans to hedge our remaining floating rate debt.

        At March 31, 2005, $460.8 million, or 76%, of our total debt is at a fixed rate with the balance subject to interest rate fluctuations. A 100 basis point increase in interest rates on our current variable rate debt would result in an increase in annual interest expense of $1.5 million.

Other income (expense), net

        The decline in other income is due to a first quarter 2004 gain of $1.3 million related to our interest rate protection agreements, which expired in February 2004.

Provision (benefit) for income taxes

        The provision for income taxes was $3.4 million in the first quarter of 2005 compared to $3.2 million in the first quarter of 2004. The provision relates to income taxes in certain foreign jurisdictions and a deferred tax provision related to the basis of goodwill for tax purposes being less than the carrying value of goodwill for financial reporting purposes. We recorded no income tax benefit related to the net operating losses we generated during 2005 or 2004 because we have established a valuation allowance to offset any related tax benefits due to uncertainty about realization of these benefits.

Discontinued operations

        In March 2004, we sold the Art Group, which included three tradeshows and two publications, for $19.6 million in cash. We recorded an after tax gain on the sale of $3.4 million.

        In August 2004, we sold SeCA for $3.1 million in cash.

        In September 2004, we sold DMS for $1.7 million in cash.

        See further information regarding discontinued operations of the Art Group, SeCA and DMS in "—Presentation of Financial Information- Acquisitions, Joint Ventures and Divestitures."

Liquidity and Capital Resources

        Due to the proposed divestiture of the Portfolio Group, we expect our future cash flows to differ materially from the historical cash flows presented below. See "—Recent Developments" and "—Debt Service" for further information.

        Our principal sources of liquidity have been, and are expected to be, cash flows from operations and borrowings under our credit facility. Our principal uses of cash have been, and are expected to be, the debt service requirements of our indebtedness described below, capital expenditures, investments in our publications and tradeshows and strategic acquisitions.

Sources and uses of funds

        We generally operate with negative working capital, excluding cash and current maturities of long-term debt, due to the impact of deferred revenue from tradeshows, which is billed and collected as deposits up to one year in advance of the respective tradeshow. Consequently, our existing operations are expected to maintain very low or negative working capital balances, excluding cash and current maturities of long-term debt.

        Operating cash flows may be significantly affected by the working capital fluctuations of our business, in particular the tradeshows and conferences business. Deferred revenue increases on the balance sheet in the quarters immediately preceding our busy first quarter tradeshow season as we collect deposits for booth space several months in advance of the tradeshows. Revenue and contribution margin are recognized in the quarter that the events are held, releasing the deferred revenue from the balance sheet, which results in a reduction to our operating cash flow.

        We anticipate that our operating cash flow, together with borrowings under the credit facility (assuming continued compliance with the covenants contained therein or a modification thereof) and other future financings and refinancings, will be sufficient to fund our anticipated future operating expenses, capital expenditures, debt service and other obligations as they become due. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

        As of March 31, 2005, we had cash and cash equivalents of $39.1 million. The following table shows our cash flow activity for the three months ended March 31, 2005 and 2004, and should be read in conjunction with the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net cash provided by operating activities	$4,044	$2,060
Net cash (used in) provided by investing activities	(1,525)	9,697
Net cash used in financing activities	(4,888)	(9,128)
Effect of exchange rate changes on cash	251	(99)

Net (decrease) increase in cash and cash equivalents	$(2,118)	$2,530

        The $1.9 million increase in cash provided by operating activities in the first quarter of 2005 as compared to the first quarter of 2004 was primarily due to the increased cash collections in 2005 attributable to tradeshow timing. Cash provided by operating activities in the first quarter of 2005 was negatively impacted by a decline in net income less non-cash expenses. Cash inflows generated by net income in the first quarter of 2005 less non-cash expenses were used primarily to pay cash interest of $13.5 million, to pay debt principal of $4.9 million and to fund capital purchases of $1.5 million. Cash provided by operating activities in the first quarter of 2004 was negatively impacted by tradeshow timing as cash for events held in the first quarter of 2004 was collected in the fourth quarter of 2003.

        Net cash used in investing activities decreased $11.2 million to a use of $1.5 million in the first quarter of 2005, from $9.7 million provided by investing activities in the first quarter of 2004. This decrease was principally due to the proceeds received in the first quarter of 2004 from the sale of the Art Group for $19.5 million in cash, partially offset by $8.0 million in cash used for the acquisition of IVT in the first quarter of 2004. We consummated no acquisitions in the first quarter of 2005. Our business strategy includes the consummation of strategic acquisitions. In connection with any future acquisitions, we may require additional funding, which may be provided in the form of additional debt or equity financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms or in a manner that complies with the restrictive covenants in our debt instruments. Consistent with our longstanding strategy, we continue to pursue potential acquisitions of complementary businesses.

        We incurred capital expenses of $1.5 million and $1.7 million in the first quarter of 2005 and 2004, respectively. We anticipate that we will spend less than $10.0 million on capital expenditures in 2005, which will be funded by cash flows from operations. The majority of these expenditures are related to expansions and enhancements to our IT and communications infrastructure and management and operating group information systems. We believe that this amount of capital expenditure will be adequate to grow our business according to our business strategy and to maintain the key tradeshows, publications and business that will remain following the sale of the Portfolio Group.

        Cash used in financing activities in the first quarter of 2005 was $4.9 million compared to $9.1 million in the first quarter of 2004. We repaid $4.9 million of our Term Loan B and Second Priority Senior Secured Notes during the first quarter of 2005. During the first quarter of 2004 we repaid $8.0 million on our revolving credit facility and $0.8 million of our Second Priority Senior Secured Notes.

Debt service

        As of March 31, 2005, we had total indebtedness of $609.3 million and $59.1 million of borrowings available under our revolving credit facility. Our principal debt obligations are described below.

        We have entered into a definitive purchase agreement to sell certain of our assets for $185 million, less a $7 million working capital adjustment, and a post-closing distribution to us from our Brazilian subsidiary, subject to regulatory approval. We expect the sale to close by the end of May 2005. We have not yet determined how we will apply the proceeds and cannot assure you that we will apply them in a manner you may deem optimal. Under each of our indentures and the indenture governing our parent company's notes, we are required to either a) reinvest such proceeds in our business or in assets useful to our business within 365 days of the closing of the sale or b) use such proceeds to repay debt. If we do not reinvest the proceeds, we must offer to repurchase the notes, pursuant to their respective terms, issued under the second priority senior secured notes and our parent's senior subordinated notes indentures at 100% plus accrued interest.

        Our credit facility requires us to have a fixed charge coverage ratio as of the end of each fiscal quarter of at least 1.00 to 1. The fixed charge coverage ratio, as defined in the credit facility, generally measures the ratio of our EBITDA (as defined in the credit facility) to the sum of our capital expenditures, cash interest expense, debt principal payments and taxes paid or payable in the preceding four fiscal quarters, subject to certain adjustments, including an adjustment to exclude from the calculation any portion of the ratio components that are attributable to any business or assets disposed of during the four fiscal quarters preceding the measurement date. Assuming the sale of the Portfolio Group closes by June 30, 2005 as currently anticipated, we will be required to exclude any portion of our EBITDA (as defined) related to the Portfolio Group when we calculate our compliance with the fixed charge coverage ratio as of June 30, 2005. As a result, our fixed charge coverage ratio may be below the required level unless we either reinvest the proceeds from the sale in EBITDA (as defined) generating assets or pay down debt prior to June 30, 2005. If we do not comply with this debt coverage ratio, we will need to request a waiver of this financial covenant from our lenders under our credit facility. We can provide no assurance that we will be able to obtain such waiver, which could lead to an event of default under the credit agreement.

        Our principal debt obligations are described below.

Credit facility

        Our credit facility consists of a $60.0 million revolving credit facility and $20.4 million outstanding under the Term Loan B facility. The revolving credit facility will terminate in April 2007 and the Term Loan B matures in October 2008. Borrowings under the credit facility generally bear interest based on a margin over, at our option, the base rate or LIBOR. The applicable margin for revolving credit loans varies based upon our ratio of consolidated debt to EBITDA (as defined) and is currently 3.75% over LIBOR and 2.50% over the base rate. The applicable margin for the Term Loan B varies based upon the rating assigned by S&P and Moody's to our credit facility and is currently 4.50% over LIBOR and 3.25% over the base rate. Our obligations under the credit facility are guaranteed by Advanstar Holdings Corp. ("Advanstar Holdings"), our ultimate parent company, Advanstar, Inc., our direct parent company, and all of our existing and future domestic subsidiaries. Our obligations under the credit facility are collateralized by substantially all of the assets of our company and the subsidiary guarantors, including a pledge of the capital stock of all our existing and future domestic subsidiaries, a pledge of no more than 65% of the voting stock of any foreign subsidiary directly owned by our company or any domestic subsidiary, a pledge of all intercompany indebtedness in favor of our company and our domestic subsidiaries, a pledge of our company's and Advanstar IH, Inc.'s capital stock held by our direct parent company, and a pledge of our direct parent company's capital stock held by Advanstar Holdings. Our credit facility contains restrictive covenants, which require us to, among other things, maintain a minimum fixed charge coverage ratio as described above.

Second priority senior secured notes

        Our $128.1 million of floating rate notes mature in 2008 and our $300 million of fixed rate notes mature in 2010. The notes of each series are guaranteed by each of our existing and future domestic restricted subsidiaries and collateralized by second-priority liens on the assets collateralizing our credit facility (other than certain subsidiary stock and assets of our parent companies). The fixed rate notes bear interest at an annual rate of 10.75% and the floating rate notes bear interest at an annual rate equal to the three-month LIBOR, which is reset quarterly, plus 7.50%. Interest on the fixed rate notes is payable semi-annually in cash and interest on the floating rate notes, along with amortization of 0.25% of the principal of such floating rate notes, is payable quarterly in cash. The notes contain restrictive covenants that, among other things, limit our ability to incur debt, pay dividends and make investments.

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

        For example, the restricted payments covenants in our senior secured notes indenture and our senior subordinated notes indenture, provide that we can pay dividends only if our leverage ratio (as defined) is 6.00 to 1 or better and only from the amount by which our cumulative EBITDA (as defined) since January 1, 2001 exceeds 150% of our cumulative interest expense in that same period. Assuming the sale of the Portfolio Group closes by June 30, 2005 as anticipated, for purposes of computing our leverage ratio, we will be required to exclude any EBITDA (as defined) related to the Portfolio Group and under the senior subordinated notes indenture, and we will not be permitted to net any proceeds from the sale of the Portfolio Group assets against the amount of our outstanding indebtedness. As a result, unless we use the proceeds from the sale of the Portfolio Group to repay indebtedness or invest in a business that generates additional EBITDA (as defined), we do not currently anticipate that our leverage ratio will meet the requirements for us to be permitted to pay dividends.

Contractual and contingent obligations

        Our contractual obligations (excluding accounts payable and accrued expenses), as of March 31, 2005 are as set forth below (in millions):

	Payments Due By Period
	2005(1)	2006	2007	2008	2009	2010	After 2010	Total
Indebtedness	$1.0	$1.3	$1.3	$144.9	$—	$300.0	$160.0	$608.5
Interest on indebtedness(2)	54.1	67.1	67.0	62.7	51.5	53.0	28.8	384.2
Operating lease obligations	5.2	6.3	5.1	4.6	3.0	1.2	0.5	25.9

Total contractual cash obligations	$60.3	$74.7	$73.4	$212.2	$54.5	$354.2	$189.3	$1,018.6

(1)
For the period from April 1, 2005 through December 31, 2005.

(2)
Interest on the second priority floating rate notes, revolving credit facility and Term Loan B is calculated using LIBOR of 2.87%, the rate in effect on March 31, 2005. Because the floating rate notes, revolving credit facility and Term Loan B bear interest at a variable rate, actual payments could differ.

        We have no material capital lease obligations or purchase obligations. Our contingent obligations are primarily composed of $0.9 million of letters of credit and our interest rate and foreign currency derivatives discussed more fully below in Item 3. "Quantitative and Qualitative Disclosure About Market Risk."

Off-balance sheet arrangements

        We have no material off-balance sheet arrangements.

Recently Issued Accounting Standards

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, "Share-Based Payment" which revises SFAS 123 and supersedes APB 25. This statement establishes standards relating to accounting for transactions in which equity instruments are exchanged for goods or services. Under this statement, the Company must measure the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the date of grant. This cost must be recognized over the period during which an employee is required to provide the service (usually the vesting period). We are required to adopt the provisions of this standard effective January 1, 2006. We are currently evaluating the impact of this standard. The adoption of this standard will result in an increase in compensation expense.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to various market risks, which is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. However, we do enter into financial instruments to manage and reduce the impact of changes in interest rates and foreign currency exchange rates.

Interest Rates

        At March 31, 2005, we had fixed rate debt of $460.0 million and variable rate debt of $148.5 million. The annual pre-tax earnings and cash flows impact resulting from a 100 basis point increase in interest rates on variable rate debt, holding other variables constant would be approximately $1.5 million per year.

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

        Our strategy for management of currency risk relies primarily on conducting our operations in a country's respective currency and may, from time to time, involve currency derivatives, primarily forward exchange contracts, to reduce our exposure to currency fluctuations. As of March 31, 2005, we had no open foreign exchange derivative contracts.

ITEM 4.    CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures.    Advanstar's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        Changes in internal controls.    There were no changes during the first fiscal quarter in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 6.    Exhibits

31.1	Certification of principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
31.2	Certification of principal financial officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
32.1	Certification of principal executive officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act
32.2	Certification of principal financial officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANSTAR COMMUNICATIONS INC.
May 16, 2005	/s/ DAVID W. MONTGOMERY David W. Montgomery Vice President-Finance, Secretary and Chief Financial Officer (Principal Financial Officer and Authorized Representative of the Registrant)

Exhibit Index

Exhibit No.	Document
31.1	Certification of principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
31.2	Certification of principal financial officer required by Rule 13a-14(a) or 15d- 14(a) of the Exchange Act
32.1	Certification of principal executive officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act
32.2	Certification of principal financial officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act

QuickLinks

PART I FINANCIAL INFORMATION Avanstar Communications Inc. Condensed Consolidated Balance Sheets (In thousands, except share and per share data)
Advanstar Communications Inc. Condensed Consolidated Statements of Operations (In thousands)
Advanstar Communications Inc. Condensed Consolidated Statements of Cash Flows (In thousands)
Advanstar Communications Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Advanstar Communications Inc. Condensed Consolidated Balance Sheets (Unaudited) At March 31, 2005 (In thousands)
Advanstar Communications Inc. Condensed Consolidating Statements of Operations (Unaudited) For the three months ended March 31, 2005 (In thousands)
Advanstar Communications Inc. Condensed Consolidating Statements of Cash Flows (Unaudited) For the three months ended March 31, 2005 (In thousands)
Advanstar Communications Inc. Condensed Consolidating Balance Sheets At December 31, 2004 (In thousands)
Avanstar Communications Inc. Condensed Consolidating Statements of Operations (Unaudited) For the three months ended March 31, 2004 (In thousands)
Advanstar Communications Inc. Condensed Consolidating Statements of Cash Flows (Unaudited) For the three months ended March 31, 2004 (In thousands)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
  Item 6. Exhibits
SIGNATURES
Exhibit Index