Form 10-K/A
period 2004-12-31
ADVANSTAR COMMUNICATIONS INC
filed 2005-06-28
CIK 1062771

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Registrant's telephone number, including area code: (212)951-6600

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

DOCUMENTS INCORPORATED BY REFERENCE
 None.

EXPLANATORY NOTE

        Advanstar Communications, Inc., (the "Company") is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the "Original Filing"), which was originally filed on March 29, 2005, to amend the Report of Independent Registered Public Accounting Firm in Item 8 and Item 15 of the Original Filing. The amended report complies with Auditing Standard No. 1 of the PCAOB, References in Audit Reports to Standards of the Public Company Accounting Oversight Board (United States). The Original Filing inadvertently omitted the reference to the Public Company Accounting Oversight Board.

        No other changes to the Company's 2004 Form 10-K have been made.

        The undersigned registrant hereby amends the financial statements contained in Item 8 and Item 15 of its Report on Form 10-K for the year ended December 31, 2004 as follows:

1

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of Directors
of Advanstar Communications Inc.

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Advanstar Communications, Inc., a wholly owned subsidiary of Advanstar Inc., and its Subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

ADVANSTAR COMMUNICATIONS INC.
By:	/s/ DAVID W. MONTGOMERY Name: David W. Montgomery Title: Vice President—Finance, Chief Financial Officer

Date: June 28, 2005

Exhibit Index

31.1	Rule 13a-14(a) or 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) or 15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

QuickLinks

EXPLANATORY NOTE
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
SIGNATURES