Form 10-Q
period 2005-09-30
ADVANSTAR COMMUNICATIONS INC
filed 2005-11-14
CIK 1062771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of November 14, 2005, 1,000,000 shares of the registrant’s common stock were outstanding.

PART I	Financial Information

Item 1.	Financial Statements:

Condensed Consolidated Balance Sheets (unaudited) at September 30, 2005 and December 31, 2004.

Condensed Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2005 and 2004

Condensed Consolidated Statements of Operations (unaudited) for the nine months ended September 30, 2005 and 2004

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2005 and 2004

Notes to Condensed Consolidated Financial Statements (unaudited).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

Item 6.	Exhibits

Signatures

PART I FINANCIAL INFORMATION

Advanstar Communications Inc.

Condensed Consolidated Balance Sheets (Unaudited)

 (In thousands, except share and per share data)

	September 30,	December 31,
	2005	2004

ASSETS

Current assets:
Cash and cash equivalents	$37,996	$41,223
Accounts receivable, net of allowance of $798 and $785 at September 30, 2005 and December 31, 2004	24,325	26,699
Prepaid expenses	7,720	6,406
Other	2,633	2,450
Current assets of discontinued operations	—	2,690

Total current assets	72,674	79,468

Due from parent	1,379	—

Property, plant and equipment, net	18,701	18,717

Intangible and other assets:
Goodwill	595,217	586,967
Intangibles and other, net	70,701	91,948

Total intangible and other assets, net	665,918	678,915

Non current assets of discontinued operations and assets held for sale	4,620	135,837
	$763,292	$912,937

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$201	$1,300
Accounts payable	16,655	13,451
Accrued compensation	3,831	7,451
Other accrued expenses	30,094	32,979
Deferred revenue	23,994	39,282
Current liabilities of discontinued operations	—	15,886

Total current liabilities	74,775	110,349

Long-term debt, net of current maturities	461,849	612,919
Deferred income taxes	32,016	18,250
Other long-term liabilities	4,270	4,229
Due to parent	—	2,698
Long-term liabilities of discontinued operations	—	3,627

Commitments and contingencies

Stockholder’s equity:
Common stock, $.01 par value, 3,500,000 shares authorized; 1,000,000 shares issued and outstanding at September 30, 2005 and December 31, 2004	10	10
Capital in excess of par value	447,367	447,367
Accumulated deficit	(265,897)	(292,757)
Accumulated other comprehensive income	8,902	6,245

Total stockholder’s equity	190,382	160,865

	$763,292	$912,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar Communications Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands)

	For the
	Three Months Ended
	September 30,
	2005	2004

Revenue	$85,691	$77,957

Operating expenses:
Cost of production (excluding depreciation)	16,404	14,520
Selling, editorial and circulation (excluding depreciation)	28,582	27,357
General and administrative (excluding depreciation)	8,896	8,930
Restructuring charge	1,041	—
Funding of affiliated dot.com company operations (see Note 9)	—	308
Amortization of intangibles	7,214	8,917
Depreciation	1,713	1,777

Total operating expenses	63,850	61,809

Operating income	21,841	16,148

Other income (expense):
Interest expense, net	(13,635)	(17,362)
Other (expense) income, net	(60)	26

Income (loss) from continuing operations before income taxes	8,146	(1,188)

Provision for income taxes	5,894	2,656
Income (loss) from continuing operations	2,252	(3,844)

Discontinued operations (see Note 3):
Income (loss) from operations of discontinued businesses, net of taxes	2,954	(6,004)

Net income (loss)	$5,206	$(9,848)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar Communications Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands)

	For the
	Nine Months Ended
	September 30,
	2005	2004

Revenue	$232,253	$219,673

Operating expenses:
Cost of production (excluding depreciation)	43,923	39,464
Selling, editorial and circulation (excluding depreciation)	85,665	82,247
General and administrative (excluding depreciation)	31,150	28,005
Restructuring charge	3,056	—
Funding of affiliated dot.com company operations (see Note 9)	—	3,071
Amortization of intangibles	22,510	25,424
Depreciation	5,894	5,727

Total operating expenses	192,198	183,938

Operating income	40,055	35,735

Other income (expense):
Interest expense, net	(48,064)	(52,939)
Loss on extinguishment of debt (see Note 6)	(12,581)	—
Other (expense) income, net	(75)	1,239

Loss from continuing operations before income taxes, and cumulative effect of accounting change	(20,665)	(15,965)

Provision for income taxes	4,009	3,548
Loss from continuing operations before cumulative effect of accounting change	(24,674)	(19,513)

Discontinued operations (see Note 3):
Income (loss) from operations of discontinued businesses, net of taxes	46,916	(2,016)
Income (loss) before cumulative effect of accounting change	22,242	(21,529)

Cumulative effect of accounting change (see Note 9)	4,618	—

Net income (loss)	$26,860	$(21,529)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar Communications Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the
	Nine Months Ended
	September 30,
	2005	2004

Operating activities:
Net income (loss)	$26,860	$(21,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of accounting change	(4,618)	—
Impairment of intangible assets	2,272	—
Impairment of goodwill	—	15,570
Depreciation and amortization	31,356	36,777
Write-off of deferred financing costs	3,517	—
Gain on derivative financial instruments	(77)	(1,300)
Losses of minority interest holders	566	704
Non-cash interest expense	2,282	2,447
Gain on sale of business and other assets	(52,959)	(1,179)
Deferred income taxes	13,766	6,890
Provision for bad debts	739	637
Changes in operating assets and liabilities	(27,708)	(27,204)

Net cash (used in) provided by operating activities	(4,004)	11,813

Investing activities:
Additions to property, plant and equipment	(5,051)	(6,288)
Acquisitions of publications and tradeshow businesses, net of cash acquired	(15,503)	(7,915)
Proceeds from sale of business and other assets	173,842	24,294

Net cash provided by investing activities	153,288	10,091

Financing activities:
Payments on revolving credit loan	—	(14,000)
Proceeds from revolving credit loan	—	6,000
Payments of long-term debt	(152,142)	(2,875)
Deferred financing costs	(129)	(302)
Dividends paid to minority interest holders	(900)	—

Net cash used in financing activities	(153,171)	(11,177)

Effect of exchange rate changes on cash	660	661

Net (decrease) increase in cash and cash equivalents	(3,227)	11,388

Cash and cash equivalents, beginning of period	41,223	29,274

Cash and cash equivalents, end of period	$37,996	$40,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar Communications Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.                          Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Advanstar Communications Inc. (“Communications,” or the “Company”) in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  Management believes that all adjustments, consisting solely of normal recurring items, considered necessary for a fair statement of financial position and results of operations, have been included.  These condensed consolidated financial statements, however, should be read in conjunction with the audited financial statements and the related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 29, 2005 and the amendment to annual report on Form 10-K filed on Form 10-K/A on June 28, 2005.  The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2005.

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

The following table presents unaudited pro forma net income (loss) as if the Company had elected to recognize compensation costs based on the fair value of the options granted as prescribed by SFAS No. 123 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income (loss) —as reported	$5,206	$(9,848)	$26,860	$(21,529)

Less: pro forma stock-based employee compensation	(1,502)	(521)	(4,308)	(1,903)

Net income (loss) —pro forma	$3,704	$(10,369)	$22,552	$(23,432)

Interim income tax expense

The Company determines its quarterly income tax provision based upon an estimated annual effective income tax rate and discrete items as they occur.  In determining the effective income tax rate applicable to interim periods, the Company excludes tax jurisdictions where no tax expense or benefit is expected for the entire year.

Recently issued accounting standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment, which revises SFAS 123 and supersedes APB 25.  This statement establishes standards relating to accounting for transactions in which equity instruments are exchanged for goods or services, such as the granting of employee stock options.  Under this statement, the Company must measure the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award.  This cost must be recognized over the period during which an employee is required to provide the service (usually the vesting period).  The Company is required to adopt the provisions of this standard effective January 1, 2006.  The adoption of this standard will result in an increase in compensation expense in future periods.

3.                          Acquisitions and Divestitures

Acquisitions

On August 19, 2005, the Company purchased Project Global Tradeshow, Inc. (‘‘Project”), a producer of tradeshows serving the premium contemporary sector of the fashion industry, for $9.9 million in cash, subject to a working capital adjustment, which will be completed in the fourth quarter of 2005.  In addition, the Company may pay additional contingent cash consideration to the former shareholders based on the 2007 and 2008 operating results of the acquired assets and their continued employment with the Company.  Certain acquired assets and assumed liabilities are recorded based on preliminary estimates of their respective fair values as of the date of the acquisition. The Company does not believe the final allocation of purchase price will be materially different from preliminary allocations.

On August 23, 2005, the Company purchased two fashion industry tradeshow businesses and related products from Pool Tradeshow (‘‘Pool’’) for $3.0 million in cash, subject to a working capital adjustment, which will be completed in the fourth quarter of 2005.  In addition, the Company may pay additional contingent cash consideration to the former shareholder based on the 2007 and 2008 operating results from the acquired assets and their continued employment with the Company.  Certain acquired assets and assumed liabilities are recorded based on preliminary estimates of their respective fair values as of the date of the acquisition. The Company does not believe the final allocation of purchase price will be materially different from preliminary allocations.

On September 12, 2005, the Company purchased an off-road consumer event business from Petersen Events Corporation (“Off-Road Expo”) for $2.2 million in cash.  In addition, the Company may pay additional contingent cash consideration to the former shareholders based on the 2006 operating revenue from the acquired assets.  Certain acquired assets and assumed liabilities are recorded based on preliminary estimates of their respective fair values as of the date of the acquisition. The Company does not believe the final allocation of purchase price will be materially different from preliminary allocations.

From January 1, 2005 through September 30, 2005, the Company completed two other acquisitions of consumer tradeshow businesses with an aggregate purchase price of $0.5 million in cash.

On March 8, 2004, the Company purchased a portfolio of pharmaceutical industry conferences and magazines from the Institute of Validation Technology, Inc. (‘‘IVT’’) for $7.9 million in cash.  The Company is required to pay additional contingent cash consideration to the former shareholder based on 2004 and 2005 operating results of the acquired assets and their continued employment with the Company.  As of December 31, 2004, the Company had accrued $1.5 million of contingent consideration.  The Company accrued additional contingent consideration of $0.4 million and $1.0 million in the three and nine months ended September 31, 2005, respectively.  These charges were recorded as compensation expense in the condensed consolidated statement of operations in the periods indicated.  In the first quarter of 2005, the Company paid contingent consideration of $0.9 million to the former shareholder.  As of September 31, 2005, the balance of the accrual is $1.6 million and is included in other accrued liabilities in the accompanying consolidated balance sheet.

The pro forma operating results of the acquisitions discussed above are immaterial to the Company’s consolidated results of operations.

Divestitures and assets held for sale

The results and any gains or losses of the following divestitures (collectively, the “Disposed Businesses”) and assets held for sale have been reported in discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004.  Interest expense was not allocated to any of the Company’s discontinued operations.

The assets and liabilities of the following Disposed Businesses and assets held for sale are reported as assets and liabilities of discontinued operations and assets held for sale, where appropriate, in the condensed consolidated balance sheet as of September 30, 2005 and December 31, 2004.

Art Group

On March 12, 2004, the Company completed the sale of its art industry tradeshows and magazines (the “Art Group”) for a total selling price of $19.6 million in cash.  The Company recorded a gain after taxes on the sale of $3.4 million.

Revenue of the Art Group, included in discontinued operations in the condensed consolidated statements of operations, was $8.5 million for the period from January 1, 2004 to March 12, 2004.

Post

On July 2, 2004, the Company completed the sale of its Post business trade publication (“Post”) for $1.0 million in cash.  The Company recorded an after tax loss on the sale of $1.3 million.

Revenue of Post, included in discontinued operations in the condensed consolidated statements of operations, was $0.7 million for the period from January 1, 2004 to July 2, 2004.

SeCA

On August 5, 2004, the Company completed the sale of its 65% ownership in its French joint venture (“SeCA”), for a total selling price of $3.1 million in cash.  In connection with the sale, the Company recorded a goodwill impairment charge of $9.4 million, net of minority interest effect of $5.1 million in the second quarter of 2004.  The impairment charge relates to the Company’s tradeshow reporting segment and was determined based upon the excess of the carrying value of the Company’s interest in SeCA over the selling price, less the costs incurred by the Company to sell SeCA.

SeCA had $2.9 million in revenue, included in discontinued operations in the condensed consolidated statements of operations, for the period from January 1, 2004 to August 5, 2004.

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

Revenue of DMS, included in discontinued operations in the condensed consolidated statements of operations, was $0.1 million for the three and nine months ended September 30, 2004.

Portfolio Group

On May 23, 2005, the Company, its parent company and certain affiliates (Advanstar Expositions Canada Limited and Advanstar.com) completed the sale of virtually all business assets and liabilities associated with its tradeshows and conferences, trade publications and direct marketing products in the following primary industries: Information Technology & Communications, Travel/Hospitality, Beauty, Home Entertainment, Abilities and Portfolio, including the shares of the Company’s Hong Kong subsidiaries.  The shares of the Company’s Brazilian subsidiary were sold to the same buyer in July 2005 after final regulatory approval. Collectively, all of the above properties are referred to as “the Portfolio Group.” The sale price for these assets and shares was $173.8 million in cash, net of expenses.  The Company recorded a gain on the sale of $53.0 million.

Revenue of the Portfolio Group, included in discontinued operations in the condensed consolidated statements of operations, was $49.0 million for the period from January 1, 2005 to May 23, 2005, and $21.9 million and $78.8 million for the three and nine months ended September 30, 2004.

East Coast Fashion

In the second quarter of 2005, the Company discontinued its East Coast Fashion group (“East Coast Fashion”) and recognized an impairment of the related intangibles at net book value of $2.3 million. This charge is reported as a component of discontinued operations for the nine months ended September 30, 2005.

Revenue of the East Coast Fashion group included in discontinued operations in the condensed consolidated statements of operations was $0.9 million and $5.1 million for the nine months ended September 30, 2005 and 2004. East Coast Fashion had no revenue for the three months ended September 30, 2005 and 2004.

Other assets

In the second quarter of 2005, the Company committed to a plan to sell its Cleveland office building and land (“the Cleveland Office”) as a result of the sale of the Portfolio Group. As of September 30, 2005, the Company reported this building and land as assets held for sale and ceased depreciation of these assets, effective second quarter of 2005.

The financial results of the Disposed Businesses included in discontinued operations in the accompanying condensed consolidated statements of operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

(Loss) income before income taxes (including goodwill impairment charge and gain on sale)	$(104)	$(5,293)	$58,635	$(2,004)
Income tax (benefit) provision	(3,058)	450	11,153	4,134
Minority interests	—	(261)	(566)	4,122

Income (loss) from operations of discontinued businesses	$2,954	$(6,004)	$46,916	$(2,016)

The Company allocated goodwill to the Disposed Businesses and included the allocated goodwill in its determined gain or loss on disposal.  Goodwill allocated to the Art Group, Post and the Portfolio Group is based on the relative fair values of the Disposed Business to the entire reporting unit prior to disposal.  SeCA and DMS were never integrated into the Company’s broader reporting units. Thus, the carrying amount of acquired goodwill for those businesses was included in the calculation of any gain or loss on disposal.

Goodwill allocated to the businesses disposed of and used in the calculation of the gain or loss on sale of the Disposed Businesses by reporting segment was as follows (in thousands):

			Direct
	Tradeshows		Marketing
	and	Trade	Products
	Conferences	Publications	and Other	Corporate	Total

Three months ended September 30, 2005	$—	$—	$—	$—	$—

Three months ended September 30, 2004	2,727	900	—	—	3,627

Nine months ended September 30, 2005	62,857	52,873	6,082	—	121,812

Nine months ended September 30, 2004	19,287	4,246	—	—	23,533

The assets held for sale and discontinued operations of the Portfolio Group, East Coast Fashion and the Cleveland Office included in the condensed consolidated balance sheets as of September 30, 2005 and December 31, 2004 are as follows (in thousands):

	September 30, 2005	December 31, 2004
	Assets Held For Sale	Assets Held For Sale	Discontinued Operations	Total

Assets
Accounts receivable	$—	$—	$242	$242
Prepaid expenses and other	—	—	2,448	2,448
Total current assets of discontinued operations and assets held for sale	—	—	2,690	2,690

Property, plant and equipment, net	4,620	4,648	1,174	5,822
Goodwill	—	—	120,789	120,789
Intangibles and other, net	—	—	9,226	9,226
Total non current assets of discontinued operations and assets held for sale	4,620	4,648	131,189	135,837

Liabilities
Accounts payable and other accrued expenses	—	—	2,812	2,812
Deferred revenue	—	—	13,074	13,074
Total current liabilities of discontinued operations and assets held for sale	—	—	15,886	15,886

Other long term liabilities		—	48	48
Minority interests	—	—	3,579	3,579
Total long term liabilities of discontinued operations and assets held for sale	—	—	3,627	3,627

Net assets of discontinued operations and assets held for sale	$4,620	$4,648	$114,366	$119,014

The Portfolio Group, East Coast Fashion and the Cleveland Office assets included in assets held for sale and discontinued operations in the Company’s reportable segments as of September 30, 2005 and December 31, 2004 are as follows (in thousands):

			Direct
	Tradeshows		Marketing
	and	Trade	Products
	Conferences	Publications	and Other	Corporate	Total

Segment assets at September 30, 2005	$—	$—	$—	$4,620	$4,620

Segment assets at December 31, 2004	71,997	54,626	6,082	5,822	138,527

4.                          Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by operating segment are as follows (in thousands):

			Direct
	Tradeshows		Marketing
	and	Trade	Products
	Conferences	Publications	and Other	Total

Balance as of December 31, 2004	$398,582	$163,595	$24,790	$586,967
Goodwill acquired or completion of purchase price allocation	10,377	—	—	10,377
Foreign currency translation	(761)	(1,314)	(52)	(2,127)

Balance as of September 30, 2005	$408,198	$162,281	$24,738	$595,217

Trade exhibitor and advertiser lists are amortized on a double-declining balance method over six years and five years, respectively, subscriber lists and other intangible assets are amortized on a straight-line basis over three to ten years, and trademarks and trade names are amortized on a straight-line basis over twenty years.  These intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2005	2004

Trade exhibitor lists	$133,734	$129,691
Advertiser lists	29,668	46,712
Subscriber lists	6,023	15,238
Trade names and trademarks	19,088	17,982
Other intangible assets	19,974	19,928
Deferred financing costs	18,629	22,258

	227,116	251,809
Accumulated amortization	(156,415)	(159,861)

Total intangible and other assets, net	$70,701	$91,948

Estimated amortization expense of identified intangible and other assets for the remaining three months of 2005 and for the next five years is as follows (in thousands):

2005	$7,296
2006	21,270
2007	8,438
2008	5,309
2009	1,918
2010	1,591

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

The Company had no derivatives in the consolidated balance sheet as of September 30, 2005.

Statement of operations

The following table summarizes the effects of SFAS No. 133 on the Company’s statement of operations related to the ineffective portion of the Company’s interest rate collar agreements and changes in the fair value of foreign exchange contracts not designated as hedging instruments for the three and nine months ended September 30, 2005 and 2004:

	Interest Rate	Foreign
	Collar	Exchange
	Agreements	Contracts	Total

Three months ended September 30, 2005	$26	$—	$26

Three months ended September 30, 2004	—	14	14

Nine months ended September 30, 2005	77	—	77

Nine months ended September 30, 2004	1,294	5	1,299

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

Senior secured notes

The Senior Secured Notes consist of $130.0 million of Second Priority Senior Secured Floating Rate Notes due 2008 (the “floating rate notes”), which require quarterly amortization equal to 0.25% of the principal amount thereof, and $300.0 million of 10.75% Second Priority Senior Secured Notes due 2010 (the “fixed rate notes”). Interest on the floating rate notes is payable at a rate equal to three-month LIBOR, which is reset quarterly, plus 7.5%.

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

In the second quarter of 2005, the Company recognized $12.6 million in expense related to the purchase, including $8.6 million in tender offer premium and consent fees, write-off of $3.5 million in unamortized deferred financing costs, and $0.5 million in legal fees and expenses.

The floating rate notes and fixed rate notes were initially fully and unconditionally guaranteed on a senior basis, jointly and severally, by the Company’s wholly owned domestic subsidiaries and collateralized by second priority liens on substantially all the collateral pledged against borrowings under the Company’s Credit Facility (other than the capital stock of certain of its subsidiaries and assets of its parent companies, including Advanstar).  The covenants under the notes include limitations on certain asset dispositions, liens, debt incurrence, dividends, investments and other restricted payments.

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

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2005	2004

Term loan B, interest at LIBOR plus 4.50%	$—	$25,000
Revolving credit loan, interest at LIBOR plus 3.75%; due April 11, 2007	—	—
Second priority senior secured floating rate notes, interest at LIBOR plus 7.5%; 11.36% at September 30, 2005, due 2008	9,898	128,375
10.75% Second priority senior secured notes, due 2010, plus unamortized premium of $717 and $844 at September 30, 2005 and December 31, 2004, respectively	292,052	300,844
Senior subordinated notes, interest at 12.00%, due 2011	160,000	160,000
Acquisition note payable, due June 2006	100	—

	462,050	614,219
Less current maturities	(201)	(1,300)

	$461,849	$612,919

7.                          Comprehensive Income

The table below presents comprehensive income, defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income (loss)	$5,206	$(9,848)	$26,860	$(21,529)
Change in cumulative translation adjustment	2,657	1,551	2,734	(3)
Change in unrealized losses on derivative financial instruments	(26)	(22)	(77)	170

Comprehensive income (loss)	$7,837	$(8,319)	$29,517	$(21,362)

8.                          Segments

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and has three reportable segments: tradeshows and conferences, trade publications and direct marketing products and other.

The Company evaluates the performance of, and allocates resources to, its segments based on contribution margin – defined as net revenue less cost of production and selling, editorial and circulation costs.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  There are no inter-segment sales or transfers.  Segment assets are primarily intangible assets, prepaid expenses and accounts receivable.  Revenue, contribution margins and segment assets of the Company’s reportable segments are as follows (in thousands):

			Direct
	Tradeshows		Marketing
	and	Trade	Products
	Conferences	Publications	and Other	Corporate	Total
Three months ended September 30, 2005
Revenues	$46,821	$34,307	$4,563	$—	$85,691
Contribution margin (loss)	27,963	10,361	3,059	(678)
Segment assets (at period end)	437,181	226,586	26,631	72,894	763,292

Three months ended September 30, 2004
Revenues	$39,493	$34,786	$3,678	$—	$77,957
Contribution margin (loss)	25,055	9,820	2,162	(957)
Segment assets (at period end)	504,161	302,815	33,513	80,410	920,899

Nine months ended September 30, 2005
Revenues	$111,022	$107,951	$13,280	$—	$232,253
Contribution margin (loss)	64,875	33,282	8,368	(3,860)
Segment assets (at period end)	437,181	226,586	26,631	72,894	763,292

Nine months ended September 30, 2004
Revenues	$97,367	$111,333	$10,973	$—	$219,673
Contribution margin (loss)	59,950	34,989	6,341	(3,318)
Segment assets (at period end)	504,161	302,815	33,513	80,410	920,899

The reconciliation of total segment contribution margin to consolidated income from continuing operations before income taxes and cumulative effect of accounting change is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Total segment contribution margin	$40,705	$36,080	$102,665	$97,962
General and administrative expense	(8,896)	(8,930)	(31,150)	(28,005)
Restructuring charge	(1,041)	—	(3,056)	—
Funding of affiliated dot.com company operations	—	(308)	—	(3,071)
Depreciation and amortization	(8,927)	(10,694)	(28,404)	(31,151)
Other expense (primarily interest)	(13,695)	(17,336)	(60,720)	(51,700)

Income (loss) from continuing operations before income taxes, and cumulative effect of accounting change	$8,146	$(1,188)	$(20,665)	$(15,965)

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

Prior to January 1, 2005, the Company recorded advances and notes issued in support of Advanstar.com operations as an operating expense in the Company’s consolidated statement of operations.  Net advances and notes charged to the Company’s operations during the three and nine months ended September 30, 2004 were $0.3 million and $3.1 million. In May 2004, the Company made a $1.9 million advance to Advanstar.com to fund the settlement of Advanstar.com’s outstanding New York lease obligations. The Company expects to legally merge the operations of Advanstar.com with those of the Company in early 2006. The merger will result in a restatement of prior periods to reflect the effect of Advanstar.com on the Company’s operations.

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

The restricted payments covenants in the Company’s Senior Secured Notes indenture and Senior Subordinated Notes indenture provide that it can pay dividends only if its leverage ratio (as defined) is 6.0 to 1.0 or better and only from a basket equal to the amount by which its cumulative EBITDA (as defined) since January 1, 2001 exceeds 150% of its cumulative interest expense in that same period plus other items including proceeds from equity offerings. As of September 30, 2005 the Company’s leverage ratio under the most restrictive of these indentures was 6.1 to 1.0.  The Company anticipates improvements in its operating results that would improve its ratio prior to the time that the Discount Notes require payment of interest in cash.  The Company’s results are subject to a variety of factors, including general economic conditions and conditions in its markets, and the Company cannot assure you its results will in fact improve to a point to allow it to make distributions in light of these restrictions.  Failure to pay the interest on these notes will be a default under the notes and also result in a default under the Company’s Credit Facility, which could have a material adverse effect on the Company’s financial position, results of operations, and cash flows and/or could impact the Company’s ability to continue to operate without an amendment or restructuring of its Credit Facility and the notes.  Notwithstanding the leverage ratio limitation on restricted payments, the Company can make restricted payments in an aggregate amount of up to $20 million to Advanstar, Inc.

11.                   Restructuring Activity

Related to the sale of the Portfolio Group (see Note 3), in May 2005, the Company ceased use of certain leased office space in New York, NY, Milford, CT, and Santa Ana, CA. In the third quarter of 2005, the Company vacated additional leased office space in Milford, CT and Chicago, IL. These activities resulted in charges to the Company’s operations during the three and nine months ended September 30, 2005. These charges consist of the discounted remaining future minimum lease payments due under non-cancelable leases, net of estimated future sublease income. These lease commitments expire at various dates through 2010.

 In connection with the sale of the Portfolio Group and the reorganization of our healthcare group management team during 2005, the Company notified 122 employees that they would be severed from the Company. The Company took a charge to operations during the three and nine months ended September 30, 2005 for severance and other termination costs.  As of September 30, 2005, 91 employees have been terminated, of which 54 employees were terminated in the quarter ending September 30, 2005. Severance payments will continue into 2006.

Restructuring charges incurred are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Facility exit costs	$442	$—	$1,236	$—
Employee severance and other termination costs	599	—	1,820	—
Restructuring charge	$1,041	$—	$3,056	$—

The summary of the Company’s change in restructuring accruals is as follows (in thousands):

	Facility Exit Costs	Employee Severance	Total
Balance at December 31, 2004	$1,827	$—	$1,827
Restructuring charge	1,236	1,820	3,056
Utilized-cash	(660)	(882)	(1,542)
Utilized-non-cash	—	—	—
Balance at September 31, 2005	$2,403	$938	$3,341

The restructuring accrual balance is $3.3 million and $1.8 million at September 30, 2005, and December 31, 2004 of which $1.9 million and $0.5 million is in other accrued expenses and $1.4 million and $1.3 million is in other long term liabilities at September 30, 2005 and December 31, 2004, respectively, in the accompanying condensed consolidated balance sheet.

12.                   Related-Party Transactions

In May 2005, the Company paid a consulting fee of $1.5 million to CSFB, an affiliate, related to the sale of the Portfolio Group. See Note 3 for a discussion of the sale of the Portfolio Group.

In June 2005, the Company repurchased $7.1 million of its fixed rate notes at par, and $4.6 million of its floating rate notes at a price equal to 107.3% of principal, from CSFB pursuant to Communications’ tender offer.  See Note 6.

13.                   Unaudited Supplemental Guarantor Condensed Consolidating Financial Statements

Basis of presentation

The Company’s Senior Subordinated Notes and Senior Secured Notes are fully and unconditionally guaranteed on a senior subordinated basis and senior basis, respectively, jointly and severally, by the Company’s wholly owned domestic subsidiaries.  The subsidiary guarantors are Men’s Apparel Guild in California, Inc., Applied Business teleCommunications, CME2, Inc. and Project Global Tradeshow, Inc.  The unaudited condensed consolidating financial statements of the guarantors are presented below and should be read in conjunction with the consolidated financial statements of the Company.  Separate financial statements of the guarantors are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees and the Company believes the condensed consolidating financial statements presented are sufficiently meaningful in understanding the financial position and results of the guarantors.  There are no significant restrictions on the ability of the subsidiary guarantors to make distributions to the Company.

Advanstar Communications Inc.

Condensed Consolidating Balance Sheets (Unaudited)

At September 30, 2005

(In thousands)

		Guarantor	Nonguarantor		Consolidated
	Communications	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS

Current assets:
Cash and cash equivalents	$35,001	$459	$2,536	$—	$37,996
Accounts receivable, net	22,166	1,356	803	—	24,325
Prepaid expenses	6,444	319	957	—	7,720
Other	2,592	—	41	—	2,633

Total current assets	66,203	2,134	4,337	—	72,674

Noncurrent assets:
Property, plant and equipment, net	16,148	2,365	188	—	18,701
Deferred tax asset	8,438	292	—	(8,730)	—
Intangible and other assets, net	372,414	270,124	23,380	—	665,918
Investments in subsidiaries	520,393	—	10,969	(531,362)	—
Intercompany receivable	1,379	252,003	(5,538)	(246,465)	1,379
Non-current assets of discontinued operations and assets held for sale	4,620	—	—	—	4,620

	$989,595	$526,918	$33,336	$(786,557)	$763,292

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$201	$—	$—	$—	$201
Accounts payable	7,561	8,225	869	—	16,655
Accrued liabilities	25,371	7,866	688	—	33,925
Deferred revenue	21,670	131	2,193	—	23,994

Total current liabilities	54,803	16,222	3,750	—	74,775

Long-term debt, net of current maturities	461,849	—	—	—	461,849
Deferred income taxes and other long-term liabilities	36,096	8,730	190	(8,730)	36,286
Intercompany payable	246,465	—	—	(246,465)	—

Stockholder’s equity:
Common stock	10	8	452	(460)	10
Capital in excess of par value	447,367	448,112	60,220	(508,332)	447,367
(Accumulated deficit) retained earnings	(265,897)	53,846	(40,152)	(13,694)	(265,897)
Accumulated other comprehensive income	8,902	—	8,876	(8,876)	8,902

Total stockholder’s equity	190,382	501,966	29,396	(531,362)	190,382

	$989,595	$526,918	$33,336	$(786,557)	$763,292

Advanstar Communications Inc.

Condensed Consolidating Statements of Operations (Unaudited)

For the three months ended September 30, 2005

(In thousands)

		Guarantor	Nonguarantor		Consolidated
	Communications	Subsidiaries	Subsidiaries	Eliminations	Total

Revenue	$43,380	$40,950	$1,361	$—	$85,691

Operating expenses:
Cost of production and selling, editorial and circulation	29,321	14,348	1,317	—	44,986
General and administrative	7,836	516	544	—	8,896
Restructuring charge	1,041	—	—	—	1,041
Depreciation and amortization	4,965	3,800	162	—	8,927

Total operating expenses	43,163	18,664	2,023	—	63,850

Operating income (loss)	217	22,286	(662)	—	21,841

Other income (expense):
Interest expense, net	(13,639)	—	4	—	(13,635)
Other income (expense), net	104	(38)	(126)	—	(60)

(Loss) income from continuing operations before income taxes	(13,318)	22,248	(784)	—	8,146

(Benefit) provision for income taxes	(2,702)	8,596	—	—	5,894

Equity in earnings of subsidiaries	12,868	—	—	(12,868)	—

Income (loss) from continuing operations	2,252	13,652	(784)	(12,868)	2,252

Discontinued operations:
Income (loss) from operations of discontinued businesses, net of taxes	2,954	—	(12,358)	12,358	2,954

Net income (loss)	$5,206	$13,652	$(13,142)	$(510)	$5,206

Advanstar Communications Inc.

Condensed Consolidating Statements of Operations (Unaudited)

For the nine months ended September 30, 2005

(In thousands)

		Guarantor	Nonguarantor		Consolidated
	Communications	Subsidiaries	Subsidiaries	Eliminations	Total

Revenue	$150,562	$77,425	$4,266	$—	$232,253

Operating expenses:
Cost of production and selling, editorial and circulation	97,570	28,040	3,978	—	129,588
General and administrative	28,106	1,232	1,812	—	31,150
Restructuring charge	3,056	—	—	—	3,056
Depreciation and amortization	16,857	11,019	528	—	28,404

Total operating expenses	145,589	40,291	6,318	—	192,198

Operating income (loss)	4,973	37,134	(2,052)	—	40,055

Other income (expense):
Interest expense, net	(48,084)	—	20	—	(48,064)
Loss on extinguishment of debt	(12,581)	—	—	—	(12,581)
Other income, net	381	(76)	(380)	—	(75)

(Loss) income from continuing operations before income taxes and cumulative effect of accounting change	(55,311)	37,058	(2,412)	—	(20,665)

(Benefit) provision for income taxes	(10,294)	14,294	9	—	4,009

Equity in earnings of subsidiaries	20,343	—	—	(20,343)	—

(Loss) income from continuing operations before cumulative effect of accounting change	(24,674)	22,764	(2,421)	(20,343)	(24,674)

Discontinued operations:
Income (loss) from operations of discontinued businesses, net of taxes	46,916	—	1,693	(1,693)	46,916

Income (loss) before cumulative effect of accounting change	22,242	22,764	(728)	(22,036)	22,242
.
Cumulative effect of accounting change	4,618	—	—	—	4,618

Net income (loss)	$26,860	$22,764	$(728)	$(22,036)	$26,860

Advanstar Communications Inc.

Condensed Consolidating Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2005

(In thousands)

		Guarantor	Nonguarantor		Consolidated
	Communications	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net income (loss)	$26,860	$22,764	$(728)	$(22,036)	$26,860
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of subsidiaries	(22,036)	—	—	22,036	—
Gain on derivative financial instruments	(77)	—	—	—	(77)
Impairment loss on intangible assets	2,272	—	—	—	2,272
Write-off of deferred financing costs	3,517	—	—	—	3,517
Depreciation and amortization	19,809	11,019	528	—	31,356
Other noncash items	(64,187)	258	23,705	—	(40,224)
Change in working capital items	32,579	(32,011)	(28,276)	—	(27,708)

Net cash (used in) provided by operating activities	(1,263)	2,030	(4,771)	—	(4,004)

Investing activities:
Additions to property, plant and equipment	(3,642)	(1,382)	(27)	—	(5,051)
Acquisitions of publications and tradeshows, net of proceeds	(4,441)	(11,062)	—	—	(15,503)
Proceeds from sale of business and other assets	172,742	—	1,100	—	173,842

Net cash provided by (used in) investing activities	164,659	(12,444)	1,073	—	153,288

Financing activities:
Payments of long-term debt	(152,142)	—	—	—	(152,142)
Deferred financing costs	(129)				(129)
Dividends paid to minority interest holders	(900)	—	—	—	(900)

Net cash used in financing activities	(153,171)	—	—	—	(153,171)

Effect of exchange rate changes on cash	—	—	660	—	660

Net increase (decrease) in cash and cash equivalents	10,225	(10,414)	(3,038)	—	(3,227)

Cash and cash equivalents, beginning of year	33,956	—	7,267	—	41,223

Cash and cash equivalents, end of year	$44,181	$(10,414)	$4,229	$—	$37,996

Advanstar Communications Inc.

Condensed Consolidating Balance Sheets

At December 31, 2004

(In thousands)

		Guarantor	Nonguarantor		Consolidated
	Communications	Subsidiaries	Subsidiaries	Eliminations	Total

Assets
Current assets
Cash and cash equivalents	$33,956	$—	$7,267	$—	$41,223
Accounts receivable, net	25,685	—	1,014	—	26,699
Prepaid expenses	4,859	1,265	282	—	6,406
Other	2,374	—	76	—	2,450
Current assets of discontinued operations	813	—	1,877	—	2,690
Total current assets	67,687	1,265	10,516	—	79,468

Noncurrent assets
Property, plant and equipment, net	16,816	1,624	277	—	18,717
Deferred tax asset	8,438	292	—	(8,730)	—
Intangible and other assets, net	374,357	269,500	35,058	—	678,915
Investments in subsidiaries	514,479	—	10,421	(524,900)	—
Intercompany receivable	—	228,779	(4,274)	(224,505)	—
Non-current assets of discontinued operations and assets held for sale	124,773	—	11,064	—	135,837
	$1,106,550	$501,460	$63,062	$(758,135)	$912,937
Liabilities and Stockholder’s Equity
Current liabilities
Current maturities of long-term debt	$1,300	$—	$—	$—	$1,300
Accounts payable	11,580	699	1,172	—	13,451
Accrued liabilities	32,429	7,275	726	—	40,430
Deferred revenue	23,683	15,554	45	—	39,282
Current liabilities of discontinued operations	10,768	—	5,118	—	15,886
Total current liabilities	79,760	23,528	7,061	—	110,349

Long-term debt, net of current maturities	612,919	—	—	—	612,919
Deferred income taxes and other long-term liabilities	22,224	8,730	255	(8,730)	22,479
Intercompany payable	224,505	—	—	(224,505)	—
Due to parent	2,698	—	—	—	2,698
Long-term liabilities of discontinued operations	3,579	—	48	—	3,627

Stockholder’s equity
Common stock	10	3	959	(962)	10
Capital in excess of par value	447,367	438,117	86,882	(524,999)	447,367
(Accumulated deficit) retained earnings	(292,757)	31,082	(38,286)	7,204	(292,757)
Accumulated other comprehensive income (loss)	6,245	—	6,143	(6,143)	6,245
Total stockholder’s equity	160,865	469,202	55,698	(524,900)	160,865
	$1,106,550	$501,460	$63,062	$(758,135)	$912,937

Advanstar Communications Inc.

Condensed Consolidating Statements of Operations (Unaudited)

For the three months ended September 30, 2004

(In thousands)

		Guarantor	Nonguarantor		Consolidated
	Communications	Subsidiaries	Subsidiaries	Eliminations	Total

Revenue	$41,115	$35,504	$1,338	$—	$77,957

Operating expenses:
Cost of production and selling, editorial and circulation	29,446	11,394	1,037	—	41,877
General and administrative	8,073	390	467	—	8,930
Funding of affiliated company operations	308	—	—	—	308
Depreciation and amortization	7,081	3,439	174	—	10,694

Total operating expenses	44,908	15,223	1,678	—	61,809

Operating (loss) income	(3,793)	20,281	(340)	—	16,148

Other income (expense):
Interest expense, net	(17,364)	—	2	—	(17,362)
Other income (expense), net	1,134	—	(1,108)	—	26

(Loss) from continuing operations before income taxes	(20,023)	20,281	(1,446)	—	(1,188)

(Benefit) provision for income taxes	(4,786)	7,434	8	—	2,656

Equity in earnings of subsidiaries	11,393	—	—	(11,393)	—

Net (loss) income from continuing operations	(3,844)	12,847	(1,454)	(11,393)	(3,844)

Discontinued operations:
(Loss) income from operations of discontinued businesses	(6,004)	—	(5,843)	5,843	(6,004)

Net (loss) income	$(9,848)	$12,847	$(7,297)	$(5,550)	$(9,848)

Advanstar Communications Inc.

Condensed Consolidating Statements of Operations (Unaudited)

For the nine months ended September 30, 2004

(In thousands)

		Guarantor	Nonguarantor		Consolidated
	Communications	Subsidiaries	Subsidiaries	Eliminations	Total

Revenue	$147,120	$68,277	$4,276	$—	$219,673

Operating expenses:
Cost of production and selling, editorial and circulation	94,436	23,811	3,464	—	121,711
General and administrative	25,379	1,180	1,446	—	28,005
Funding of affiliated company operations	3,071	—	—	—	3,071
Depreciation and amortization	20,203	10,377	571	—	31,151

Total operating expenses	143,089	35,368	5,481	—	183,938

Operating income (loss)	4,031	32,909	(1,205)	—	35,735

Other income (expense):
Interest expense, net	(52,930)	—	(9)	—	(52,939)
Other income (expense), net	1,615	—	(376)	—	1,239

(Loss) income from continuing operations before income taxes	(47,284)	32,909	(1,590)	—	(15,965)

(Benefit) provision for income taxes	(8,635)	12,182	1	—	3,548

Equity in earnings of subsidiaries	19,136	—	—	(19,136)	—

Net (loss) income from continuing operations	(19,513)	20,727	(1,591)	(19,136)	(19,513)

Discontinued operations:
(Loss) income from operations of discontinued businesses	(2,016)	—	(13,969)	13,969	(2,016)

Net (loss) income	$(21,529)	$20,727	$(15,560)	$(5,167)	$(21,529)

Advanstar Communications Inc.

Condensed Consolidating Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2004

(In thousands)

		Guarantor	Nonguarantor		Consolidated
	Communications	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net (loss) income	$(21,529)	$20,727	$(15,560)	$(5,167)	$(21,529)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of subsidiaries	(5,167)	—	—	5,167	—
Gain on derivative financial instruments	(1,300)	—	—	—	(1,300)
Impairment of goodwill	—	—	15,570	—	15,570
Depreciation and amortization	25,180	10,377	1,220	—	36,777
Other noncash items	9,304	147	48	—	9,499
Change in working capital items	7,837	(30,563)	(4,478)	—	(27,204)
Net cash provided by (used in) operating activities	14,325	688	(3,200)	—	11,813

Investing activities:
Additions to property, plant and equipment	(5,406)	(688)	(194)	—	(6,288)
Acquisitions of publications and tradeshows, net of proceeds	(7,915)	—	—	—	(7,915)
Proceeds from sale of business and other assets	20,539	—	3,755	—	24,294
Net cash provided by (used in) investing activities	7,218	(688)	3,561	—	10,091

Financing activities:
Borrowings of long-term debt, net	(10,875)	—	—	—	(10,875)
Deferred financing costs	(302)	—	—	—	(302)
Dividends paid to minority interest holders	—	—	—	—	—

Net cash used in financing activities	(11,177)	—	—	—	(11,177)

Effect of exchange rate changes on cash	—	—	661	—	661

Net increase in cash and cash equivalents	10,366	—	1,022	—	11,388

Cash and cash equivalents, beginning of year	21,568	—	7,706	—	29,274

Cash and cash equivalents, end of year	$31,934	$—	$8,728	$—	$40,662

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

Shows and conferences accounted for approximately 48% and 44% of total revenue for the nine months ended September 30, 2005 and 2004.  Trade publications accounted for approximately 46% and 51% of total revenue for the nine months ended September 30, 2005 and 2004, respectively, while direct marketing products and other accounted for approximately 6% and 5% of total revenue for the nine months ended September 30, 2005 and 2004, respectively.  Our revenue reaches its highest levels during the first and third quarters of the year due to the timing of the MAGIC tradeshows and our other large tradeshows and conferences.  Because tradeshow and conference revenue is recognized when a particular event is held, we may experience fluctuations in quarterly revenue based on the movement of tradeshow dates from one quarter to another.

Recent Developments

On May 23, 2005, we, our parent company and certain affiliates (Advanstar Expositions Canada Limited and Advanstar.com) completed the sale of business assets and liabilities associated with our tradeshows and conferences, trade publications and direct marketing products in our: Information Technology & Communications, Travel/Hospitality, Beauty, Home Entertainment, Abilities and Portfolio groups, including the shares of our Hong Kong subsidiaries (the “Sold Portfolio Group”).  The shares of our Brazilian subsidiary were sold in July 2005 after receipt of final regulatory approval. Collectively, the Sold Portfolio Group and Brazilian subsidiary are referred to as the “Portfolio Group.” The sale price for these assets and shares was $173.8 million in cash, net of expenses.  We recorded a gain on the sale of $53.0 million.

Revenue of the Portfolio Group, included in discontinued operations, were $49.0 million for the period from January 1, 2005 through May 23, 2005, and $21.9 million and $78.8 million for the three and nine months ended September 30, 2004.

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

Under our indentures, any net proceeds from the sale of the Portfolio Group not used to reinvest in the business or to purchase second lien notes within one year after closing of the sale will be required to be used to offer to repurchase the subordinated notes and then the discount notes.  After application of the net proceeds of the sale of the Portfolio Group to repay the Credit Facility borrowings and finance the tender offers, we had net proceeds of approximately $13.4 million remaining, all of which was used in the third quarter of 2005 for acquisitions.

Trends and Developments

Our first nine months of 2005 results were impacted by the sale of the Portfolio Group to Questex Media Group in the second quarter and related $3.1 million restructuring charge, $12.6 million in costs related to the repayment of a portion of our debt, new product launches, investments in our Life Sciences and Powersports operating groups, the impact of our restructuring on current sales in our healthcare special projects group, and a favorable impact of a $4.6 million cumulative effect of accounting change related to the consolidation of Advanstar.com operating results into our results.

Net income in the first nine months of 2005 includes the results for approximately five months of the groups sold to Questex Media Group in May 2005, a $53.0 million gain on the sale of these assets and a $2.3 million intangible asset impairment charge related to the closing of our East Coast Fashion events. All of these are reported as discontinued operations.

The sale of the Portfolio Group allows us to concentrate our resources on three markets in which we have our strongest product and market positions, which are the fashion and licensing, life sciences, and the motorcycle and automotive aftermarket markets.  In the first nine months of 2005, we invested in these core markets through existing product development, launching of new events and conferences and development of continuing education capabilities in our healthcare, dental and veterinary markets.

Our tradeshows and conferences continued to perform well in 2005.  Revenue in the first nine months of 2005 from our three largest events, MAGIC, Dealer Expo and Licensing International, increased $8.0 million, or 9.6%, compared to the first nine months of 2004.  We also launched the Off-Road Impact tradeshow and conference, complementing our 2004 launches of Dirt Sports and Off-Road Business magazines, 15 new IVT and pharmaceutical conferences, a dental conference — Digital Radiography Congress, and a licensing conference.

The decline in revenue in our publishing segment in the first nine months of 2005 is the result of a decline in sales in our healthcare custom projects as we restructured our operations, and a contraction in advertising and subscriptions in our nursing publications.

We have identified new opportunities and initiatives that we will be pursuing through the balance of 2005 and into 2006, including opportunities to expand customer relationships and our market position in our MAGIC events and the development of a stand alone continuing medical education business and other diversified customer offerings in our healthcare sector.  We also anticipate our fourth quarter launch of our Arenacross Championship Motorcycle Racing series in conjunction with our existing International Motorcycle Show series.

Presentation of Financial Information

Acquisitions and divestitures

On September 12, 2005, we purchased an off-road consumer event business from Petersen Events Corporation (“Off-Road Expo”) for $2.2 million in cash.  In addition, we may pay additional contingent cash consideration to the former shareholders based on the 2006 operating revenue from the acquired assets.  Certain acquired assets and assumed liabilities are recorded based on preliminary estimates of their respective fair values as of the date of the acquisition. We do not believe the final allocation of purchase price will be materially different from preliminary allocations.

On August 23, 2005, we purchased two fashion industry tradeshow businesses and related products from Pool Tradeshow (‘‘Pool’’) for $3.0 million in cash, subject to a working capital adjustment, which will be completed in the fourth quarter of 2005.  In addition, we may pay additional contingent cash consideration to the former shareholder based on the 2007 and 2008 operating results from the acquired assets and their continued employment with us.  Certain acquired assets and assumed liabilities are recorded based on preliminary estimates of their respective fair values as of the date of the acquisition. We do not believe the final allocation of purchase price will be materially different from preliminary allocations.

On August 19, 2005, we purchased Project Global Tradeshow, Inc. (‘‘Project”), a producer of tradeshows for the premium contemporary sector of the fashion industry, for $9.9 million in cash, subject to a working capital adjustment, which will be completed in the fourth quarter of 2005.  In addition, we may pay additional contingent cash consideration to the former shareholders based on the 2007 and 2008 operating results of the acquired assets and their continued employment with us.  Certain acquired assets and assumed liabilities are recorded based on preliminary estimates of their respective fair values as of the date of the acquisition. We do not believe the final allocation of purchase price will be materially different from preliminary allocations.

From January 1, 2005 through September 30, 2005, we completed two other acquisitions of consumer shows with an aggregate purchase price of $0.5 million in cash.

On March 8, 2004, we purchased a portfolio of pharmaceutical industry specific magazines and conferences from the Institute of Validation Technology, Inc. (“IVT”) for $7.9 million in cash.  In addition, we may pay additional contingent cash consideration to the prior owners based upon 2004 and 2005 operating results generated from the acquired assets and their continued employment with us.  Operating results for the three and nine months ended September 30, 2005 include $0.4 million and $1.0 million in compensation expense, respectively, to reflect the accrual of the 2005 component of the expected contingent payment.

We have accounted for these acquisitions under the purchase method of accounting.  Accordingly, our results of operations include the effect of the acquisition from the date of purchase.

In May 2005, we sold our Portfolio Group.  See “—Recent Developments” for additional information regarding this sale.

In the second quarter of 2005, we closed the last remaining East Coast Fashion event (the “East Coast Fashion Group”) as part of our ongoing strategy and evaluation of our product portfolio.  Revenue of the East Coast Fashion Group included in discontinued operations was $0.9 million and $5.2 million for the first nine months of 2005 and 2004. East Coast Fashion Group had no revenue in the third quarter of 2005 and 2004.  We recorded a $2.3 million impairment charge for the remaining intangible assets of this business in the second quarter of 2005.

In the third quarter of 2004, we sold our German tradeshow business (“DMS”) for $1.7 million in cash.  As a result of the sale of DMS we recorded a goodwill impairment charge of $6.2 million.  Total DMS revenue in the three and nine months ended September 30, 2004 were not material.

                        In the third quarter of 2004, we sold our 65% ownership in our French joint venture (“SeCA”), which consisted of one tradeshow, for $3.1 million in cash.  In conjunction with our sale of SeCA we recorded a goodwill impairment charge of $9.4 million, net of minority interest.  SeCA had $2.9 million in revenue, included in discontinued operations for the nine months ended September 30, 2004.  SeCA had no revenue in the third quarter of 2004.

In the third quarter of 2004, we sold our Post business trade publication (“Post”) for $1.0 million in cash. We recorded a loss after taxes on the sale of $1.3 million.  Revenue in the first nine months of 2004 was $0.7 million.  Post had no revenue in the third quarter of 2004.

In the first quarter of 2004, we sold our art industry tradeshows and magazines for a total sales price of $19.6 million in cash (“Art Group”).  Total revenue for the Art Group in the nine months ended September 30, 2004, included in discontinued operations, was $8.5 million.  We recorded a gain after taxes on the sale of $3.4 million.

The financial results of the businesses included in discontinued operations in the accompanying condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

(Loss) income before income taxes (including goodwill impairment charge and gain sale)	$(104)	$(5,293)	$58,635	$(2,004)
Income tax(benefit) provision	(3,058)	450	11,153	4,134
Minority interests	—	(261)	(566)	4,122

Income (loss) from operations of discontinued business	$2,954	$(6,004)	$46,916	$(2,016)

Selected Financial Data

The following table sets forth selected statements of operations and other financial data.

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Income Statement Data:
Revenue
Tradeshows and conferences	$46,821	$39,493	$111,022	$97,367
Publications	34,307	34,786	107,951	111,333
Direct marketing products and other	4,563	3,678	13,280	10,973

Total revenue	85,691	77,957	232,253	219,673

Cost of production and selling
Tradeshows and conferences	18,858	14,438	46,147	37,417
Publications	23,946	24,966	74,669	76,344
Direct marketing products and other	2,182	2,473	8,772	7,950

Total cost of production and selling	44,986	41,877	129,588	121,711

General and administrative expenses	8,896	8,930	31,150	28,005
Restructuring charge	1,041	—	3,056	—
Funding of affiliated dot.com company operations	—	308	—	3,071
Depreciation and amortization	8,927	10,694	28,404	31,151

Operating income	21,841	16,148	40,055	35,735
Other income (expense):
Interest expense	(13,635)	(17,362)	(48,064)	(52,939)
Loss on extinguishment of debt	—	—	(12,581)	—
Other (expense) income, net	(60)	26	(75)	1,239

Income (loss) from continuing operations before income taxes, and cumulative effect of accounting change	8,146	(1,188)	(20,665)	(15,965)
Provision for income taxes	5,894	2,656	4,009	3,548

Income (loss) from continuing operations before cumulative effect of accounting change	2,252	(3,844)	(24,674)	(19,513)

Income (loss) from operations of discontinued businesses, net of taxes	2,954	(6,004)	46,916	(2,016)

Income (loss) before cumulative effect of accounting change	5,206	(9,848)	22,242	(21,529)

Cumulative effect of accounting change	—	—	4,618	—

Net income (loss)	$5,206	$(9,848)	$26,860	$(21,529)

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

Revenue

Revenue in the third quarter of 2005 increased 9.9% to $85.7 million from $78.0 million in the third quarter of 2004.

Revenue from tradeshows and conferences increased 18.6%, or $7.3 million, to $46.8 million from $39.5 million in the third quarter of 2004. Our fall 2005 MAGIC event increased revenue over third quarter 2004 by $3.1 million or 8.6% with exhibit space reaching 946,000 square feet and increased yield by 3.5%. The acquisitions of Pool and Project, which expanded our presence in the contemporary and boutique fashion markets, contributed $3.3 million of revenue in third quarter of 2005. The third quarter launch of four new conferences, including three IVT and pharmaceutical conferences and a licensing conference, contributed a combined $0.7 million in revenue growth in third quarter 2005.

Revenue from publications in the third quarter of 2005 declined 1.4%, or $0.5 million, to $34.3 million from $34.8 million in the third quarter of 2004.  Revenue from Life Sciences custom projects declined $1.2 million in the quarter due to the continued impact from the restructuring of the Life Sciences operating group and its effect on the 2005 sales cycle. Additionally, primary healthcare and pharmaceutical publications’ revenue declined $0.6 million and $0.4 million respectively in the third quarter.  Our flagship primary care publication, Medical Economics, increased revenue in the quarter by 9.4%.  In specialty care, while softer revenues were generated from our nursing publications, revenue from our other six specialty titles increased revenue 13.5% over the third quarter of last year.  Revenue from the dental and veterinary publications increased $0.3 million or 6.6% and $0.2 million or 6.7% respectively over the third quarter in 2004.  New publication launches, including those in Powersports/Automotive with Dirt Sports and Off-Road Business and in Life Sciences with Locum Life, Firstline, Ophthalmology Times Europe and Contract Services Europe, generated $1.1 million in revenue in the third quarter 2005.

In the third quarter of 2005, revenue from the direct marketing products and other segment increased 24.1%, or $0.9 million, to $4.6 million from $3.7 million in the third quarter of 2004.  This increase is primarily due to the adoption of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” which required us to consolidate the results of our affiliate, Advanstar.com.

Cost of production and selling

Cost of production and selling expenses in the third quarter of 2005 increased 7.4% to $45.0 million from $41.9 million in the third quarter of 2004.

Expenses of tradeshows and conferences in the third quarter of 2005 increased 30.6%, or $4.4 million, to $18.9 million from $14.4 million in the third quarter of 2004.  The increase is primarily due to increased investment in our fall 2005 MAGIC event, the Pool and Project acquisitions, growth in our Licensing International event, and staffing and other direct costs to support: 1) our first quarter launch of the Off-Road Impact tradeshow, 2) our newly launched Life Sciences conferences and 3) our Arenacross championship series to be launched in fourth quarter 2005.

Expenses of trade publications in the third quarter of 2005 declined 4.1%, or $1.0 million, to $23.9 million from $25.0 million in the third quarter of 2004.  The decline is primarily due to the decline in healthcare custom projects and primary care markets as discussed above, partially offset by an increase in paper costs of $0.3 million, and $0.5 million of costs associated with the launch of Dirt Sports and Off-Road Business as discussed above.

Expenses of direct marketing products and other declined 11.8% to $2.2 million in the third quarter of 2005 from $2.5 million in the third quarter of 2004. The decrease was driven by cost savings efforts in our operating support departments. This decrease was partially offset by approximately $0.2 million of increased costs due to the consolidation of the results of Advanstar.com upon the adoption of FASB Interpretation No. 46R, as discussed above.

General and administrative expenses

General and administrative costs decreased 0.4%, to $8.9 million in the third quarter of 2005, primarily due to $0.7 million of savings associated with the restructuring of our leased office space (as discussed below), partially offset by $0.4 million of contingent employee compensation related to the IVT acquisition earn-out and increased costs due to the consolidation of the results of Advanstar.com upon the adoption of FASB Interpretation No. 46R, as discussed above.

Restructuring charge

Related to the sale of the Portfolio Group (see –”Recent Developments”), in May 2005, we ceased use of certain leased office space in New York, NY, Milford, CT, and Santa Ana, CA. In the third quarter of 2005, we also vacated additional leased office space in Milford, CT and Chicago, IL. These activities resulted in charges to our operations during the three and nine months ended September 30, 2005. These charges consist of the discounted future minimum lease payments, net of estimated future sublease income. These lease commitments expire at various dates through 2010.

 In connection with the sale of the Portfolio Group and the reorganization of our healthcare group management team during 2005, we notified 122 employees that they would be severed from the Company. We took a charge to operations during the three and nine months ended September 30, 2005 for severance and other termination costs.  As of September 30, 2005, 91 employees have been terminated, of which 54 employees were terminated in the quarter ending September 30, 2005. Severance payments will continue into 2006.

Pre-tax restructuring charges incurred are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Facility exit costs	$442	$—	$1,236	$—
Employee severance and other termination costs	599	—	1,820	—
Restructuring charge	$1,041	$—	$3,056	$—

We expect an additional $1.2 million charge to be taken in the next six months as we vacate additional office space and terminate employees pursuant to our restructuring plan.

Funding of affiliated dot.com company operations

As described above, on January 1, 2005 we began consolidating the operations of Advanstar.com with our operations upon adoption of FASB Interpretation No. 46R and therefore we are no longer recording a separate operating expense related to our funding of Advanstar.com.  Expense associated with our funding of Advanstar.com in the third quarter of 2004 was $0.3 million.

Interest expense

Interest expense in the third quarter of 2005 declined $3.7 million, or 21.5%, to $13.6 million from $17.4 million in the third quarter of 2004 primarily due to the repayment of $20.4 million of our term loans, $8.7 million of our fixed rate notes, and $117.8 million of our floating rate notes in the second quarter of 2005 with the proceeds from the sale of the Portfolio Group.

In June 2005, we repurchased $8.7 million of our fixed rate notes pursuant to an offer to purchase at an offer price of 100% of principal amount tendered, plus accrued and unpaid interest to the date of settlement.  We also repurchased $117.8 million of our floating rate notes pursuant to a cash tender offer for $1,043 plus a consent payment of $30 per $1,000 principal amount tendered, plus accrued and unpaid interest to the date of settlement.  See “–Recent Developments” for further information.

At September 30, 2005, $452.2 million, or 98%, of our total debt is at a fixed rate with the balance subject to interest rate fluctuations.

Provision (benefit) for income taxes

The provision for income taxes before discontinued operations was a provision of $5.9 million in the third quarter of 2005 compared to a provision of $2.7 million in the third quarter of 2004.  The provision for the third quarter of 2005 and 2004 includes a tax provision representing the elimination of a portion of the second quarter tax benefit provided by losses from continuing operations to the extent that such losses offset the income from discontinued operations.  The tax provision is offset by a tax benefit included in discontinued operations.  Additionally, a deferred tax provision related to the basis of goodwill for tax purposes being less than the carrying value of goodwill for financial reporting purposes was recorded.  We recorded no income tax benefit related to the net operating losses we generated during 2005 or 2004 because we have established a valuation allowance to offset any related tax benefits due to uncertainty about realization of these benefits.

Discontinued operations

In the third quarter of 2004, we sold Post, SeCA and DMS for an aggregate of $5.8 million in cash. The total loss on sale the of these businesses was $1.3 million, after tax effect. The aggregate goodwill impairment charge recorded in the third quarter of 2004 relating to these assets was $6.2 million.

See further information regarding discontinued operations in “–Presentation of Financial Information–Acquisitions and Divestitures.”

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

Revenue

Revenue in the first nine months of 2005 increased 5.7% to $232.3 million from $219.7 million in the first nine months of 2004.

Revenue from tradeshows and conferences increased 14.0%, or $13.7 million, to $111.0 million from $97.4 million in the first nine months of 2004.  Revenue from our three largest events, MAGIC, Dealer Expo, and Licensing International, increased $8.0 million, or 9.6%, compared to the first nine months of 2004.  The exhibit space at the MAGIC spring and fall 2005 events grew by a combined 2.3% over 2004 to 1,833,300 square feet, Licensing International increased 6.7% to 194,400 square feet and Dealer Expo increased 1.7% to 328,300 square feet.  Yield increased 4.8% for MAGIC spring and fall 2005 events, 4.2% for Licensing International and 5.2% for Dealer Expo contributing to an increase in revenue over the first nine months of 2004.  The acquisitions of Pool and Project, which expand our presence in the contemporary and boutique fashion markets, contributed $3.3 million of revenue from the events held in Las Vegas in August 2005 in coordination with the August 2005 MAGIC tradeshow. We also launched the Off-Road Impact tradeshow and conference complementing our 2004 launches of Dirt Sports and Off-Road Business magazines, 15 new IVT and pharmaceutical conferences, a dental conference — Digital Radiography Congress and a licensing conference.  These launches generated revenue of $3.6 million in the first nine months of 2005.  The increased revenue generated from these tradeshows and conferences was partially offset by holding one less IMS motorcycle event in the first nine months of 2005 as compared to the first nine months of 2004.

Revenue from publications in the first nine months of 2005 declined 3.0%, or $3.4 million, to $108.0 million from $111.3 million in the first nine months of 2004.  Revenue from healthcare custom projects declined $4.2 million in the first nine months of 2005, attributable in part to the restructuring of the Life Sciences operating group and its effect on the 2005 sales cycle. In specialty care, revenue from the nursing publications declined $1.6 million or 20.7% as nursing advertising and subscriptions continue to contract.  The other six publications in specialty care increased revenue 5.8% over the first nine months of 2004.  Primary healthcare publication revenue declined 4.0% in the first nine months of the year.  Revenue from dental publications increased 9.7% and automotive publications increased revenue 12.1% over the same period last year.  New publication launches, including those in Powersports/Automotive with Dirt Sports and Off-Road Business and in Life Sciences with Locum Life, Firstline, Ophthalmology Times Europe and Contract Services Europe, generated $1.8 million in revenue in the first nine months of 2005.

In the first nine months of 2005, revenue from our direct marketing products and other segment increased 21.0%, or $2.3 million, to $13.3 million from $11.0 million in the first nine months of 2004.  This increase is primarily due to the adoption of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” which required us to consolidate the results of our affiliate, Advanstar.com, effective January 1, 2005.

Cost of production and selling

Cost of production and selling expenses in the first nine months of 2005 increased 6.5% to $129.6 million from $121.7 million in the first nine months of 2004.

Expenses of tradeshows and conferences in the first nine months of 2005 increased 23.3%, or $8.7 million, to $46.1 million from $37.4 million in the first nine months of 2004.  Staffing and other direct costs to support our first quarter launch of the Off-Road Impact tradeshow and conference, our newly launched IVT and dental conferences, and our Arenacross championship series to be launched in fourth quarter 2005 contributed approximately $3.3 million to this increase.  We also incurred an additional $3.0 million of expenses to support the growth in our MAGIC and Licensing International events. The acquisitions of Pool and Project, along with continued investment in our IMS series also contributed to the increase in 2005 over 2004.

Expenses of trade publications in the first nine months of 2005 declined 2.2%, or $1.7 million, to $74.7 million from $76.3 million in the first nine months of 2004.  The decline is primarily due to the decline in healthcare custom projects and primary care markets as discussed above, partially offset by an increase in paper costs of $0.7 million and $1.6 million of costs associated with the launch investments in Dirt Sports and Off-Road Business as discussed above.

Expenses of direct marketing products and other in the first nine months of 2005 increased 10.3%, or $0.8 million, to $8.8 million from $8.0 million in the first nine months of 2004.  Results in the first nine months of 2005 include approximately $0.7 million of increased costs due to the consolidation of the results of Advanstar.com upon the adoption of FASB Interpretation No. 46R, as discussed above.  We also incurred additional staffing and consulting costs related to a realignment of our healthcare project business and the launches of publications and tradeshows serving the Powersports/Automotive markets, which was offset by cost savings efforts in our operating and support departments.

General and administrative expenses

General and administrative costs increased 11.2%, or $3.1 million, to $31.2 million in the first nine months of 2005 from $28.0 million in the first nine months of 2004 due primarily to $0.9 million of additional investments in our group management team and staff, primarily related to our Life Sciences group, $0.6 million of costs related to strategic consulting and marketing initiatives, $1.0 million of contingent employee compensation related to the IVT acquisition earn-out, an increase of $0.2 million for audit, tax, legal and Sarbanes-Oxley consulting services and increased costs due to the consolidation of the results of Advanstar.com upon the adoption of FASB Interpretation No. 46R, as discussed above, offset by savings associated with our restructuring activities.

Restructuring charge

See information regarding restructuring activities in “–Results of Operations-Three Months Ended September 30, 2005 compared to the three months ended September 30, 2004-Restructuring charge.”

Funding of affiliated dot.com company operations

As described above, on January 1, 2005 we began consolidating the operations of Advanstar.com with our operations upon adoption of FASB Interpretation No. 46R and therefore we are no longer recording a separate operating expense related to our funding of Advanstar.com.  Expense associated with our funding of Advanstar.com in the first nine months of 2004 was $3.1 million.

Interest expense

Interest expense in the first nine months of 2005 declined $4.9 million, or 9.2%, to $48.1 million from $52.9 million in the first nine months of 2004 primarily due to the repayment of $20.4 million of our term loans, $8.7 million of our fixed rate notes, and $117.8 million of our floating rate notes in the second quarter of 2005 with the proceeds from the sale of the Portfolio Group. The reduction was also impacted by a reduction in cash payments on our interest rate collar agreement in the first quarter of 2004. We made payments of $0.9 million on this agreement, which expired in February 2004.  We currently have no plans to hedge our remaining floating rate debt.

In June 2005, we repurchased $8.7 million of our fixed rate notes pursuant to an offer to purchase at an offer price of 100% of principal amount tendered, plus accrued and unpaid interest to the date of settlement.  We also repurchased $117.8 million of our floating rate notes pursuant to a cash tender offer for $1,043 per $1,000 principal amount tendered, plus a consent payment of $30 per $1,000 principal amount tendered, plus accrued and unpaid interest to the date of settlement.  Our interest expense will be lower in future periods as a result of these activities.  See “—Recent Developments” for further information.

We incurred $12.6 million in costs related to the repurchase.  These costs include $8.6 million in tender offer premium and consent fees, $3.5 million in unamortized deferred financing costs, and $0.5 million in legal fees and expenses.

At September 30, 2005, $452.2 million, or 98%, of our total debt is at a fixed rate with the balance subject to interest rate fluctuations.

Other income (expense), net

Other income in the first nine months of 2004 includes a gain of $1.3 million related to our interest rate protection agreements, which expired in February 2004.

Provision (benefit) for income taxes

The provision for income taxes was $4.0 million in the first nine months of 2005 compared to a provision of $3.5 million in the first nine months of 2004.  The provision for the first nine months of 2005 includes a tax benefit representing the tax benefit provided by losses from continuing operations to the extent that such losses offset the income from discontinued operations. This tax benefit is offset by a tax provision included in discontinued operations.  This benefit was partially offset by a deferred tax provision related to the basis of goodwill for tax purposes being less than the carrying value of goodwill for financial reporting purposes.  We recorded no income tax benefit related to the net operating losses we generated during 2005 or 2004 because we have established a valuation allowance to offset any related tax benefits due to uncertainty about realization of these benefits.

Discontinued operations

In the second quarter of 2005, the last remaining East Coast Fashion event was closed and a $2.3 million impairment charge for the remaining carrying value of the intangible assets of this business was recorded.

In May and July 2005, Advanstar sold certain businesses to Questex for net cash of $173.8 million.  A gain of $53.0 million on the sale of these assets was recorded in the second quarter of 2005.

Properties sold in 2004 included Art, Post, SeCA, and DMS for an aggregate of $24.3 million in cash. Total gain on sale of these businesses was $2.1 million, after tax effect. The aggregate goodwill impairment charge recorded in 2004 relating to these assets was $15.6 million.

See further information regarding discontinued operations in “—Presentation of Financial Information—Acquisitions and Divestitures.”

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

As of September 30, 2005, we had cash and cash equivalents of $38.0 million.  The following table shows our cash flow activity for the first nine months of 2005 and 2004, and should be read in conjunction with the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended
	September 30,
	2005	2004

Net cash (used in) provided by operating activities	$(4,004)	$11,813
Net cash provided by investing activities	153,288	10,091
Net cash used in financing activities	(153,171)	(11,177)
Effect of exchange rate changes on cash	660	661
Net (decrease) increase in cash and cash equivalents	$(3,227)	$11,388

The $15.8 million increase in cash used in operating activities in the first nine months of 2005 as compared to the first nine months of 2004 was due primarily to $9.1 million of cash fees and expenses related to our repurchase of a portion of our outstanding debt in June 2005 and a decline in customer advances received in 2005 compared to 2004, due to a delay in when these advances are received.   Cash provided by operating activities in the first nine months of 2005 was negatively impacted by a decline in net income less non-cash expenses.  We paid cash interest of $44.5 million in the first nine months of 2005.  Cash provided by operating activities in the first nine months of 2004 was negatively impacted by tradeshow timing as cash for events held in the first nine months of 2004 was collected in the fourth quarter of 2003.

Net cash provided by investing activities increased $143.2 million to $153.3 million in the first nine months of 2005, from $10.1 million in the first nine months of 2004.  This increase was principally due to the proceeds received in the second quarter of 2005 from the sale of the Portfolio Group.  In the first quarter of 2004, we sold our Art Group for $19.5 million in cash, and acquired IVT for $8.0 million in cash.  Our business strategy includes the consummation of strategic acquisitions. In 2005, we used $15.5 million in cash for business acquisitions.  In connection with any future acquisitions, we may require additional funding, which may be provided in the form of additional debt or equity financing or a combination thereof.  There can be no assurance that any additional financing will be available to us on acceptable terms or in a manner that complies with the restrictive covenants in our debt instruments.  Consistent with our longstanding strategy, we continue to pursue potential acquisitions of complementary businesses.

We incurred capital expenditures of $5.1 million and $6.3 million in the first nine months of 2005 and 2004, respectively.  We anticipate that we will spend less than $8.0 million on capital expenditures in 2005, which will be funded by cash flows from operations.  The majority of these expenditures are related to expansions and enhancements to our IT and communications infrastructure and management and operating group information systems.  We believe that this amount of capital expenditure will be adequate to grow our business according to our business strategy and to maintain the key tradeshows, publications and business that remain following the sale of the Portfolio Group.

Cash used in financing activities in the first nine months of 2005 was $153.2 million compared to $11.2 million in the first nine months of 2004.  In the first quarter of 2005, we repaid $4.6 million of our outstanding Term Loan B with the proceeds from the sale in the first quarter of 2004 of the Art Group.  In the second quarter of 2005, we repaid our outstanding $20.4 million of Term Loan B and repurchased $126.5 million of our floating and fixed rate notes, using the proceeds from the sale of the Portfolio Group.  During the first nine months of 2004, we paid $10.8 million of outstanding principal, including $8.0 million on our revolving credit facility.

Debt service

As of September 30, 2005, we had total indebtedness of $462.1 million and $58.8 million of borrowings available under our revolving credit facility.  Our principal debt obligations are described below.

Credit facility

Our credit facility consists of a $60.0 million revolving credit facility, which will terminate in April 2007.  Borrowings under the credit facility generally bear interest based on a margin over, at our option, the base rate or LIBOR.  The applicable margin for revolving credit loans varies based upon our ratio of consolidated debt to EBITDA (as defined) and is currently 3.75% over LIBOR and 2.50% over the base rate.  Our obligations under the credit facility are guaranteed by Advanstar Holdings Corp. (“Advanstar Holdings”), our ultimate parent company, Advanstar, Inc., our direct parent company, and all of our existing and future domestic subsidiaries.  Our obligations under the credit facility are collateralized by substantially all of the assets of our company and the subsidiary guarantors, including a pledge of the capital stock of all our existing and future domestic subsidiaries, a pledge of no more than 65% of the voting stock of any foreign subsidiary directly owned by our company or any domestic subsidiary, a pledge of all intercompany indebtedness in favor of our company and our domestic subsidiaries, a pledge of our Company’s and Advanstar IH, Inc.’s capital stock held by our direct parent company, and a pledge of our direct parent company’s capital stock held by Advanstar Holdings.  Our credit facility contains restrictive covenants, which require us to, among other things, maintain a minimum fixed charge coverage ratio.

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

The restricted payments covenants in our senior secured notes indenture and our senior subordinated notes indenture provide that we can pay dividends only if our leverage ratio (as defined) is 6.0 to 1 or better and only from a basket equal to the amount by which our cumulative EBITDA (as defined) since January 1, 2001 exceeds 150% of our cumulative interest expense in that same period plus other items, including proceeds from equity offerings. As of September 30, 2005 our leverage ratio under the most restrictive of these indentures was 6.1 to 1.0.   We anticipate improvements in our operating results that would improve our ratio prior to the time that the discount notes require payment of interest in cash.  However, our results are subject to a variety of factors, including general economic conditions and conditions in our markets, and we cannot assure you our results will in fact improve to a point where we can make distributions under these restrictions.  In that case, unless we were to repay additional indebtedness or invest in a business that generates additional EBITDA (as defined), our leverage ratio would not meet the requirements for us to be permitted to pay dividends, which could have a material adverse effect on our financial position, results of operations, and cash flows and/or could impact our ability to continue to operate without an amendment or restructuring of its credit facility and the notes. Notwithstanding the leverage ratio limitation on restricted payments, we can make restricted payments in an aggregate amount of up to $20 million to Advanstar, Inc.

Contractual and contingent obligations

Our contractual obligations (excluding accounts payable and accrued expenses), as of September 30, 2005 are as set forth below (in millions):

	Payments Due By Period
							After
	2005 (1)	2006	2007	2008	2009	2010	2010	Total

Indebtedness	$—	$0.2	$0.1	$9.7	$—	$292.1	$160.0	$462.1
Interest on indebtedness (2)	16.2	52.5	52.5	51.6	50.6	53.0	28.8	305.2
Operating lease obligations	1.6	6.6	5.7	5.4	3.8	1.9	4.9	29.9

Total contractual cash obligations	$17.8	$59.3	$58.3	$66.7	$54.4	$347.0	$193.7	$797.2

(1)                                  For the period from October 1, 2005 through December 31, 2005.

(2)                                  Interest on our variable rate debt is calculated using LIBOR of 3.86%, the rate in effect on October 1, 2005.  Because our variable rate debt bears interest at a variable rate, actual payments could differ.

We have no material capital lease obligations or purchase obligations.  Our contingent obligations are primarily composed of $1.2 million of letters of credit.

Off-balance sheet arrangements

We have no material off-balance sheet arrangements.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” which revises SFAS 123 and supersedes APB 25.  This statement establishes standards relating to accounting for transactions in which equity instruments are exchanged for goods or services.  Under this statement, we must measure the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the date of grant.  This cost must be recognized over the period during which an employee is required to provide the service (usually the vesting period).  We are required to adopt the provisions of this standard effective January 1, 2006.  The adoption of this standard will result in an increase in compensation expense.

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

Interest Rates

At September 30, 2005, we had fixed rate debt of $452.2 million and variable rate debt of $9.9 million.  A change in interest rates of 1% would not be material to us.

Currencies

Outside of the United States, we maintain assets and operations in Europe.  These assets and operations, and our exposure to any currency gains or losses, are not material to us.

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

PART II                       OTHER INFORMATION

Item 6.                                 Exhibits

10.3.5	Fifth amendment to Credit Agreement, dated as of August, 19 2005

31.1	Certification of principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

31.2	Certification of principal financial officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

32.1	Certification of principal executive officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act

32.2	Certification of principal financial officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANSTAR COMMUNICATIONS INC.

November 14, 2005	/s/ DAVID W. MONTGOMERY
David W. Montgomery
Vice President-Finance, Secretary and
Chief Financial Officer
(Principal Financial Officer and Authorized
Representative of the Registrant)

Exhibit Index

Exhibit No.	Document

10.3.5	Fifth amendment to Credit Agreement, dated as of August, 19 2005

31.1	Certification of principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

31.2	Certification of principal financial officer required by Rule 13a-14(a) or 15d- 14(a) of the Exchange Act

32.1	Certification of principal executive officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act

32.2	Certification of principal financial officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act