Form 10-Q
period 2006-03-31
ADVANSTAR COMMUNICATIONS INC
filed 2006-05-15
CIK 1062771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange
Act of 1934.

For the quarterly period ended: March 31, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

Commission File Number: 333-57201

Advanstar Communications Inc.
(Exact name of registrant as specified in its charter)

New York	59-2757389
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

641 Lexington Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (212) 951-6600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer or a non accelerated filer.

Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 15, 2006, 1,000,000 shares of the registrant’s common stock were outstanding.

PART I	Financial Information

Item 1.	Financial Statements:

Condensed Consolidated Balance Sheets (unaudited) at March 31, 2006 and December 31, 2005

Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2006 and 2005

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2006 and 2005

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II OTHER INFORMATION

Item 6.	Exhibits

SIGNATURES

PART I FINANCIAL INFORMATION

Advanstar Communications Inc.

Condensed Consolidated Balance Sheets (Unaudited)

 (In thousands, except share and per share data)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$45,543	$46,609
Accounts receivable, net of allowance of $1,305 and $1,076 at March 31, 2006 and December 31, 2005	24,255	24,607
Prepaid expenses	6,757	7,871
Other	2,334	1,965
Total current assets	78,889	81,052
Due from parent	2,299	2,232
Property, plant and equipment, net	20,662	21,306
Intangible and other assets:
Goodwill	595,255	594,982
Intangibles and other, net	55,269	62,644
Total intangible and other assets, net	650,524	657,626
Non-current assets held for sale	4,620	4,620
	$756,994	$766,836

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$201	$201
Accounts payable	17,564	12,342
Accrued compensation	2,401	7,236
Other accrued expenses	34,951	30,758
Deferred revenue	26,617	46,472
Total current liabilities	81,734	97,009

Long-term debt, net of current maturities	461,725	461,786
Deferred income taxes	33,449	31,500
Other long-term liabilities	6,144	4,933

Commitments and contingencies

Stockholder’s equity:
Common stock, $.01 par value, 3,500,000 shares authorized; 1,000,000 shares issued and outstanding at March 31, 2006 and December 31, 2005	10	10
Capital in excess of par value	434,431	447,367
Accumulated deficit	(269,106)	(284,182)
Accumulated other comprehensive income	8,607	8,413
Total stockholder’s equity	173,942	171,608
	$756,994	$766,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar Communications Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands)

	For the
	Three Months Ended
	March 31,
	2006	2005
Revenue	$106,578	$90,570
Operating expenses:
Cost of production (excluding depreciation)	22,139	16,226
Selling, editorial and circulation (excluding depreciation)	31,477	27,998
Cost of segment operations (excluding depreciation)	2,370	3,174
General and administrative (excluding depreciation)	8,926	11,546
Restructuring charge	2,405	—
Amortization of intangibles	6,700	7,668
Depreciation	1,962	2,290
Total operating expenses	75,979	68,902

Operating income	30,599	21,668

Other income (expense):
Interest expense	(13,772)	(17,670)
Interest income	475	177
Other (expense) income, net	(153)	15
Income from continuing operations before income taxes and cumulative effect of accounting change	17,149	4,190
Provision for income taxes	1,999	1,795
Income from continuing operations before cumulative effect of accounting change	15,150	2,395
Loss from operations of discontinued businesses, net of taxes (see Note 4)	(74)	(868)
Income before cumulative effect of accounting change	15,076	1,527
Cumulative effect of accounting change (see Note 10)	—	4,618
Net income	$15,076	$6,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar Communications Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the
	Three Months Ended
	March 31,
	2006	2005
Operating activities:
Net income	$15,076	$6,145
Adjustments to reconcile net income to net cash from operating activities:
Cumulative effect of accounting change	—	(4,618)
Depreciation and amortization	8,662	11,620
Gain on derivative financial instruments	—	(26)
Loss on asset disposal	176	—
Losses of minority interest holders	—	646
Non-cash interest expense	644	817
Deferred income taxes	1,949	3,000
Provision for bad debts	738	123
Changes in operating assets and liabilities	(13,404)	(13,663)

Net cash provided by operating activities	13,841	4,044

Investing activities:
Additions to property, plant and equipment	(1,877)	(1,525)
Acquisitions of intangible assets and other	(9)	—

Net cash used in investing activities	(1,886)	(1,525)

Financing activities:
Payments of long-term debt	(25)	(4,888)
Dividend paid to stockholder	(12,936)	—

Net cash used in financing activities	(12,961)	(4,888)

Effect of exchange rate changes on cash	(60)	251

Net decrease in cash and cash equivalents	(1,066)	(2,118)

Cash and cash equivalents, beginning of period	46,609	41,223

Cash and cash equivalents, end of period	$45,543	$39,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar Communications Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.                          Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Advanstar Communications Inc. (“Communications,” or the “Company”) in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes that all adjustments, consisting solely of normal recurring items, considered necessary for a fair statement of financial position and results of operations, have been included. These condensed consolidated financial statements, however, should be read in conjunction with the audited financial statements and the related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 30, 2006. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2006.

2.                          Summary of Significant Interim Accounting Policies

Interim income tax expense

The Company determines its quarterly income tax provision based upon an estimated annual effective income tax rate and discrete items as they occur. In determining the effective income tax rate applicable to interim periods, the Company excludes tax jurisdictions where no tax expense or benefit is expected for the entire year.

3.                          Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by operating segment are as follows (in thousands):

	Fashion &	Life
	Licensing	Sciences	Powersports	Other	Total
Balance as of December 31, 2005	$188,837	$316,554	$79,674	$9,917	$594,982
Goodwill acquired or completion of purchase price allocation	(13)	—	41	—	28
Foreign currency translation	—	—	—	245	245
Balance as of March 31, 2006	$188,824	$316,554	$79,715	$10,162	$595,255

Trade exhibitor and advertiser lists are amortized on a double-declining balance method over six years and five years, respectively, subscriber lists and other intangible assets are amortized on a straight-line basis over three to ten years, and trademarks and trade names are amortized on a straight-line basis over twenty years. These intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
Trade exhibitor lists	$132,989	$132,936
Advertiser lists	29,680	29,680
Subscriber lists	6,023	6,023
Trade names and trademarks	19,211	19,211
Other intangible assets	20,072	20,275
Deferred financing costs	18,668	18,668
	226,643	226,793
Accumulated amortization	(171,374)	(164,149)

Total intangible and other assets, net	$55,269	$62,644

Estimated amortization expense of identified intangible and other assets for the remaining nine months of 2006 and for the next five years is as follows (in thousands):

2006	$14,439
2007	8,372
2008	5,454
2009	1,919
2010	1,570
2011	1,092

4.                          Acquisitions and Divestitures

Acquisitions

All acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the dates of the acquisitions. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill. Results of operations for these acquisitions have been included in the accompanying condensed consolidated financial statements since their respective dates of acquisition. All acquisitions (collectively, the “Acquired Businesses”) have been consummated to expand the Company’s show and publication presence within its existing market sector and to maximize marketing and customer service infrastructure and expertise.

On September 12, 2005, the Company purchased an off-road consumer event business from Petersen Events Corporation (“Off-Road Expo”) for $2.2 million in cash. In addition, the Company may pay additional contingent cash consideration to the former shareholders based on the 2006 operating revenue from the acquired business. Any contingent consideration paid will be recorded as goodwill when earned by the former shareholder.

On August 23, 2005, the Company purchased a fashion industry tradeshow business and related products from the owner of POOL Tradeshow (‘‘POOL’’) for $3.0 million in cash. In addition, the Company may pay additional contingent cash consideration to the former owner based on the 2007 and 2008 operating results from the acquired business and the owner’s continued employment with the Company. Any contingent consideration paid will be recorded as compensation expense when earned by the former owner.

On August 19, 2005, the Company purchased Project Global Tradeshow, Inc. (‘‘Project”), a producer of tradeshows serving the premium contemporary sector of the fashion industry, for $9.9 million in cash, subject to a working capital adjustment, which will be completed in 2006. The Company does not believe the final allocation of purchase price will be materially different from preliminary estimates. In addition, the Company may pay additional contingent cash consideration to the former shareholders based on the 2007 and 2008 operating results of the acquired business and their continued employment with the Company. Any contingent consideration paid will be recorded as compensation expense when earned by the former shareholders.

In the second quarter of 2005, the Company completed two other acquisitions of consumer tradeshow businesses with an aggregate purchase price of $0.5 million in cash.

In 2004, the Company purchased a portfolio of pharmaceutical industry conferences and magazines (“IVT”) for which it is required to pay additional contingent cash consideration during 2006 to the former shareholders based on 2004 and 2005 operating results of the acquired business and their continued employment with the Company which was recorded as compensation expense when earned by the former shareholders in 2005.

The Company has recognized contingent consideration for the Acquired Businesses as compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
IVT contingent consideration	$—	$300

The change in the balance of accrued contingent consideration in the accompanying condensed consolidated balance sheet included as part of other accrued expenses is as follows (in thousands):

Total
Balance at December 31, 2005	$1,336
Contingent consideration	—
Payments to former shareholders	(446)
Balance at March 31, 2006	$890

The pro forma operating results of the Acquired Businesses for the three months ended March 31, 2005 discussed above are immaterial to the Company’s consolidated results of operations.

Divestitures

The operating results, related income taxes, and any gains or losses of the following divestitures (collectively, the “Disposed Businesses”) have been reported in discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2006 and 2005. Interest expense was not allocated to any of the Company’s discontinued operations.

Arenacross

In December 2005, the Company closed on the sale of its Arenacross Championship Series business (“Arenacross”) for a total selling price of $0.2 million. The Company recorded a $0.4 million loss on the sale. Arenacross had no revenue in the three months ended March 31, 2005.

East Coast Fashion Trade Show Acquired from Larkin-Pluznik-Larkin,LLC

In the second quarter of 2005, the Company discontinued the remaining East Coast Fashion trade show business acquired in the 1999 Larkin transaction (“East Coast Fashion”) and recognized a $2.3 million impairment, which was the carrying value of the related intangibles. East Coast Fashion had no revenue in the three months ended March 31, 2005.

Portfolio Group

On May 23, 2005, the Company, Advanstar, Inc. and certain affiliates (Advanstar Expositions Canada Limited and Advanstar.com) completed the sale of virtually all its  business assets and liabilities associated with its tradeshows and conferences, trade publications and direct marketing products serving information, technology, communications, travel, beauty, home entertainment, and portfolio markets, including the shares of the Company’s Hong Kong subsidiaries. The shares of the Company’s Brazilian subsidiary were sold to the same buyer in July 2005 after obtaining final regulatory approval. Collectively, all of the above properties are referred to as “the Portfolio Group.” The sale price for these assets and shares was $185.0 million in cash less selling expenses and working capital adjustments of $11.2 million. The Company recorded a gain of $52.9 million on the sale.

Revenue of the Portfolio Group, included in discontinued operations in the condensed consolidated statements of operations, was $23.4 million for the three months ended March 31, 2005.

Assets Held for Sale

In the second quarter of 2005, the Company committed to a plan to sell its Cleveland office building and land (“the Cleveland Office”) as a result of the sale of the Portfolio Group. The Company ceased depreciation of these assets, effective second quarter of 2005. As of March 31, 2006 and December 31, 2005, the Company reported this building and land as assets held for sale in the condensed consolidated balance sheet.

The financial results of the Disposed Businesses included in discontinued operations in the accompanying condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
(Loss) income before income taxes	$(119)	$1,432
Income tax (benefit) provision	(45)	1,654
Minority interests	—	(646)

Loss from operations of discontinued businesses	$(74)	$(868)

The Company allocated goodwill to the Portfolio Group and included the allocated goodwill in its calculation of gain on disposal in the second quarter of 2005. Goodwill allocated to the Portfolio Group was based on its relative fair value to the entire reporting unit prior to disposal. No goodwill was allocated to Disposed Businesses during the quarters ended March 31, 2006 and 2005.

5.                          Debt

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

In June 2005, the Company repaid the outstanding term B loans with proceeds from the sale of the Portfolio Group (see Note 4) and amended the Credit Facility to allow the Company to retain its revolving loan availability at $60.0 million while allowing for repayment of second lien and junior debt with proceeds from the sale of the Portfolio Group. As of March 31, 2006, the Company had $1.1 million of unused letters of credit, which reduce borrowings available under the Credit Facility to $58.9 million.

Senior secured notes

The Senior Secured Notes initially consisted of $130.0 million of Second Priority Senior Secured Floating Rate Notes due 2008 (the “floating rate notes”), which require quarterly amortization equal to 0.25% of the principal amount thereof, and $300.0 million of 10.75% Second Priority Senior Secured Notes due 2010 (the “fixed rate notes”). Interest on the floating rate notes is payable at a rate equal to three-month LIBOR, which is reset quarterly, plus 7.5%.

The floating rate notes and fixed rate notes prior to the transaction described below were fully and unconditionally guaranteed on a senior basis, jointly and severally, by the Company’s wholly owned domestic subsidiaries and collateralized by second priority liens on substantially all the collateral pledged against borrowings under the Company’s Credit Facility (other than the capital stock of certain of its subsidiaries and assets of its parent companies, including Advanstar). The covenants under the notes include limitations on certain asset dispositions, liens, debt incurrence, dividends, investments and other restricted payments.

In June 2005, the Company used a portion of the proceeds from the Portfolio Group sale to repurchase $8.7 million of the fixed rate notes at a price equal to 100% of the principal amount plus accrued interest.

Separately, the Company also consummated a tender offer in June 2005 for the floating rate notes and repurchased $117.8 million of the floating rate notes at a price equal to $1,073 per $1,000 principal amount tendered plus accrued and unpaid interest to the date of settlement. In the second quarter of 2005, the Company recognized a $12.6 million loss on extinguishment of debt related to the repurchase, including $8.6 million in tender offer premium and consent fees, a write-off of $3.5 million in unamortized deferred financing costs, and $0.5 million in legal fees and expenses.

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

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2006	2005

Revolving credit loan, interest at LIBOR plus 3.75%; due April 11, 2007	$—	$—
Second priority senior secured floating rate notes, interest at LIBOR plus 7.5%; 12.33% at March 31, 2006, due 2008	9,848	9,872
10.75% Second priority senior secured notes, due 2010, plus unamortized premium of $643 and $680 at March 31, 2006 and December 31, 2005, respectively	291,978	292,015
Senior subordinated notes, interest at 12.00%, due 2011	160,000	160,000
Acquisition note payable, due June 2006	100	100
	461,926	461,987
Less current maturities	(201)	(201)
	$461,725	$461,786

6.                          Comprehensive Income

The table below presents comprehensive income, defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Net income	$15,076	$6,145
Change in cumulative translation adjustment	194	(458)
Change in unrealized losses on derivative financial instruments	—	(26)
Comprehensive income	$15,270	$5,661

7.                          Segments

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” During the first quarter of 2006, the Company undertook a strategic change in the monitoring and management of the business to better reflect management’s focus and commitment to its three industry-focused segments: Fashion & Licensing, Life Sciences, and Powersports. This change was prompted as a result of a substantial change in the business organization following the divestiture of the Portfolio Group (see Note 4). The Company has included its non reportable operating segments in Other. In the Company’s most recently filed annual report on Form 10-K for the year ended December 31, 2005, the Company’s reportable segments were by product type rather than by market sector as currently is being reported. The Company has restated its segment information for the quarter ended March 31, 2005 into the new reportable segments.

The Company evaluates the performance of, and allocates resources to, its segments based on contribution margin — defined as revenue less cost of production; selling, editorial and circulation costs; and segment management costs (excluding depreciation), which is a non-GAAP measure. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no inter-segment sales or transfers. Assets are not allocated to segments and therefore have not been presented. Revenue and contribution margins of the Company’s reportable segments are as follows (in thousands):

	Fashion & Licensing	Life Sciences	Powersports	Other	Total

Three months ended March 31, 2006
Revenue	$48,093	$35,103	$21,154	$2,228	$106,578
Contribution margin	28,918	10,135	10,535	1,004

Three months ended March 31, 2005
Revenue	$36,896	$32,701	$18,624	$2,349	$90,570
Contribution margin	23,586	9,172	9,157	1,257

The reconciliation of total segment contribution margin to consolidated income from continuing operations before income taxes and cumulative effect of accounting change is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005

Total segment contribution margin	$50,592	$43,172
General and administrative expense	(8,926)	(11,546)
Restructuring charge	(2,405)	—
Depreciation and amortization	(8,662)	(9,958)
Other expense (primarily interest)	(13,450)	(17,478)

Income from continuing operations before income taxes and cumulative effect of accounting change	$17,149	$4,190

8.                          Restructuring Activity

Related to the sale of the Portfolio Group (see Note 4), in May 2005, the Company ceased use of certain leased office space in New York, NY, Milford, CT, and Santa Ana, CA. In the third quarter of 2005, the Company vacated additional leased office space in Milford, CT and Chicago, IL. These activities resulted in charges to the Company’s operations during 2005. In the first quarter of 2006, the Company vacated additional leased office space in New York, NY, and revised its estimate of expected future sublease income for this space, resulting in additional charges during the three months ended March 31, 2006. These charges consist of the discounted remaining future minimum lease payments due under non-cancelable leases, net of estimated future sublease income. These lease commitments expire at various dates through 2010.

During 2005 the Company notified 120 employees that they would be severed from the Company in connection with the sale of the Portfolio Group and the reorganization of the Company’s operating and support department management team. As of March 31, 2006, 117 of these employees have been terminated. Severance payments are expected to continue through 2006.

Restructuring charges incurred are as follows (in thousands):

Three Months Ended March 31, 2006

Facility exit costs	$2,421
Employee severance and other termination costs	(16)
Restructuring charge	$2,405

The summary of the Company’s change in restructuring accruals is as follows (in thousands):

	Facility Exit Costs	Employee Severance	Total
Balance at December 31, 2005	$3,412	$807	$4,219
Restructuring charge	2,421	(16)	2,405
Utilized-cash	(542)	(480)	(1,022)
Utilized-non-cash	—	—	—
Balance at March 31, 2006	$5,291	$311	$5,602

The restructuring accrual balance in the accompanying condensed consolidated balance sheet is $5.6 million and $4.2 million at March 31, 2006 and December 31, 2005, of which $2.0 million and $2.1 million is in other accrued expenses at March 31, 2006 and December 31, 2005, and $3.6 million and $2.1 million is in other long term liabilities at March 31, 2006 and December 31, 2005.

9.                          Stock Based Compensation

On January 1, 2006, the Company adopted Statements of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). Under SFAS 123R, the Company’s share based awards meet the definition of liability awards. As allowed under the provisions of this statement for entities not meeting the public company definition, the Company adopted the intrinsic value method of accounting for its liability awards. Accordingly, compensation expense and a related liability is recorded only if the value of the Company’s shares underlying its share based awards are greater than the awards’ exercise price as of the end of the applicable reporting period. As of March 31, 2006, the Company’s management has determined that the fair value of its common stock is less than its exercise price of all its options. Accordingly, no liability or expense has been recorded during the three months ended March 31, 2006. The Company had no options exercised or cash settlement transactions during the three months ended March 31, 2006 relating to its stock option plan.

Prior to January 1, 2006, the Company accounted for its stock options and awards to employees under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No compensation expense was recorded in the condensed consolidated statement of operations for the three months ended March 31, 2005.

On October 12, 2000, Advanstar Holdings Inc. (“Holdings”), the parent company of Advanstar, Inc., adopted the 2000 Management Incentive Plan (“the Plan”). A maximum of 4,072,789 shares of Holdings are authorized for grant to participants under the Plan. Options are granted by Holdings’ board of directors at an exercise price of not less than the fair value of Holdings common stock at the date of grant and vest over a maximum of nine years. Shares available for grant under the Plan totaled 147,789 at March 31, 2006.

A summary of stock option activity under the Plan is as follows:

	Options Outstanding	Weighted Average Exercise Price

Outstanding at December 31, 2005	3,965,000	$10.00
Cancelled	(40,000)	10.00
Outstanding at March 31, 2006	3,925,000	$10.00

At March 31, 2006, the outstanding stock options had a weighted average remaining contractual life of 5.0 years and an exercise price of $10.00 per option. Of the options outstanding at March 31, 2006, 2,744,321 were exercisable.

10.                   Related-Party Transactions

Financial advisory fees and agreements

In May 2005, the Company paid a consulting fee of $1.5 million to Credit Suisse Securities (USA), LLC (“CSS (USA)”), an affiliate of Credit Suisse Corporation (“CS Corp.”), an affiliate of the DLJ Merchant Banking funds, related to the sale of the Portfolio Group (see Note 4).

In June 2005, the Company repurchased $7.1 million of its fixed rate notes at par, and $4.6 million of its floating rate notes at a price equal to 107.3% of principal, from CSS (USA) pursuant to the Company’s tender offer (see Note 5).

Advanstar, Inc. notes

In February 2001, Advanstar, Inc. issued discount notes bearing interest at 15% (the “Discount Notes”) with an aggregate principal due October 2011 of $171.8 million. These notes require cash interest payments starting in April 2006. Neither the Company nor any of its subsidiaries guarantee the Discount Notes.

Advanstar, Inc. is a holding company and its ability to pay interest on the Discount Notes will be dependent upon the receipt of dividends from its subsidiaries, including the Company. The Credit Facility, Senior Secured Notes and the Senior Subordinated Notes impose substantial restrictions on the Company’s and its subsidiaries’ ability to pay dividends.

The restricted payments covenants in the Company’s Senior Secured Notes indenture and Senior Subordinated Notes indenture provide that it can pay dividends only if its leverage ratio (as defined) is 6.0 to 1.0 or better and only from “a basket” as defined as the amount by which its cumulative EBITDA (as defined) since January 1, 2001 exceeds 150% of the Company’s cumulative interest expense in that period plus other items including proceeds from equity offerings. The Company cannot assure you its results will allow it to make future distributions in light of these restrictions. Failure to pay the interest on these notes will be a default under the notes and also result in a default under the Company’s Credit Facility, which could have a material adverse effect on the Company’s financial position, results of operations, and cash flows and/or could impact the Company’s ability to continue to operate without an amendment or restructuring of its Credit Facility and the notes. Notwithstanding the leverage ratio limitation on restricted payments, the Company can make restricted payments in an aggregate amount of up to $20 million to Advanstar, Inc., none of which has been used as of March 31, 2006. On March 14, 2006, the Company declared and paid a dividend of $12.9 million to Advanstar, Inc. to be used for its April 2006 interest payment on its Discount Notes.

11.                   Relationship with Advanstar.com, Inc.

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

12.                   Unaudited Supplemental Guarantor Condensed Consolidating Financial Statements

Basis of presentation

The Company’s Senior Subordinated Notes and Senior Secured Notes are fully and unconditionally guaranteed on a senior subordinated basis and senior basis, respectively, jointly and severally, by the Company’s wholly owned domestic subsidiaries. The subsidiary guarantors are Men’s Apparel Guild in California, Inc., Applied Business teleCommunications, CME2, Inc. and Project Global Tradeshow, Inc. The unaudited condensed consolidating financial statements of the guarantors are presented below and should be read in conjunction with the condensed consolidated financial statements of the Company. Separate financial statements of the guarantors are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees and the Company believes the condensed consolidating financial statements presented are sufficiently meaningful in understanding the financial position and results of the guarantors. There are no significant restrictions on the ability of the subsidiary guarantors to make distributions to the Company.

Advanstar Communications Inc.
Condensed Consolidating Balance Sheets (Unaudited)
At March 31, 2006
(In thousands)

ASSETS	Communications	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated Total

Current assets:
Cash and cash equivalents	$41,551	$3,326	$666	$—	$45,543
Accounts receivable, net	21,754	898	1,603	—	24,255
Prepaid expenses	5,230	1,084	443	—	6,757
Other	2,301	—	33	—	2,334
Total current assets	70,836	5,308	2,745	—	78,889

Non-current assets:
Due from parent	2,299	—	—	—	2,299
Property, plant and equipment, net	17,728	2,760	174	—	20,662
Deferred tax asset	3,217	502	—	(3,719)	—
Intangible and other assets, net	365,162	262,563	22,799	—	650,524
Investments in subsidiaries	530,184	—	—	(530,184)	—
Intercompany receivable	—	265,930	(5,863)	(260,067)	—
Non-current assets held for sale	4,620	—	—	—	4,620
	$994,046	$537,063	$19,855	$(793,970)	$756,994

LIABILITIES AND
STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$201	$—	$—	$—	$201
Accounts payable	8,063	8,502	999	—	17,564
Accrued liabilities	29,065	8,092	195	—	37,352
Deferred revenue	21,585	4,242	790	—	26,617
Total current liabilities	58,914	20,836	1,984	—	81,734

Long-term debt, net of current maturities	461,725	—	—	—	461,725
Deferred income taxes and other long-term liabilities	39,398	3,719	195	(3,719)	39,593
Intercompany payable	260,067	—	—	(260,067)	—

Stockholder’s equity:
Common stock	10	8	353	(361)	10
Capital in excess of par value	434,431	448,112	48,704	(496,816)	434,431
(Accumulated deficit) retained earnings	(269,106)	64,388	(39,988)	(24,400)	(269,106)
Accumulated other comprehensive income	8,607	—	8,607	(8,607)	8,607
Total stockholder’s equity	173,942	512,508	17,676	(530,184)	173,942
	$994,046	$537,063	$19,855	$(793,970)	$756,994

Advanstar Communications Inc.

Condensed Consolidating Statements of Operations (Unaudited)

For the three months ended March 31, 2006

(In thousands)

		Guarantor	Non Guarantor		Consolidated
	Communications	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$58,210	$46,628	$1,740	$—	$106,578
Operating expenses:
Cost of production, selling, editorial, circulation, and segment management costs	36,425	17,926	1,635	—	55,986
General and administrative	8,103	490	333	—	8,926
Restructuring charge	2,405	—	—	—	2,405
Depreciation and amortization	4,564	3,939	159	—	8,662
Total operating expenses	51,497	22,355	2,127	—	75,979
Operating income (loss)	6,713	24,273	(387)	—	30,599
Other income (expense):
Interest expense, net	(13,297)	—	—	—	(13,297)
Other expense, net	(34)	(2)	(117)	—	(153)
(Loss) income from continuing operations before income taxes	(6,618)	24,271	(504)	—	17,149
(Benefit) provision for income taxes	(7,263)	9,262	—	—	1,999
Equity in earnings of subsidiaries	14,505	—	—	(14,505)	—
Income (loss) from continuing operations	15,150	15,009	(504)	(14,505)	15,150
(Loss) income from operations of discontinued businesses, net of taxes	(74)	—	6	(6)	(74)
Net income (loss)	$15,076	$15,009	$(498)	$(14,511)	$15,076

Advanstar Communications Inc.
Condensed Consolidating Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2006
(In thousands)

	Communications	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities:
Net income (loss)	$15,076	$15,009	$(498)	$(14,511)	$15,076
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in earnings of subsidiaries	(14,511)	—	—	14,511	—
Depreciation and amortization	4,564	3,939	159	—	8,662
Other non-cash items	3,383	186	(62)	—	3,507
Change in working capital items	3,486	(17,265)	375	—	(13,404)
Net cash provided by (used in) operatingactivities	11,998	1,869	(26)	—	13,841
Investing activities:
Additions to property, plant and equipment	(1,571)	(282)	(24)	—	(1,877)
Acquisitions of intangible assets and other	(23)	14	—	—	(9)
Net cash used in investing activities	(1,594)	(268)	(24)	—	(1,886)
Financing activities:
Payments of long-term debt	(25)	—	—	—	(25)
Dividend paid to stockholder	(12,936)	—	—	—	(12,936)
Net cash used in financing activities	(12,961)	—	—	—	(12,961)
Effect of exchange rate changes on cash	—	—	(60)	—	(60)
Net (decrease) increase in cash and cash equivalents	(2,557)	1,601	(110)	—	(1,066)
Cash and cash equivalents, beginning of year	44,108	1,725	776	—	46,609
Cash and cash equivalents, end of year	$41,551	$3,326	$666	$—	$45,543

Advanstar Communications Inc.
Condensed Consolidating Balance Sheets
At December 31, 2005
(In thousands)

	Communications	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$44,108	$1,725	$776	$—	$46,609
Accounts receivable, net	23,140	446	1,021	—	24,607
Prepaid expenses	6,539	1,136	196	—	7,871
Other	1,929	—	36	—	1,965
Total current assets	75,716	3,307	2,029	—	81,052
Non-current assets
Due from parent	2,232	—	—	—	2,232
Property, plant and equipment, net	18,360	2,778	168	—	21,306
Deferred tax asset	3,217	502	—	(3,719)	—
Intangible and other assets, net	368,693	266,246	22,687	—	657,626
Investments in subsidiaries	515,479	—	—	(515,479)	—
Intercompany receivable	—	259,760	(5,423)	(254,337)	—
Non-current assets held for sale	4,620	—	—	—	4,620
	$988,317	$532,593	$19,461	$(773,535)	$766,836
Liabilities and Stockholder’s Equity
Current liabilities
Current maturities of long-term debt	$201	$—	$—	$—	$201
Accounts payable	10,948	449	945	—	12,342
Accrued liabilities	29,625	8,086	283	—	37,994
Deferred revenue	23,585	22,840	47	—	46,472
Total current liabilities	64,359	31,375	1,275	—	97,009
Long-term debt, net of current maturities	461,786	—	—	—	461,786
Deferred income taxes and other long-term liabilities	36,227	3,719	206	(3,719)	36,433
Intercompany payable	254,337	—	—	(254,337)	—
Stockholder’s equity
Common stock	10	8	353	(361)	10
Capital in excess of par value	447,367	448,112	48,704	(496,816)	447,367
(Accumulated deficit) retained earnings	(284,182)	49,379	(39,490)	(9,889)	(284,182)
Accumulated other comprehensive income (loss)	8,413	—	8,413	(8,413)	8,413
Total stockholder’s equity	171,608	497,499	17,980	(515,479)	171,608
	$988,317	$532,593	$19,461	$(773,535)	$766,836

Advanstar Communications Inc.
Condensed Consolidating Statements of Operations (Unaudited)
For the three months ended March 31, 2005
(In thousands)

	Communications	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenue	$52,952	$36,413	$1,205	$—	$90,570
Operating expenses
Cost of production, selling, editorial, circulation, and segment management costs	33,643	12,459	1,296	—	47,398
General and administrative	10,561	340	645	—	11,546
Depreciation and amortization	6,168	3,603	187	—	9,958
Total operating expenses	50,372	16,402	2,128	—	68,902
Operating income (expense)	2,580	20,011	(923)	—	21,668
Other income (expense)
Interest (expense) income, net	(17,502)	—	9	—	(17,493)
Other income (expense), net	128	—	(113)	—	15
(Loss) income from continuing operations before income taxes and cumulative effect of accounting change	(14,794)	20,011	(1,027)	—	4,190
(Benefit) provision for income taxes	(5,798)	7,584	9	—	1,795
Equity in earnings of subsidiaries	11,391	—	—	(11,391)	—
Income (loss) from continuing operations before cumulative effect of accounting change	2,395	12,427	(1,036)	(11,391)	2,395
(Loss) income from operations of discontinued business, net of tax	(868)	—	2,404	(2,404)	(868)
Income (loss) before cumulative effect of accounting change	1,527	12,427	1,368	(13,795)	1,527
Cumulative effect of accounting change	4,618	—	—	—	4,618
Net income (loss)	$6,145	$12,427	$1,368	$(13,795)	$6,145

Advanstar Communications Inc.
Condensed Consolidating Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2005
(In thousands)

	Communications	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
Operating activities:
Net income (loss)	$6,145	$12,677	$1,369	$(14,046)	$6,145
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in earnings of subsidiaries	(14,046)	—	—	14,046	—
Gain on derivative financial instruments	(26)	—	—	—	(26)
Depreciation and amortization	7,660	3,603	357	—	11,620
Other non-cash items	(138)	53	53	—	(32)
Change in working capital items	(1,158)	(15,863)	3,358	—	(13,663)
Net cash (used in) provided by operating activities	(1,563)	470	5,137	—	4,044
Investing activities:
Additions to property, plant and equipment	(1,047)	(470)	(8)	—	(1,525)
Net cash used in investing activities	(1,047)	(470)	(8)	—	(1,525)
Financing activities:
Payments of long-term debt	(4,888)	—	—	—	(4,888)
Net cash used in financing activities	(4,888)	—	—	—	(4,888)
Effect of exchange rate changes on cash	—	—	251	—	251
Net (decrease) increase in cash and cash equivalents	(7,498)	—	5,380	—	(2,118)
Cash and cash equivalents, beginning of year	33,956	—	7,267	—	41,223
Cash and cash equivalents, end of year	$26,458	$—	$12,647	$—	$39,105

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned not to place undue reliance on these forward-looking statements, including statements about plans and objectives of management, potential acquisitions, market growth and opportunity. These forward-looking statements are neither promises nor guarantees and involve risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements. You should not expect that these forward-looking statements will be updated or supplemented as a result of changing circumstances or otherwise, and we disavow and disclaim any obligation to do so. Important cautionary statements and risk factors that would affect actual results are discussed in the our periodic reports and registration statements filed with the Securities and Exchange Commission, including those under the caption entitled “Risk Factors” in our 2005 annual report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2006.

Overview

We are an integrated media company providing market access media and services for both business-to-business and business-to-consumer firms targeting customers primarily in the US. Our products and services are targeted to specific industry sectors through shows and conferences, controlled circulation trade, business, professional and consumer magazines and electronic media. We also provide a broad range of other marketing support, including classified advertising, direct mail services, reprints, database marketing, guides and reference books.

During the first quarter of 2006, we undertook a strategic change in the monitoring and management of our business to better reflect our focus and commitment to our three industry-focused segments. This change was prompted as a result of a substantial change in the business organization following the divestiture of the Portfolio Group. See “Presentation of Financial Information—Acquisitions and Divestitures.”

We report our business in these three industry focused segments:

•                     Fashion & Licensing, which serves the men’s, women’s, children’s and product sourcing sectors of the apparel industry and the merchandise licensing industry through industry tradeshows, conferences and on-line showrooms; publishing targeted magazines and directories; and offering a broad range of marketing support services;

•                     Life Sciences, which serves the healthcare, dental, veterinary, pharmaceutical, and science fields through publishing primary and specialty care magazines and professional journals; organizing conferences and other events; developing continuing medical education (“CME”) products; and the creation of a wide variety of custom marketing projects; and

•                     Powersports, which serves the powersports, off-road and automotive aftermarket industries through publishing trade and consumer magazines and shows  and electronic products.

In addition to our three segments described above, we combine our European, market development and e-Media operations into “Other.”

Unless otherwise noted, disclosures herein relate only to our continuing operations. All historical amounts have been reclassified to exclude results and gains or losses from discontinued operations, unless noted otherwise. For further information on discontinued properties, see “Presentation of Financial Information—Acquisitions and Divestitures.”

Fashion & Licensing accounted for 45% and 41% of total revenue for the three months ended March 31, 2006 and 2005. Life Sciences accounted for 33% and 36% of total revenue for the three months ended March 31, 2006 and 2005. Powersports accounted for 20% of total revenue for each of the three months ended March 31, 2006 and 2005, while Other operations accounted for 2% and 3% of total revenue for the three months ended March 31, 2006 and 2005. Our revenue reaches its highest levels during the first and third quarters of the year due to the timing of the MAGIC Marketplace tradeshows and our other large tradeshows and conferences. Because show and conference revenue is recognized when a particular event is held, we may experience fluctuations in quarterly revenue based on the movement of show dates from one quarter to another.

Trends and Developments

Results for the first quarter of 2006 reflects the impact of our strategy put in place in 2005 to focus our portfolio on industry sectors where we can leverage our strong market positions, customer relationships and management teams. We continue to develop new revenue streams through a variety of growth initiatives across all segments and are constantly striving to improve operating efficiency.

A number of new products have expanded and diversified our revenue streams in Fashion & Licensing, and Powersports. In addition to the expansion and development of new categories and trend areas in MAGIC, the recent acquisitions of POOL and Project have been integrated into the overall MAGIC Marketplace and contributed to the expansion of our fashion offerings to our exhibitors and attendees during the quarter.

The recent launches in Powersports in the off-road market continue to develop, including DIRTsports and Off-Road Business magazines, Off-Road Impact tradeshow and the Off-Road Expo consumer event acquired in October 2005.

In Life Sciences we have made good progress in refocusing our healthcare projects business through the strengthening of our sales efforts and effectively addressing our pharmaceutical customers’ needs to comply with tighter regulations relating to the management and delivery of educational projects. We continued our growth initiatives including the launch of three new publications and the development of several new webinars and conference products.

In the first quarter of 2006 we established a dedicated electronic media group to focus on developing opportunities for electronic products to meet our customers’ evolving marketing and information requirements. We anticipate accelerating our growth in electronic media as we move through the balance of the year.

Presentation of Financial Information

Acquisitions and divestitures

We continue to look for opportunities to execute our strategy of building significant product positions in targeted markets, through both the acquisition and sale of identified assets. Dispositions completed in 2005 are as follows:

•                  On December 31, 2005, we sold our Arenacross Championship Series (“Arenacross”) for a total selling price of $0.2 million. The loss on the sale of $0.4 million was recorded in December 2005. Arenacross had no revenue or contribution margin in the first quarter of 2005.

•                  In the second quarter of 2005, we discontinued the remaining East Coast Fashion trade show business acquired in 1999 from Larkin-Pluznik-Larkin, LLC. (the “East Coast Fashion Group”) as part of our new strategy. We recorded a $2.3 million impairment charge for the remaining intangible assets of this business in 2005. East Coast Fashion Group had no revenue in the first quarter of 2005. Contribution loss for the three months ended March 31, 2005 was $0.1 million.

•                  On May 23, 2005, we, our parent company and certain affiliates (Advanstar Expositions Canada Limited and Advanstar.com) completed the sale of our  business assets and liabilities associated with our tradeshows and conferences, trade publications and direct marketing products servicing the information, technology, telecommunications, travel, beauty, home entertainment, and portfolio markets, including the shares of our Hong Kong subsidiaries. The shares of our Brazilian subsidiary were sold in July 2005 after receipt of final regulatory approval. Collectively, these assets and shares are referred to as the “Portfolio Group.” The sale price for the Portfolio Group was $185.0 million less $11.2 million in working capital adjustments and expenses. We recorded a gain on the sale of $52.9 million. Revenue and contribution margin for the first quarter of 2005 was $23.4 million and $4.6 million.

The financial results of the businesses included in discontinued operations in the accompanying condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
(Loss) income before income taxes	$(119)	$1,432
Income tax (benefit) provision	(45)	1,654
Minority interests	—	(646)

Loss from operations of discontinued businesses	$(74)	$(868)

In 2005, we completed five acquisitions.

•                  On September 12, 2005, we purchased an off-road consumer event business from Petersen Events Corporation (“Off-Road Expo”) for $2.2 million in cash. In addition, we may pay additional contingent cash consideration to the former shareholders based on the 2006 operating revenue from the acquired business.

•                  On August 23, 2005, we purchased two fashion industry tradeshows and related products from the owner of the POOL Tradeshow (‘‘POOL”) for $3.0 million in cash, which will be completed in 2006. In addition, we may pay additional contingent cash consideration to the former owner based on the 2007 and 2008 operating results from the acquired business and the owner’s continued employment with us.

•                  On August 19, 2005, we purchased Project Global Tradeshow, Inc. (‘‘Project”), a producer of tradeshows for the premium contemporary sector of the fashion industry, for $9.9 million in cash, subject to a working capital adjustment, which will be completed in 2006. In addition, we may pay additional contingent cash consideration to the former shareholders based on the 2007 and 2008 operating results of the acquired business and their continued employment with us. The purchase price working capital adjustment has yet to be finalized. We do not believe the final allocation of purchase price will be materially different from preliminary estimates.

•                  In 2005, we completed two other acquisitions of consumer shows with an aggregate purchase price of $0.5 million in cash.

We have accounted for these acquisitions under the purchase method of accounting. Accordingly, our results of operations include the effect of the acquisition from the date of purchase.

Selected Financial Data

The following table sets forth selected statements of operations and other financial data.

	For the Three Months Ended March 31,
	2006	2005
	(in thousands)
Income Statement Data:
Revenue
Fashion & Licensing	$48,093	$36,896
Life Sciences	35,103	32,701
Powersports	21,154	18,624
Other	2,228	2,349

Total revenue	106,578	90,570

Cost of production, selling, and segment management costs
Fashion & Licensing	19,175	13,310
Life Sciences	24,968	23,529
Powersports	10,619	9,467
Other	1,224	1,092

Total cost of production, selling and segment management costs	55,986	47,398

General and administrative expenses	8,926	11,546
Restructuring charge	2,405	—
Depreciation and amortization	8,662	9,958
Operating income	30,599	21,668
Other income (expense):
Interest expense	(13,772)	(17,670)
Interest income	475	177
Other (expense) income, net	(153)	15

Income from continuing operations before income taxes and cumulative effect of accounting change	17,149	4,190
Provision for income taxes	1,999	1,795

Income from continuing operations before cumulative effect of accounting change	15,150	2,395

Loss from operations of discontinued businesses, net of taxes	(74)	(868)

Income before cumulative effect of accounting change	15,076	1,527

Cumulative effect of accounting change	—	4,618

Net income	$15,076	$6,145

Results of Operations

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Revenue

Revenue in the first quarter of 2006 increased 17.7% to $106.6 million from $90.6 million in the first quarter of 2005.

Revenue from Fashion & Licensing of $48.1 million increased 30.3% or $11.2 million from $36.9 million in the first quarter of 2005. Revenue from our spring 2006 MAGIC Marketplace increased $8.2 million or 22.5% over 2005. Total exhibit space increased by 16.2% to 1,043,000 square feet. Additional growth came from a 3.4% increase in yield and growth in sponsorship and turnkey booth package programs. The August 2005 acquisitions of POOL and Project expanded our presence in the contemporary and boutique fashion markets. The POOL and Project events, which were integrated into MAGIC Marketplace in Las Vegas, along with the Project New York event in January contributed $9.2 million of revenue and 192,000 of square feet in the first quarter or 2006.

Revenue from Life Sciences of $35.1 million increased 7.3% or $2.4 million from $32.7 million in the first quarter of 2005. Revenue from healthcare custom projects increased $1.8 million or 103.6% from first quarter 2005 primarily due to a more focused selling effort. We believe we are now well positioned to meet the new pharmaceutical regulatory rules governing the management and delivery of many of these projects. Revenue also increased $0.6 million in the first quarter of 2006 compared to the first quarter of 2005 due to new publication launches including Locum Life, Firstline, and Modern Hygienist. Additionally, revenue increased in the first quarter of 2006 compared to the first quarter of 2005 across publications serving dental, specialty healthcare and pharmaceutical markets primarily due to an increase in ad pages. These revenue gains were partially offset by declines in primary care healthcare and veterinary publications’ revenue of $1.0 million.

Revenue from Powersports of $21.2 million increased 13.6% or $2.5 million from $18.6 million in the first quarter of 2005. Powersports shows revenue increased by 11.3% and square footage by 8.1%, due to strong performances from the International Motorcycle Shows, Off-Road Impact tradeshow and conference, and Dealer Expo. These shows contributed $1.6 million in revenue growth. Ad pages in the Powersports publications increased 24.9% and revenue grew $0.8 million or 23.0% due to growth in our off-road launch publications, DIRTsports and Off-Road Business, in the second year of their launch cycle along with strong performances from Dealernews and Motor Age.

Revenue from Other operations in the first quarter of 2006 was $2.2 million, compared to $2.3 million reported in first quarter of 2005.

Cost of production, selling and segment management costs

Cost of production, selling and segment management expenses in the first quarter of 2006 increased 18.1% to $56.0 million from $47.4 million in the first quarter of 2005 due to acquisitions and growth in revenue across segments.

Expenses of Fashion & Licensing in the first quarter of 2006 increased 44.1%, or $5.9 million, to $19.2 million from $13.3 million in the first quarter of 2005, primarily due to costs related to the POOL and Project acquisitions of $5.4 million. Non-acquisition expenses increased 3.4% from first quarter 2005.

Expenses in our Life Sciences segment in the first quarter of 2006 increased 6.1%, or $1.4 million, to $25.0 million from $23.5 million in the first quarter of 2005. The increase is due to the growth in volume in healthcare custom projects causing expenses to increase along with increased costs for staffing and publication launches.

Powersports expenses increased in the first quarter of 2006 by 12.2%, or $1.2 million, to $10.6 million from $9.5 million in the first quarter of 2005. Expenses increased primarily due to investments in our Off-Road Impact tradeshow and conference, staffing and other direct costs related to the 2005 acquisition of Offroad.com.

Expenses of Other operations in the first quarter of 2006 were $1.2 million, compared to $1.1 million in the first quarter of 2005.

General and administrative expenses

General and administrative costs decreased 22.7% to $8.9 million in the first quarter of 2006 from $11.5 million in the first quarter of 2005. Costs declined due to $0.6 million of cost savings related to office restructuring actions taken in 2005, a $0.6 million decline in employee benefit costs and a decline of $0.6 million in audit, tax and Sarbanes-Oxley consulting services. Expense reductions also consisted of certain first quarter 2005 costs which did not recur in 2006, including $0.6 million of strategic consulting fees for the Life Sciences segment and a $0.3 million employee compensation accrual related to the IVT acquisition.

Restructuring charge

In the first quarter of 2006, we vacated the remaining part of our old leased office space in New York and occupied smaller leased space, also in midtown Manhattan. We also revised our estimate of expected future sublease income for the vacated space. These actions resulted in additional charges during the three months ended March 31, 2006, and consist of the discounted remaining future minimum lease payments due under non-cancelable leases, net of estimated future sublease income. These lease commitments expire at various dates through 2010.

Pre-tax restructuring charges incurred are as follows (in thousands):

Three Months Ended
March 31,
2006
Facility exit costs	$2,421
Employee severance and other termination costs	(16)
Restructuring charge	$2,405

Depreciation and amortization expense

Depreciation and amortization expense declined $1.3 million to $8.7 million in the first quarter of 2006 from $10.0 million in the first quarter of 2005 primarily due to the effect of the double declining balance method of accelerated amortization on our exhibitor and advertiser lists partially offset by additional amortization expense related to the businesses acquired in 2005.

Interest expense

Interest expense in the first quarter of 2006 declined $3.9 million, or 22.1%, to $13.8 million from $17.7 million in the first quarter of 2005 primarily due to the repayment of $20.4 million of our term loans, $8.7 million of our fixed rate notes, and $117.8 million of our floating rate notes in the second quarter of 2005 with the proceeds from the sale of the Portfolio Group. See “—Liquidity and Capital Resources- Credit Facility Amendment and Credit Facility and Second Priority Secured and Floating Rate Notes Repayment.”

At March 31, 2006, $451.4 million, or 98%, of our total debt is at a fixed rate with the remaining 2% of our debt subject to interest rate fluctuations.

Provision (benefit) for income taxes

The provision for income taxes before discontinued operations was a provision of $2.0 million in the first quarter of 2006 compared to a provision of $1.8 million in the first quarter of 2005. The provision relates to income taxes in certain foreign jurisdictions and a deferred tax provision related to the basis of goodwill for tax purposes being less than the carrying value of goodwill for financial reporting purposes. We recorded no income tax benefit related to the net operating losses we generated during 2005 or 2004 because we have established a valuation allowance to offset any related tax benefits due to uncertainty about realization of these benefits.

Discontinued operations

In December 2005, we sold our Arenacross Championship Series for a total selling price of $0.2 million. The loss on the sale of $0.4 million was recorded in December 2005.

In the second quarter of 2005, the Company discontinued the remaining East Coast Fashion trade show business acquired in the 1999 Larkin transaction and recognized a $2.3 million impairment charge for the remaining carrying value of the intangible assets of this business.

In May and July 2005, Advanstar sold certain businesses to Questex for net cash of $173.8 million. A gain of $52.9 million on the sale of these assets was recorded in 2005.

See further information regarding discontinued operations in “—Presentation of Financial Information—Acquisitions and Divestitures.”

Liquidity and Capital Resources

Our principal sources of liquidity have been, and are expected to be, cash flow from operations and borrowings under our credit facility. Our principal uses of cash have been, and are expected to be, the debt service requirements of our indebtedness described below, dividends to Advanstar, Inc. to permit funding of its debt service, capital expenditures, investments in our products and selective acquisitions.

Sources and uses of funds

We generally operate with negative working capital, excluding cash and current maturities of long-term debt, due to the impact of deferred revenue from shows, which is billed and collected as deposits up to one year in advance of the respective show.

Operating cash flows may be significantly affected by the working capital characteristics of our business. Deferred revenue increases on the balance sheet in the quarters immediately preceding our busy first quarter show season as we collect deposits for booth space several months in advance of the shows. Revenue and contribution margin are recognized in the quarter that the events are held, releasing the deferred revenue from the balance sheet.

We anticipate that our operating cash flow, together with borrowings under the credit facility and other future financings and refinancings, will be sufficient to fund our anticipated future operating expenses, capital expenditures, debt service and other obligations as they become due. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance. Our future performance and continued compliance with the covenants contained in our credit facility will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. We expect to be in compliance with our debt covenants during 2006.

As of March 31, 2006, we had cash and cash equivalents of $45.5 million and also had $58.9 million in availability under our revolving credit facility. During the quarter we paid a $12.9 million dividend to Advanstar, Inc. to pay interest on its discount notes in April 2006. The following table shows our cash flow activity for the three months ended March 31, 2006, and 2005, and should be read in conjunction with the consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net cash provided by operating activities	$13,841	$4,044
Net cash used in investing activities	(1,886)	(1,525)
Net cash used in financing activities	(12,961)	(4,888)
Effect of exchange rate changes on cash	(60)	251
Net decrease in cash and cash equivalents	$(1,066)	$(2,118)

The $9.8 million increase in cash provided by operating activities as compared to the first quarter of 2005 was due to the $7.6 million increase in operating income before depreciation and amortization and a reduction in cash interest payments of $3.9 million. These increases were partially offset by $0.4 million in IVT acquisition contingent consideration payments and cash flow provided by discontinued operations in first quarter 2005.

Net cash used in investing activities increased $0.4 million to $1.9 million in the first three months of 2006, from $1.5 million in the first three months of 2005. This increase was principally due to the increase in capital expenditures for computer upgrades and applications development and for build-outs and furnishing of our new downsized office in New York. We incurred capital expenditures of $1.9 million and $1.5 million in the first three months of 2006 and 2005. We anticipate that we will spend $9.8 million on capital expenditures in 2006, which will be funded by cash flows from operations. The majority of these expenditures are related to expansions and enhancements to our IT and communications infrastructure and management and operating group information systems, and office build-outs arising from our recent office consolidations. We believe that this amount of capital expenditure will be adequate to grow our business according to our business strategy and to maintain the key tradeshows, publications and business of our continuing operations.

We did not complete any acquisitions in the first quarter of 2006. In connection with any future acquisitions, as a part of our on-going business strategy, we may require additional funding, which may be provided in the form of additional debt or equity financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms or in a manner that complies with the restrictive covenants in our debt instruments. Consistent with our longstanding strategy, we continue to pursue potential acquisitions of complementary businesses.

Cash used in financing activities in the first three months of 2006 was $12.9 million compared to $4.9 million in the first three months of 2005. In the first quarter of 2006, we paid $12.9 million in dividends to our stockholder, Advanstar, Inc., to be used for cash interest payments in April 2006 relating to its 15% senior discount notes. In the first quarter of 2005, we repaid $4.6 million of our outstanding Term Loan B with the proceeds from the sale of a tradeshow business in the first quarter of 2004.

Debt service

As of March 31, 2006, we had total indebtedness of $461.3 million and $58.9 million of borrowings available under our revolving credit facility. Our principal debt obligations are described below.

Credit Facility Amendment and Credit Facility and Second Priority Secured and Floating Rate Notes Repayment

In connection with the sale of the Portfolio Group we repaid all outstanding term debt under our credit facility and amended the credit facility to retain revolving loan availability at $60 million while allowing for repayment of second lien and junior debt with a portion of the proceeds from the sale of the Portfolio Group. The amendment also revised the fixed charge coverage ratio to exclude from the calculation any interest expense related to debt repaid prior to July 31, 2005 with the proceeds from the sale of the Portfolio Group. See further information regarding the Portfolio Group divestiture in “—Presentation of Financial Information—Acquisitions and Divestitures.”

As a result of the sale of the Portfolio Group, our second priority senior secured notes indenture required that we either use the remaining net proceeds (after repayment of the Credit Facility borrowings) to invest in our business or to offer to purchase our second priority senior secured notes at par plus accrued interest. In June 2005, we offered to purchase up to $140.0 million of the second lien notes. Holders of the $8.7 million principal amount of the 10.75% Second Priority Senior Secured Notes (the “fixed rate notes”) tendered their notes for purchase, and we purchased all such notes.

Also in June 2005, we completed a cash tender offer for any and all of our outstanding Second Priority Senior Secured Floating Rate Notes due 2008 (the “floating rate notes”). Holders of the $117.8 million aggregate outstanding principal amount of the floating rate notes tendered their notes for purchase, and we purchased all such notes at a price equal to 107.3% (including a 3% consent fee) of outstanding principal plus accrued interest. In connection with the tender offer, we received consents to proposed amendments to the indenture governing the notes, resulting in the elimination of substantially all of the restrictive covenants and certain default provisions with respect to the floating rate notes.

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

Second priority senior secured notes

Our $9.8 million of floating rate notes mature in 2008. The floating rate notes bear interest at an annual rate equal to the three-month LIBOR, which is reset quarterly, plus 7.50%. Interest on the floating rate notes, along with amortization of 0.25% of the principal of such floating rate notes, is payable quarterly in cash. In connection with the tender offer described above, we and the trustee entered into a supplemental indenture that eliminated substantially all of the restrictive and reporting covenants, certain events of default and certain other provisions with respect to the floating rate notes and released the floating rate notes’ lien on the collateral under the indenture. The fixed rate notes remain secured by the collateral and subject to the restrictive covenants in the indenture.

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

The restricted covenants in our senior secured notes indenture and senior subordinated notes indenture provide that we can pay dividends only if our leverage ratio (as defined) is 6.0 to 1.0 or better and only from “a basket” equal to the amount by which our cumulative EBITDA (as defined) since January 1, 2001 exceeds 150% of our cumulative interest expense in that same period plus other items, including proceeds from equity offerings. In addition to the basket and notwithstanding the leverage ratio limitation on restricted payments, we can make additional restricted payments in an aggregate amount of up to $20 million to Advanstar, Inc. As of December 31, 2005, our leverage ratio under the most restrictive of these indentures was 5.96 to 1.0. In March 2006, we declared and paid a dividend of $12.9 million to Advanstar, Inc. to be used for servicing its debt obligations. As of March 31, 2006, our leverage ratio under the most restrictive of these indentures was 5.55 to 1.0.

We expect our results will allow us to continue to make dividend payments to Advanstar, Inc. for purposes of debt service. However, our results are subject to a variety of factors, including general economic conditions and conditions in our markets.  We may not generate sufficient cash flow from operations or be permitted by the terms of our debt instruments to pay dividends or distributions to Advanstar, Inc. in amounts sufficient to allow it to pay cash interest on the parent company notes.  If Advanstar, Inc. is unable to meet its debt service obligations, it could attempt to restructure or refinance its indebtedness or seek additional equity capital.  We cannot assure you that Advanstar, Inc. will be able to accomplish these actions on satisfactory terms or at all. A default under the parent company notes could result in an acceleration of all outstanding loans under our credit facility which, in turn, would trigger a cross-default under both our second priority senior secured notes and our senior subordinated notes.

Contractual and contingent obligations

Our contractual obligations (excluding accounts payable and accrued expenses), as of March 31, 2006 are as set forth below (in millions):

	Payments Due By Period
	2006 (1)	2007	2008	2009	2010	2011	After 2011	Total
Indebtedness	$0.2	$0.1	$9.7	$—	$292.1	$160.0	$—	$462.1
Interest on indebtedness (2)	41.8	51.2	50.9	50.6	42.7	9.6	—	246.8
Operating lease obligations	4.7	5.3	5.1	3.8	1.9	1.0	4.0	25.8
Total contractual cash obligations	$46.7	$56.6	$65.7	$54.4	$336.7	$170.6	$4.0	$734.7

(1)             For the period from April 1, 2006 through December 31, 2006.

(2)             Interest on our variable rate debt is calculated using LIBOR of 4.83%, the rate in effect on March 31, 2006. Because our variable rate debt bears interest at a variable rate, actual payments could differ.

We have no material capital lease obligations or purchase obligations. We have contingent obligations composed of $1.1 million of letters of credit securing our lease facilities. Additionally, as a result of acquisitions discussed above, we may have future cash consideration payable to the former selling shareholders based on the acquired businesses’ future periods operating results.

Off-balance sheet arrangements

We have no material off-balance sheet arrangements.

Item 3.                          Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, which are the potential losses arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We have previously entered into financial instruments to manage and reduce the impact of changes in interest rates and foreign currency exchange rates.

INTEREST RATES

At March 31, 2006, we had fixed rate debt of $451.4 million and variable rate debt of $9.8 million.  A change in interest rates of 1% would not be material to our operating results.

CURRENCIES

Outside of the United States, we maintain assets and operations in the United Kingdom. These assets and operations, and our exposure to any currency gains or losses, are not material to our operating results.

Item 4.                          Controls and Procedures

Evaluation of disclosure controls and procedures.

Advanstar’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective

Changes in internal controls.

There were no significant changes during the Company’s first fiscal quarter in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II                             OTHER INFORMATION

Items 1 to 5 of form 10-Q are not applicable.

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

ADVANSTAR COMMUNICATIONS INC.

May 15, 2006	/s/ DAVID W. MONTGOMERY
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