Form 10-Q
period 2006-06-30
ADVANSTAR COMMUNICATIONS INC
filed 2006-08-14
CIK 1062771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  333-57201

Advanstar Communications Inc.
(Exact name of registrant as specified in its charter)

New York
(State or other jurisdiction of
incorporation or organization)

59-2757389
(I.R.S. Employer
Identification No.)

641 Lexington Avenue, New York, NY
(Address of principal executive offices)

10022
(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (212) 951-6600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.
Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule  2b-2 of the Exchange Act).Yes ☐   No ☒

As August 14, 2006, 1,000,000 shares of the registrant’s common stock were outstanding.

PART I FINANCIAL INFORMATION

Advanstar Communications Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	June 30,	December 31,
ASSETS	2006	2005

Current assets:
Cash and cash equivalents	$51,781	$46,609
Accounts receivable, net of allowance of $1,026 and $1,076 at June 30, 2006 and December 31, 2005	22,861	24,607
Prepaid expenses	9,988	7,871
Other	2,048	1,965

Total current assets	86,678	81,052

Due from parent	2,400	2,232

Property, plant and equipment, net	21,560	21,306

Intangible and other assets:
Goodwill	596,268	594,982
Intangibles and other, net	48,844	62,644
Total intangible and other assets, net	645,112	657,626
Non-current assets held for sale	4,620	4,620
	$760,370	$766,836

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$101	$201
Accounts payable	13,765	12,342
Accrued compensation	4,490	7,236
Other accrued expenses	29,871	30,758
Deferred revenue	44,067	46,472
Total current liabilities	92,294	97,009

Long-term debt, net of current maturities	471,663	461,786
Deferred income taxes	35,317	31,500
Other long-term liabilities	3,221	4,933

Commitments and contingencies

Stockholder’s equity:
Common stock, $.01 par value, 3,500,000 shares authorized; 1,000,000 shares issued and outstanding at June 30, 2006 and December 31, 2005	10	10
Capital in excess of par value	434,431	447,367
Accumulated deficit	(285,941)	(284,182)
Accumulated other comprehensive income	9,375	8,413
Total stockholder’s equity	157,875	171,608
	$760,370	$766,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar Communications Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands)

	For the
	Three Months Ended
	June 30,
	2006	2005

Revenue	$59,238	$55,990

Operating expenses:
Cost of production (excluding depreciation)	11,806	11,293
Selling, editorial and circulation (excluding depreciation)	27,846	26,632
General and administrative (excluding depreciation)	10,479	9,816
Restructuring charge	(80)	2,015
Depreciation and amortization	10,030	9,519

Total operating expenses	60,081	59,275

Operating loss	(843)	(3,285)

Other income (expense):
Interest expense	(14,054)	(17,610)
Interest income	482	668
Loss on extinguishment of debt	(497)	(12,581)
Other expense, net	(4)	(38)

Loss from continuing operations before income taxes	(14,916)	(32,846)
Provision (benefit) for income taxes	1,871	(3,680)
Loss from continuing operations	(16,787)	(29,166)
(Loss) income from operations of discontinued businesses, net of taxes (see Note 4)	(48)	44,675
Net (loss) income	$(16,835)	$15,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar Communications Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands)

	For the
	Six Months Ended
	June 30,
	2006	2005

Revenue	$165,816	$146,562
Operating expenses:
Cost of production (excluding depreciation)	33,945	27,519
Selling, editorial and circulation (excluding depreciation)	60,541	56,666
General and administrative (excluding depreciation)	20,557	22,500
Restructuring charge	2,325	2,015
Depreciation and amortization	18,692	19,477
Total operating expenses	136,060	128,177

Operating income	29,756	18,385

Other income (expense):
Interest expense	(27,826)	(35,274)
Interest income	957	845
Loss on extinguishment of debt (see Note 6)	(497)	(12,581)
Other income (expense), net	(157)	(21)
Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	2,233	(28,646)
Provision (benefit) for income taxes	3,870	(1,885)
Loss from continuing operations before cumulative effect of accounting change	(1,637)	(26,761)
(Loss) income from operations of discontinued businesses, net of taxes (see Note 4)	(122)	43,797
(Loss) income before cumulative effect of accounting change	(1,759)	17,036
Cumulative effect of accounting change (see Note 10)	—	4,618
Net (loss) income	$(1,759)	$21,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar Communications Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2006	2005

Operating activities:
Net (loss) income	$(1,759)	$21,654
Adjustments to reconcile net (loss) income to net cash from operating activities:
Cumulative effect of accounting change	—	(4,618)
Impairment of intangible assets	—	2,272
Depreciation and amortization	18,692	22,431
Write-off of deferred financing costs	497	3,517
Gain on derivative financial instruments	—	(52)
Loss on asset disposal	176	—
Gain on sale of business and other assets	—	(53,053)
Losses of minority interest holders	—	566
Non-cash interest expense	1,379	1,587
Deferred income taxes	3,816	10,940
Provision for bad debts	374	471
Changes in operating assets and liabilities	(6,957)	(19,338)
Net cash provided by (used in) operating activities	16,218	(13,623)

Investing activities:
Additions to property, plant and equipment	(6,102)	(2,740)
Acquisitions of intangible assets and other	(50)	(476)
Proceeds from sale of business and other assets	21	166,739
Net cash (used in) provided by investing activities	(6,131)	163,523

Financing activities:
Payments of long-term debt	(150)	(152,117)
Proceeds from issuance of long-term debt	10,000	—
Payment of deferred finance costs	(1,526)	(129)
Dividends paid to minority interest holders	—	(900)
Dividend paid to stockholder	(12,936)	—
Net cash used in financing activities	(4,612)	(153,146)
Effect of exchange rate changes on cash	(303)	384
Net increase (decrease) in cash and cash equivalents	5,172	(2,862)
Cash and cash equivalents, beginning of period	46,609	41,223
Cash and cash equivalents, end of period	$51,781	$38,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar Communications Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.                          Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Advanstar Communications Inc. (“Communications,” or the “Company”) in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  Management believes that all adjustments, consisting solely of normal recurring items, considered necessary for a fair statement of financial position and results of operations, have been included.  These condensed consolidated financial statements, however, should be read in conjunction with the audited financial statements and the related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 30, 2006.  The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2006.

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

3.                          Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by operating segment are as follows (in thousands):

	Fashion &	Life
	Licensing	Sciences	Powersports	Other	Total
Balance as of December 31, 2005	$316,554	$188,837	$79,674	$9,917	$594,982
Goodwill acquired or completion of purchase price allocation	9	—	41	—	50
Foreign currency translation	—	—	—	1,236	1,236
Balance as of June 30, 2006	$316,563	$188,837	$79,715	$11,153	$596,268

Trade exhibitor and advertiser lists are amortized on a double-declining balance method over six years and five years, respectively, subscriber lists and other intangible assets are amortized on a straight-line basis over three to ten years, and trademarks and trade names are amortized on a straight-line basis over twenty years.  These intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2006	2005

Trade exhibitor lists	$133,203	$132,936
Advertiser lists	29,680	29,680
Subscriber lists	6,023	6,023
Trade names and trademarks	19,211	19,211
Other intangible assets	20,071	20,275
Deferred financing costs	18,356	18,668
	226,544	226,793
Accumulated amortization	(177,700)	(164,149)
Total intangible and other assets, net	$48,844	$62,644

Estimated amortization expense of identified intangible and other assets for the remaining six months of 2006 and for the next five years is as follows (in thousands):

2006	$7,754
2007	8,372
2008	5,454
2009	1,919
2010	1,570
2011	1,092

4.                          Acquisitions and Divestitures

Acquisitions
All acquisitions (collectively, the “Acquired Businesses”) have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the dates of the acquisitions.  The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill.  Results of operations for the Acquired Businesses have been included in the accompanying condensed consolidated financial statements since their respective dates of acquisition.  The Acquired Businesses have been consummated to expand the Company’s show and publication presence within its existing market sector and to maximize marketing and customer service infrastructure and expertise.

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

On August 23, 2005, the Company purchased a fashion industry tradeshow business and related products from the owner of POOL Tradeshow (‘‘POOL’’) for $3.0 million in cash.  In addition, the Company may pay additional contingent cash consideration to the former owner based on the 2007 and 2008 operating results from the acquired business and the owner’s continued employment with the Company.  Any contingent consideration paid will be recorded as compensation expense when earned by the former owner (see Note 13 for subsequent event).

On August 19, 2005, the Company purchased Project Global Tradeshow, Inc. (‘‘Project”), a producer of tradeshows serving the fashion industry, for $9.9 million in cash, subject to a working capital adjustment, which will be completed in 2006.  The Company does not believe the final allocation of purchase price will be materially different from preliminary estimates. In addition, the Company may pay additional contingent cash consideration to the former shareholders based on the 2007 and 2008 operating results of the acquired business and their continued employment with the Company.  Any contingent consideration paid will be recorded as compensation expense when earned by the former shareholders.

In the second quarter of 2005, the Company completed two other acquisitions of consumer tradeshow businesses with an aggregate purchase price of $0.5 million in cash.

The Company has recognized contingent consideration for the Acquired Businesses as compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
IVT contingent consideration	$—	$320	$—	$620

The change in the balance of accrued contingent consideration in the accompanying condensed consolidated balance sheet included as part of other accrued expenses is as follows (in thousands):

Total
Balance at December 31, 2005	$1,336
Contingent consideration	—
Payments to former shareholders	(448)
Balance at June 30, 2006	$888

The pro forma operating results of the Acquired Businesses for the three and six months ended June 30, 2005 discussed above are immaterial to the Company’s consolidated results of operations.

Divestitures
The operating results, related income taxes, and any gains or losses of the following divestitures (collectively, the “Disposed Businesses”) have been reported in discontinued operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2006 and 2005.  Interest expense was not allocated to any of the Company’s discontinued operations.

Arenacross
In December 2005, the Company sold its Arenacross Championship Series business (“Arenacross”) for a total selling price of $0.2 million. The Company recorded a $0.4 million loss on the sale.  Arenacross had no revenue in the three or six months ended June 30, 2005.

East Coast Fashion Tradeshow Acquired from Larkin-Pluznik-Larkin, LLC
In the second quarter of 2005, the Company discontinued the remaining East Coast Fashion tradeshow business acquired in the 1999 Larkin transaction (“East Coast Fashion”) and recognized a $2.3 million impairment, which was the carrying value of the related intangibles.  East Coast Fashion had $0.9 million of revenue in the three and six months ended June 30, 2005.

Portfolio Group
On May 23, 2005, the Company, Advanstar, Inc. and certain affiliates (Advanstar Expositions Canada Limited and Advanstar.com) completed the sale of virtually all its business assets and liabilities associated with its tradeshows and conferences, trade publications and direct marketing products serving information technology, communications, travel, beauty, home entertainment, and portfolio markets, including the shares of the Company’s Hong Kong subsidiaries.  The shares of the Company’s Brazilian subsidiary were sold to the same buyer in July 2005 after obtaining final regulatory approval. Collectively, all of the above properties are referred to as “the Portfolio Group.” The sale price for these assets and shares was $185.0 million in cash less selling expenses and working capital adjustments of $11.2 million.  The Company recorded a gain of $52.9 million on the sale.

Revenue of the Portfolio Group, included in discontinued operations in the condensed consolidated statements of operations, was $25.5 million and $49.0 million for the three and six months ended June 30, 2005.

Assets Held for Sale
In the second quarter of 2005, the Company committed to a plan to sell its Cleveland office building and land (“the Cleveland Office”). The Company ceased depreciation of these assets, effective second quarter of 2005. As of June 30, 2006 and December 31, 2005, the Company reported this building and land as assets held for sale in the condensed consolidated balance sheet.

The financial results of the Disposed Businesses included in discontinued operations in the accompanying condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
(Loss) income before income taxes	$(48)	$57,152	$(167)	$58,574
Income tax provision (benefit)	—	12,557	(45)	14,211
Minority interests	—	80	—	(566)
(Loss) income from operations of discontinued businesses	$(48)	$44,675	$(122)	$43,797

The Company allocated $121.8 million of goodwill to the Portfolio Group and included the allocated goodwill in its calculation of gain on disposal in the second quarter of 2005.  Goodwill allocated to the Portfolio Group was based on its relative fair value to the entire reporting unit prior to disposal.

5.                          Debt

Credit facility
The Company is party to a credit facility (the “Credit Facility”) with a group of financial institutions acting as lenders. On May 24, 2006, the Company amended and restated its existing credit facility. The amended Credit Facility reduced the revolving loan from $60.0 million to $50.0 million, added a $10.0 million Term Loan, modified or eliminated certain restrictive covenants and extended the maturity date from April 2007 to May 2009 for the entire Credit Facility. The Credit Facility is guaranteed by the Company’s parent, Advanstar, Inc., its parent, Advanstar Holdings Corp., and by the Company’s domestic subsidiaries and is collateralized by first priority liens on substantially all of the assets of the Company and the guarantors.  As a result of the amendment and restatement of the Credit Facility, the Company expensed unamortized deferred finance costs of $0.5 million and capitalized additional deferred finance costs of $1.5 million.

The Credit Facility contains restrictive covenants, including limitations on certain asset dispositions, dividends, investments and other restricted payments.  Failure to comply with the covenants could cause an event of default under the Credit Facility.  As of June 30, 2006, the Company had $2.1 million of unused letters of credit, which reduced borrowings available under the Credit Facility to $47.9 million.

Prior to June 2005, the Credit Facility consisted of (i) $25.0 million of term B loans due October 11, 2008, and (ii) $60.0 million of revolving loan availability through April 11, 2007.  In June 2005, the Company repaid the outstanding term B loans with proceeds from the sale of the Portfolio Group (see Note 4).

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

In connection with the tender offer, the Company and the trustee entered into a supplemental indenture with respect to the floating rate notes that eliminated substantially all of the restrictive and reporting covenants, certain events of default and certain other provisions and released the floating rate notes’ lien on the collateral under the indenture.  The fixed rate notes remain collateralized by the collateral and subject to the restrictive covenants in the indenture.

On June 23, 2006, the Company issued a notice of redemption to redeem all of its remaining $9.8 million of outstanding floating rate notes at par.  The redemption will occur on August 15, 2006.

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

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2006	2005
Revolving credit loan, interest at LIBOR plus 2.5%; due May 2009	$—	$—
Term loan, interest at LIBOR plus 2.5%; 7.83% at June 30, 2006 due May 2009	10,000	—
Second priority senior secured floating rate notes, interest at LIBOR plus 7.5%; 12.83% at June 30, 2006, due 2008	9,822	9,872
10.75% Second priority senior secured notes, due 2010, plus unamortized premium of $606 and $680 at June 30, 2006 and December 31, 2005, respectively	291,942	292,015
Senior subordinated notes, interest at 12.00%, due 2011	160,000	160,000
Acquisition note payable, due June 2006	—	100
	471,764	461,987
Less current maturities	(101)	(201)
	$471,663	$461,786

6.                          Comprehensive Income

The table below presents comprehensive income, defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net (loss) income	$(16,835)	$15,509	$(1,759)	$21,654
Change in cumulative translation adjustment	768	535	962	77
Change in unrealized losses on derivative financial instruments	—	(25)	—	(51)
Comprehensive (loss) income	$(16,067)	$16,019	$(797)	$21,680

7.                          Segments

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” During the first quarter of 2006, the Company undertook a strategic change in the monitoring and management of the business to better reflect management’s focus and commitment to its three industry-focused segments: Fashion & Licensing, Life Sciences, and Powersports.  This change was prompted as a result of a substantial change in the business organization following the divestiture of the Portfolio Group (see Note 4).  The Company has included its non reportable operating segments in Other.  In the Company’s most recently filed annual report on Form 10-K for the year ended December 31, 2005, the Company’s reportable segments were by product type rather than by market sector as currently is being reported.  The Company has restated its segment information for the three and six months ended June 30, 2005 into the new reportable segments.

The Company evaluates the performance of, and allocates resources to, its segments based on contribution margin — defined as revenue less cost of production; selling, editorial and circulation; and certain allocated general and administrative costs, which is a non-GAAP measure.   The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  There are no inter-segment sales or transfers.  Assets are not allocated to segments and therefore have not been presented.  Revenue and contribution margins of the Company’s reportable segments are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue
Fashion & Licensing	$10,952	$10,074	$59,046	$46,970
Life Sciences	40,002	38,977	75,122	71,679
Powersports	5,514	4,435	26,660	23,060
Other	2,770	2,504	4,988	4,853
Total	$59,238	$55,990	$165,816	$146,562

Contribution margin
Fashion & Licensing	$4,999	$4,286	$33,917	$27,872
Life Sciences	13,428	12,488	23,580	21,660
Powersports	(115)	(1,043)	10,410	8,114
Other	173	1,199	1,170	2,458

The reconciliation of total segment contribution margin to consolidated income from continuing operations before income taxes and cumulative effect of accounting change is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Total segment contribution margin	$18,485	$16,930	$69,077	$60,104
General and administrative expense not allocated to segment operations	(9,378)	(8,681)	(18,304)	(20,227)
Restructuring charge	80	(2,015)	(2,325)	(2,015)
Depreciation and amortization	(10,030)	(9,519)	(18,692)	(19,477)
Other expense (primarily interest)	(14,073)	(29,561)	(27,523)	(47,031)
(Loss) income from continuing operations before income taxes and cumulative effect of accounting change	$(14,916)	$(32,846)	$2,233	$(28,646)

8.                          Restructuring Activity

Related to the sale of the Portfolio Group (see Note 4), in May 2005, the Company ceased use of certain leased office space in New York, NY, Milford, CT, and Santa Ana, CA.  In the third quarter of 2005, the Company vacated additional leased office space in Milford, CT and Chicago, IL. These activities resulted in charges to the Company’s operations during 2005.  In the first quarter of 2006, the Company vacated additional leased office space in New York, NY, and revised its estimate of expected future sublease income for this space, resulting in additional charges during the first quarter of 2006. These charges consist of the discounted remaining future minimum lease payments due under non-cancelable leases, net of estimated future sublease income. These lease commitments expire at various dates through 2010.

Effective June 2006, the Company entered into a lease modification and surrender agreement for approximately 60% of its vacated office space in New York, NY.  Under the terms of the agreement, the Company will pay the landlord $2.8 million in cash, the lease covering the surrendered space will be terminated and it will have no further future lease obligations for the portion of the space surrendered.  In June 2006 the Company adjusted its accrual for this space based upon the terms of the agreement and recorded a gain of $0.1 million.

During 2005 the Company notified 120 employees that they would be severed from the Company in connection with the sale of the Portfolio Group and the reorganization of the Company’s operating  and support department management team.  As of June 30, 2006, 117 of these employees have been terminated.  Severance payments are expected to continue through 2007.

Restructuring charges incurred are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Facility exit costs	$(82)	$794	$2,339	$794
Employee severance and other termination costs	2	1,221	(14)	1,221
Restructuring charge	$(80)	$2,015	$2,325	$2,015

The summary of the Company’s change in restructuring accruals is as follows (in thousands):

	Facility Exit Costs	Employee Severance	Total
Balance at December 31, 2005	$3,412	$807	$4,219
Restructuring charge	2,339	(14)	2,325
Utilized-cash	(1,299)	(687)	(1,986)
Utilized-non-cash	—	—	—
Balance at June 30, 2006	$4,452	$106	$4,558

The restructuring accrual balance in the accompanying condensed consolidated balance sheet is $4.6 million and $4.2 million at June 30, 2006 and December 31, 2005, of which $3.7 million and

$2.1 million is in other accrued expenses at June 30, 2006 and December 31, 2005, and $0.9 million and $2.1 million is in other long term liabilities at June 30, 2006 and December 31, 2005.

9.                          Stock Based Compensation

On January 1, 2006, the Company adopted Statements of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”).  Under SFAS 123R, the Company’s share based awards meet the definition of liability awards.  As allowed under the provisions of this statement for entities not meeting the public company definition, the Company adopted the intrinsic value method of accounting for its liability awards.  Accordingly, compensation expense and a related liability is recorded only if the value of the Company’s shares underlying its share based awards are greater than the awards’ exercise price as of the end of the applicable reporting period.  As of June 30, 2006, the Company’s management has determined that the fair value of its common stock underlying its share based option awards is less than the exercise price of all its options.  Accordingly, no liability or expense has been recorded during the three or six months ended June 30, 2006.  The Company had no options exercised or cash settlement transactions during the three or six months ended June 30, 2006 relating to its stock option plan.

Prior to January 1, 2006, the Company accounted for its stock options and awards to employees under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No compensation expense was recorded in the condensed consolidated statement of operations for the three and six months ended June 30, 2005.

On October 12, 2000, Advanstar Holdings Inc. (“Holdings”), the parent company of Advanstar, Inc., adopted the 2000 Management Incentive Plan (“the Plan”).  A maximum of 4,072,789 shares of Holdings are authorized for grant to participants under the Plan.  Options are granted by Holdings’ board of directors at an exercise price of not less than the fair value of Holdings common stock at the date of grant and vest over a maximum of nine years.   Shares available for grant under the Plan totaled 297,789 at June 30, 2006.

A summary of stock option activity under the Plan is as follows:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Outstanding at December 31, 2005	3,965,000	$10.00
Cancelled	(190,000)	10.00
Outstanding at June 30, 2006	3,775,000	$10.00

At June 30, 2006, the outstanding stock options had a weighted average remaining contractual life of 4.8 years and an exercise price of $10.00 per option.  Of the options outstanding at June 30, 2006, 2,661,040 were exercisable.

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

Advanstar, Inc. notes

In February 2001, Advanstar, Inc. issued discount notes bearing interest at 15% (the “Discount Notes”) with an aggregate principal amount due October 2011 of $171.8 million.  These notes require cash interest payments starting in April 2006.  Neither the Company nor any of its subsidiaries guarantee the Discount Notes.

Advanstar, Inc. is a holding company and its ability to pay interest on the Discount Notes will be dependent upon the receipt of dividends from its subsidiaries, including the Company.  The Credit Facility, Senior Secured Notes and the Senior Subordinated Notes impose substantial restrictions on the Company’s and its subsidiaries’ ability to pay dividends.

The restricted payments covenants in the Company’s Senior Secured Notes indenture and Senior Subordinated Notes indenture provide that it can pay dividends only if its leverage ratio (as defined) is 6.0 to 1.0 or better and only from “a basket” as defined as the amount by which its cumulative EBITDA (as defined) since January 1, 2001 exceeds 150% of the Company’s cumulative interest expense in that period plus other items including proceeds from equity offerings. The Company cannot assure you its results will in fact improve to a point to allow it to make future distributions in light of these restrictions.  Failure to pay the interest on these notes will be a default under the notes and also result in a default under the Company’s Credit Facility, which could have a material adverse effect on the Company’s financial position, results of operations, and cash flows and/or could impact the Company’s ability to continue to operate without an amendment or restructuring of its Credit Facility and the notes.  Notwithstanding the leverage ratio limitation on restricted payments, the Company can make restricted payments in an aggregate amount of up to $20 million to Advanstar, Inc., none of which has been used as of June 30, 2006.  On March 14, 2006, the Company declared and paid a dividend of $12.9 million to Advanstar, Inc. to be used for its April 2006 interest payment on its Discount Notes.  Debt service on the discount notes will be $38.7 million during the next 18 months ending December 31, 2007.  The Company expects its results will allow it to continue to make dividend payments to Advanstar, Inc., for purposes of debt service.

11.                   Relationship with Advanstar.com, Inc.

Advanstar.com, Inc. (“Advanstar.com”), an affiliate of the Company, operates the Company’s event and publication-related web sites and develops certain enhanced web opportunities to serve the Company’s customers in selected industries.

Effective January 1, 2005, the Company began consolidating the operations of Advanstar.com with its operations upon the adoption of Financial Accounting Standards Board (“FASB”) Interpretation

No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities.  As a result of the adoption of FIN 46R, the Company recorded a $4.6 million gain, which was recorded as a cumulative effect of accounting change in the first quarter of 2005.

12.                   Recently Issued Accounting Pronouncements

In July 2006 FASB issued Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.  FIN 48 prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.  The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007.  The Company is in the process of determining the effect, if any, that the adoption of FIN 48 will have on its consolidated financial statements.

13.                   Subsequent Events

Dividend Payment

In July 2006, the Company’s ultimate parent, Advanstar Holdings Corp., entered into a stock purchase agreement with the Company’s former Chief Executive Officer, Robert L. Krakoff.  Pursuant to the agreement, Advanstar Holdings Corp. agreed to repurchase all of the shares of its common stock held by Mr. Krakoff for $9.00 per share.  Simultaneously with the execution of the stock purchase agreement, Advanstar Holdings Corp. entered into a cancellation of stock options agreement whereby Mr. Krakoff surrendered all of his stock options.  The Company declared and paid a $3.3 million dividend to its parent, Advanstar, Inc. for purposes of funding this transaction.

Termination Agreement

In July 2006, the Company and the former owner of POOL entered into an agreement to terminate the former owner’s employment with the Company and settle all their respective rights and obligations under the POOL asset purchase agreement and an employment agreement entered into in connection with the POOL acquisition.  The agreement provides for an initial payment of $1.5 million to the former owner in July 2006 and an additional payment of $0.5 million in 2007 as final payment under the agreement.  This consideration will be recorded as compensation expense in the third quarter of 2006.  The POOL purchase agreement originally provided for additional contingent cash consideration to be paid to the former owner based on the 2007 and 2008 operating results of POOL and required the owner’s continued employment with the Company.  These future contingent purchase price and employment-related payments were canceled as part of the agreement.

14.                   Unaudited Supplemental Guarantor Condensed Consolidating Financial Statements

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

Advanstar Communications Inc.

Condensed Consolidating Balance Sheets (Unaudited)

At June 30, 2006
(In thousands)

		Guarantor	Non Guarantor		Consolidated
ASSETS	Communications	Subsidiaries	Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$48,692	$1,798	$1,291	$—	$51,781
Accounts receivable, net	20,597	826	1,438	—	22,861
Prepaid expenses	6,380	3,074	534	—	9,988
Other	2,002	—	46	—	2,048

Total current assets	77,671	5,698	3,309	—	86,678

Non-current assets:
Due from parent	2,400	—	—	—	2,400
Property, plant and equipment, net	18,476	2,907	177	—	21,560
Deferred tax asset	3,481	502	—	(3,983)	—
Intangible and other assets, net	362,548	258,907	23,657	—	645,112
Investments in subsidiaries	527,103	—	—	(527,103)	—
Intercompany receivable	—	279,800	(5,949)	(273,851)	—
Non-current assets held for sale	4,620	—	—	—	4,620
	$996,299	$547,814	$21,194	$(804,937)	$760,370

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$101	$—	$—	$—	$101
Accounts payable	10,966	1,692	1,107	—	13,765
Accrued liabilities	27,425	6,550	386	—	34,361
Deferred revenue	15,880	27,005	1,182	—	44,067
Total current liabilities	54,372	35,247	2,675	—	92,294
Long-term debt, net of current maturities	471,663	—	—	—	471,663
Deferred income taxes and other long-term liabilities	38,538	3,798	185	(3,983)	38,538
Intercompany payable	273,851	—	—	(273,851)	—
Stockholder’s equity:
Common stock	10	8	353	(361)	10
Capital in excess of par value	434,431	448,112	48,704	(496,816)	434,431
(Accumulated deficit) retained earnings	(285,941)	60,649	(40,098)	(20,551)	(285,941)
Accumulated other comprehensive income	9,375	—	9,375	(9,375)	9,375
Total stockholder’s equity	157,875	508,769	18,334	(527,103)	157,875
	$996,299	$547,814	$21,194	$(804,937)	$760,370

Advanstar Communications Inc.
Condensed Consolidating Statements of Operations (Unaudited)
For the three months ended June 30, 2006
(in thousands)

	Communications	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenue	$55,550	$1,481	$2,207	$—	$59,238
Operating expenses:
Cost of production, selling, editorial, and circulation	35,308	2,586	1,758	—	39,652
General and administrative	9,536	666	277	—	10,479
Restructuring charge	(80)	—	—	—	(80)
Depreciation and amortization	5,825	4,041	164	—	10,030
Total operating expenses	50,589	7,293	2,199	—	60,081
Operating income (loss)	4,961	(5,812)	8	—	(843)
Other income (expense):
Interest expense, net	(13,579)	—	7	—	(13,572)
Loss on extinguishment of debt	(497)	—	—	—	(497)
Other income (expense), net	134	—	(138)	—	(4)
Loss from continuing operations before income taxes	(8,981)	(5,812)	(123)	—	(14,916)
Provision (benefit) for income taxes	3,944	(2,073)	—	—	1,871
Equity in earnings of subsidiaries	(3,862)	—	—	3,862	—
(Loss) income from continuing operations	(16,787)	(3,739)	(123)	3,862	(16,787)
(Loss) income from operations of discontinued businesses, net of taxes	(48)	—	13	(13)	(48)
Net (loss) income	$(16,835)	$(3,739)	$(110)	$3,849	$(16,835)

Advanstar Communications Inc.
Condensed Consolidating Statements of Operations (Unaudited)
For the six months ended June 30, 2006
(In thousands)

	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Revenue	$113,760	$48,109	$3,947	$—	$165,816
Operating expenses:
Cost of production and selling, editorial and circulation	70,581	20,512	3,393	—	94,486
General and administrative	18,791	1,156	610	—	20,557
Restructuring charge	2,325	—	—	—	2,325
Depreciation and amortization	10,389	7,980	323	—	18,692
Total operating expenses	102,086	29,648	4,326	—	136,060
Operating income (loss)	11,674	18,461	(379)	—	29,756
Other income (expense):
Interest (expense) income, net	(26,876)	—	7	—	(26,869)
Loss on extinguishment of debt	(497)	—	—	—	(497)
Other income (expense), net	100	(2)	(255)	—	(157)
(Loss) income from continuing operations before income taxes	(15,599)	18,459	(627)	—	2,233
(Benefit) provision for income taxes	(3,319)	7,189	—	—	3,870
Equity in earnings of subsidiaries	10,643	—	—	(10,643)	—
(Loss) income from continuing operations	(1,637)	11,270	(627)	(10,643)	(1,637)
Discontinued operations:
(Loss) income from operations of discontinued businesses, net of taxes	(122)	—	19	(19)	(122)
Net (loss) income	$(1,759)	$11,270	$(608)	$(10,662)	$(1,759)

Advanstar Communications Inc.
Condensed Consolidating Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2006
(In thousands)

		Guarantor	Non Guarantor		Consolidated
	Communications	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities:
Net (loss) income	$(1,759)	$11,270	$(608)	$(10,662)	$(1,759)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Equity in earnings of subsidiaries	(10,662)	—	—	10,662	—
Depreciation and amortization	10,389	7,980	323	—	18,692
Other non-cash items	6,183	115	(56)	—	6,242
Change in working capital items	10,336	(18,490)	1,197	—	(6,957)
Net cash provided by operating activities	14,487	875	856	—	16,218
Investing activities:
Additions to property, plant and equipment	(5,261)	(803)	(38)	—	(6,102)
Acquisitions of intangible assets and other	(30)	1	—	—	(29)
Net cash used in investing activities	(5,291)	(802)	(38)	—	(6,131)
Financing activities:
Payments of long-term debt	(150)	—	—	—	(150)
Proceeds from issuance of long-term debt	10,000	—	—	—	10,000
Deferred finance costs	(1,526)	—	—	—	(1,526)
Dividend paid to stockholder	(12,936)	—	—	—	(12,936)
Net cash used in financing activities	(4,612)	—	—	—	(4,612)
Effect of exchange rate changes on cash	—	—	(303)	—	(303)
Net increase in cash and cash equivalents	4,584	73	515	—	5,172
Cash and cash equivalents, beginning of year	44,108	1,725	776	—	46,609
Cash and cash equivalents, end of year	$48,692	$1,798	$1,291	$—	$51,781

Advanstar Communications Inc.
Condensed Consolidating Balance Sheets
At December 31, 2005
(In thousands)

		Guarantor	Non Guarantor		Consolidated
	Communications	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$44,108	$1,725	$776	$—	$46,609
Accounts receivable, net	23,140	446	1,021	—	24,607
Prepaid expenses	6,539	1,136	196	—	7,871
Other	1,929	—	36	—	1,965
Total current assets	75,716	3,307	2,029	—	81,052
Non-current assets
Due from parent	2,232	—	—	—	2,232
Property, plant and equipment, net	18,360	2,778	168	—	21,306
Deferred tax asset	3,217	502	—	(3,719)	—
Intangible and other assets, net	368,693	266,246	22,687	—	657,626
Investments in subsidiaries	515,479	—	—	(515,479)	—
Intercompany receivable	—	259,760	(5,423)	(254,337)	—
Non-current assets held for sale	4,620	—	—	—	4,620
	$988,317	$532,593	$19,461	$(773,535)	$766,836
Liabilities and Stockholder’s Equity
Current liabilities
Current maturities of long-term debt	$201	$—	$—	$—	$201
Accounts payable	10,948	449	945	—	12,342
Accrued liabilities	29,625	8,086	283	—	37,994
Deferred revenue	23,585	22,840	47	—	46,472
Total current liabilities	64,359	31,375	1,275	—	97,009
Long-term debt, net of current maturities	461,786	—	—	—	461,786
Deferred income taxes and other long-term liabilities	36,227	3,719	206	(3,719)	36,433
Intercompany payable	254,337	—	—	(254,337)	—
Stockholder’s equity
Common stock	10	8	353	(361)	10
Capital in excess of par value	447,367	448,112	48,704	(496,816)	447,367
(Accumulated deficit) retained earnings	(284,182)	49,379	(39,490)	(9,889)	(284,182)
Accumulated other comprehensive income (loss)	8,413	—	8,413	(8,413)	8,413
Total stockholder’s equity	171,608	497,499	17,980	(515,479)	171,608
	$988,317	$532,593	$19,461	$(773,535)	$766,836

Advanstar Communications Inc.

Condensed Consolidating Statements of Cash Flows (Unaudited)

For the three months ended June 30, 2005

(in thousands)

		Guarantor	Non Guarantor		Consolidated
	Communications	Subsidiaries	Subsidiaries	Eliminations	Total

Revenue	$54,478	$(188)	$1,700	$—	$55,990
Operating expenses
Cost of production, selling, editorial, and circulation	35,329	1,233	1,363	—	37,925
General and administrative	8,816	376	624		9,816
Restructure charge	2,015	-	—	—	2,015
Depreciation and amortization	5,722	3,617	180	—	9,519
Total operating expenses	51,882	5,226	2,167	—	59,275
Operating income (expense)	2,596	(5,414)	(467)	—	(3,285)
Other income (expense)
Interest (expense) income, net	(16,949)	—	7	—	(16,942)
Loss on extingishment of debt	(12,581)	—	—	—	(12,581)
Other income (expense), net	141	(38)	(141)	—	(38)
Loss from continuing operations before income taxes	(26,793)	(5,452)	(601)	—	(32,846)

(Benefit) provision for income taxes	(1,795)	(1,886)	1	—	(3,680)
Equity in earnings of subsidiaries	(4,168)	—	—	4,168	—
(Loss) income from continuing operations	(29,166)	(3,566)	(602)	4,168	(29,166)

Income (loss) from operations of discontinued	44,675	—	(902)	902	44,675

Net income (loss)	$15,509	$(3,566)	$(1,504)	$5,070	$15,509

Advanstar Communications Inc.
Condensed Consolidating Statements of Operations (Unaudited)
For the six months ended June 30, 2005
(in thousands)

		Guarantor	Nonguarantor		Consolidated
	Communications	Subsidiaries	Subsidiaries	Eliminations	Total

Revenue	$107,182	$36,475	$2,905	$—	$146,562

Operating expenses:
Cost of production and selling, editorial and circulation	67,833	13,692	2,660	—	84,185
General and administrative	20,515	716	1,269	—	22,500
Funding of affiliated company operations	2,015	—	—	—	2,015
Depreciation and amortization	11,890	7,220	367	—	19,477
Total operating expenses	102,253	21,628	4,296	—	128,177
Operating income (loss)	4,929	14,847	(1,391)	—	18,385

Other income (expense):
Interest expense, net	(34,445)	—	16	—	(34,429)
Loss on early extinguishment of debt	(12,581)	—	—	—	(12,581)
Other income (expense), net	271	(38)	(254)	—	(21)
(Loss) income from continuing operations before income taxes and cumulative effect of accounting change	(41,826)	14,809	(1,629)	—	(28,646)
(Benefit) provision for income taxes	(7,592)	5,698	9	—	(1,885)
Equity in earnings of subsidiaries	7,473	—	—	(7,473)	—
Net (loss) income from continuing operations before cumulative effect of accounting change	(26,761)	9,111	(1,638)	(7,473)	(26,761)

Income (loss) from operations of discontinued businesses, net of tax	43,797	—	14,051	(14,051)	43,797
Income (loss) before cumulative effect of accounting change	17,036	9,111	12,413	(21,524)	17,036
Cumulative effect of accounting change	4,618	—	—	—	4,618
Net income (loss)	$21,654	$9,111	$12,413	$(21,524)	$21,654

Advanstar Communications Inc

Condensed Consolidating Statements of Operations (Unaudited)

For the three months ended June 30, 2005 (in thousands)

		Guarantor	Non Guarantor		Consolidated
	Communications	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities:
Net income (loss)	$21,654	$9,111	$12,413	$(21,524)	$21,654
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in earnings of subsidiaries	(21,524)	—	—	21,524	—
Gain on derivative financial instruments	(52)	—	—	—	(52)
Depreciation and amortization	14,572	7,220	639	—	22,431
Other non-cash items	(25,871)	24	(12,471)	—	(38,318)
Change in working capital items	(2,332)	(15,665)	(1,341)	—	(19,338)
Net cash (used in) provided by operating activities	(13,553)	690	(760)	—	(13,623)
Investing activities:
Additions to property, plant and equipment	(2,033)	(690)	(17)	—	(2,740)
Acquisitions of publications and tradeshows, net of proceeds	(476)	—	—	—	(476)
Proceeds from sale of business and other assets	165,639	—	1,100	—	166,739
Net cash provided by (used in) investing activities	163,130	(690)	1,083	—	163,523
Financing activities:
Payments of long-term debt	(152,117)	—	—	—	(152,117)
Deferred financing costs	(129)	—	—	—	(129)
Dividends paid to minority interest holders	(900)	—	—	—	(900)
Net cash used in financing activities	(153,146)	—	—	—	(153,146)
Effect of exchange rate changes on cash	—	—	384	—	384
Net (decrease) increase in cash and cash equivalents	(3,569)	—	707	—	(2,862)
Cash and cash equivalents, beginning of year	33,956	—	7,267	—	41,223
Cash and cash equivalents, end of year	$30,387	$—	$7,974	$—	$38,361

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

Overview

During the first quarter of 2006, we undertook a strategic change in the monitoring and management of our business to better reflect our focus and commitment to our three industry-focused segments.  This change was prompted as a result of a substantial change in our business organization following the divestiture of the Portfolio Group. See “Presentation of Financial Information—Acquisitions and Divestitures.”

We report our business in these three industry focused segments:

•

Fashion & Licensing, which serves the men’s, women’s, children’s and product sourcing sectors of the apparel industry as well as the merchandise licensing industry through industry tradeshows, conferences and on-line showrooms; publishing targeted magazines and directories; and offering a broad range of marketing support services;

•

Life Sciences, which serves the healthcare, dental, veterinary, pharmaceutical, and science fields through publishing primary and specialty care magazines and professional journals; organizing conferences and other events; developing continuing medical education (“CME”) products; and the creation of a wide variety of custom marketing projects; and

•	Powersports, which serves the motorcycle, off-road and automotive aftermarket industries through publishing trade and consumer magazines and shows and electronic products.

In addition to our three segments described above, we combine our European, market development and e-media operations into “Other.”

Unless otherwise noted, disclosures herein relate only to our continuing operations. All historical amounts have been reclassified to exclude results and gains or losses from discontinued operations. For further information on discontinued properties, see “Presentation of Financial Information—Acquisitions and Divestitures.”

Fashion & Licensing accounted for 36% and 32% of total revenue for the six months ended June 30, 2006 and 2005.  Life Sciences accounted for 45% and 49% of total revenue for the six months ended June 30, 2006 and 2005.  Powersports accounted for 16% of total revenue for the six months ended June 30, 2006 and 2005, while Other operations accounted for 3% of total revenue for the six months ended June 30, 2006 and 2005.  Our revenue reaches its highest levels during the first and third quarters of the year due to the timing of the MAGIC Marketplace tradeshows and our other large tradeshows and conferences.  Because show and conference revenue is recognized when a particular event is held, we may experience fluctuations in quarterly revenue based on the movement of show dates from one quarter to another.

Trends and Developments

Results for the first half of 2006 reflect the impact of our strategy put in place in 2005 to focus our portfolio on industry sectors where we can leverage our strong market positions, customer relationships and management teams.  We continue to develop new revenue streams through a variety of growth initiatives across all segments and are constantly striving to improve operating efficiency.

In addition to the expansion and development of new categories and trend areas in MAGIC, the recent acquisitions of POOL and Project have been integrated into the overall MAGIC Marketplace and contributed to the expansion of our fashion offerings to our exhibitors and attendees during the first half of the year.

The recent launches in Powersports in the off-road market continue to develop, including DIRTsports and Off-Road Business magazines, Off-Road Impact tradeshow and the Off-Road Expo consumer event acquired in October 2005.

In Life Sciences our healthcare projects business continues to develop through the strengthening of our sales efforts and effectively addressing our pharmaceutical customers’ needs to comply with tighter regulations relating to the management and delivery of educational projects.  We continued our growth initiatives including the launch of five new publications and conferences and the development of several new webinars and other electronic media.

In the first quarter of 2006 we established a dedicated electronic media group to focus on developing opportunities for electronic products to meet our customers’ evolving marketing and information requirements.  We anticipate accelerating our growth in electronic media as we move through the balance of the year.

On May 24, 2006, the Company amended and restated its existing credit facility. The amended Credit Facility reduced the revolving loan from $60.0 million to $50.0 million, added a $10.0 million Term Loan, modified or eliminated certain restrictive covenants and extended the maturity date from April 2007 to May 2009 for the entire Credit Facility.  See “Liquidity and Capital Resources-Credit facility amendment and restatement.”

Presentation of Financial Information

Acquisitions and divestitures

We continue to look for opportunities to execute our strategy of building significant product positions in targeted markets, through both the acquisition and sale of identified assets.  Dispositions completed in 2005 are as follows:

•                  On December 31, 2005, we sold our Arenacross Championship Series (“Arenacross”) for a total selling price of $0.2 million. We recorded a loss on the sale of $0.4 million in December 2005.  Arenacross had no revenue in the three or six months ended June 30, 2005. Arenacross had a $0.1 million contribution loss in the three and six months ended June 30, 2005.

•                  In the second quarter of 2005, we discontinued the remaining East Coast Fashion tradeshow business acquired in 1999 from Larin-Pluznik-Larkin, LLC. (the “East Coast Fashion Group”) as part of our new strategy.  We recorded a $2.3 million impairment charge for the remaining intangible assets of this business in 2005. East Coast Fashion Group had $0.9 million of revenue in the three and six months ended June 30, 2005.  Contribution margin for the three and six months ended June 30, 2005 was $0.2 million and $0.1 million.

•                  On May 23, 2005, we, our parent company and certain affiliates (Advanstar Expositions Canada Limited and Advanstar.com) completed the sale of our business assets and liabilities associated with our tradeshows and conferences, trade publications and direct marketing products servicing the information, technology, telecommunications, travel, beauty, home entertainment, and portfolio markets, including the shares of our Hong Kong subsidiaries.  The shares of our Brazilian subsidiary were sold in July 2005 after receipt of final regulatory approval. Collectively, these assets and shares are referred to as the “Portfolio Group.” The sale price for the Portfolio Group was $185.0 million less $11.2 million in working capital adjustments and expenses.  We recorded a gain on the sale of $52.9 million.  Revenue for the three and six months ended June 30, 2005 was $25.5 million and $49.0 million.  Contribution margin for the three and six months ended June 30, 2005 was $10.3 million and $14.9 million.

The financial results of the businesses included in discontinued operations in the accompanying condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2006	2005	2006	2005
(Loss) income before income taxes	$(48)	$57,152	$(167)	$58,574
Income tax provision (benefit)	—	12,557	(45)	14,211
Minority interests	—	80	—	(566)

(Loss) income from operations of discontinued businesses	$(48)	$44,675	$(122)	$43,797

In 2005, we completed five acquisitions.

•                  On September 12, 2005, we purchased an off-road consumer event business from Petersen Events Corporation (“Off-Road Expo”) for $2.2 million in cash.  In addition, we may pay additional contingent cash consideration to the former shareholders based on the 2006 operating revenue from the acquired business.

•                  On August 23, 2005, the Company purchased two fashion industry tradeshows and related products from the owner of the POOL Tradeshow (“POOL”) for $3.0 million in cash.  In July 2006, we and the former owner of POOL entered into an agreement to terminate the former owner’s employment with us and settle all their respective rights and obligations under the POOL asset purchase agreement and an employment agreement entered into in connection with the POOL acquisition.  The agreement provides for an initial payment of $1.5 million to the former owner in July 2006 and an additional payment of $0.5 million in 2007 as final payment under the agreement.  This consideration will be recorded as compensation expense in the third quarter of 2006.  The POOL purchase agreement originally provided for additional contingent cash consideration to be paid to the former owner based on the 2007 and 2008 operating results of POOL and required the owner’s continued employment with us.  These future contingent purchase price and employment-related payments were canceled as part of the agreement.

•                  On August 19, 2005, we purchased Project Global Tradeshow, Inc. (“Project”), a producer of tradeshows for the fashion industry, for $9.9 million in cash, subject to a working capital adjustment, which will be completed in 2006.  In addition, we may pay additional contingent cash consideration to the former shareholders based on the 2007 and 2008 operating results of the acquired business and their continued employment with us.  The purchase price working capital adjustment has yet to be finalized. We do not believe the final allocation of purchase price will be materially different from preliminary estimates.

•                  In 2005, we completed two other acquisitions of consumer shows with an aggregate purchase price of $0.5 million in cash.

We have accounted for these acquisitions under the purchase method of accounting.  Accordingly, our results of operations include the effect of the acquisition from the date of purchase.

Selected Financial Data

The following table sets forth selected statements of operations and other financial data.

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)

Income Statement Data:
Revenue
Fashion & Licensing	$10,952	$10,074	$59,046	$46,970
Life Sciences	40,002	38,977	75,122	71,679
Powersports	5,514	4,435	26,660	23,060
Other	2,770	2,504	4,988	4,853
Total revenue	59,238	55,990	165,816	146,562
Cost of production and selling, editoral and circulation
Fashion & Licensing	5,877	5,735	24,969	18,991
Life Sciences	25,888	25,656	50,076	48,346
Powersports	5,290	5,229	15,623	14,453
Other	2,597	1,305	3,818	2,395
Total cost of production and selling	39,652	37,925	94,486	84,185
General and administrative expenses	10,479	9,816	20,557	22,500
Restructuring charge	(80)	2,015	2,325	2,015
Depreciation and amortization	10,030	9,519	18,692	19,477
Operating (loss) income	(843)	(3,285)	29,756	18,385
Other income (expense):
Interest expense	(14,054)	(17,610)	(27,826)	(35,274)
Interest income	482	668	957	845
Loss on extinguishment of debt	(497)	(12,581)	(497)	(12,581)
Other expense, net	(4)	(38)	(157)	(21)
(Loss) income from continuing operations before income taxes and cumulative effect of accounting change	(14,916)	(32,846)	2,233	(28,646)
Provision (benefit) for income taxes	1,871	(3,680)	3,870	(1,885)
Loss from continuing operations before cumulative effect of accounting change	(16,787)	(29,166)	(1,637)	(26,761)
(Loss) income from operations of discontinued businesses, net of taxes	(48)	44,675	(122)	43,797
(Loss) income before cumulative effect of accounting change	(16,835)	15,509	(1,759)	17,036
Cumulative effect of accounting change	—	—	—	4,618
Net (loss) income	$(16,835)	$15,509	$(1,759)	$21,654

Results of Operations

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005

Revenue

Revenue in the second quarter of 2006 increased 5.8% to $59.2 million from $56.0 million in the second quarter of 2005.

Revenue from Fashion and Licensing of $11.0 million increased 8.7% or $0.9 million from $10.1 million in the second quarter of 2005.  Revenue from the Licensing International show grew 6% or $0.5 million from a 5% increase in square feet, while License! magazine revenue increased 18% or $0.3 million due largely to a 15% increase in advertising pages.

Revenue from Life Sciences of $40.0 million increased 2.6% or $1.0 million from $39.0 million in the second quarter of 2005.  Ad page growth in the Life Science markets in the second quarter of 2006 was flat compared with the same quarter last year and our titles reflected this softness.  The increase in revenue was due to strong performances of several publications including DVM Newsmagazine, Dental Lab Products, Formulary, Contemporary Pediatrics and the launches of new conferences and publications.  These revenue gains were partially offset by a decline in revenue from our IVT pharmaceutical conferences, the effect of the sale of Pharmaceutical Discovery late in 2005 and softness in some of our primary care and nursing publications.

Revenue from Powersports of $5.5 million increased 24.3% or $1.1 million from $4.4 million in the second quarter of 2005.  This increase was driven primarily by strong growth in our off-road properties including the launch of Off-Road Expo in Salt Lake City.  Ad pages in the Powersports publications increased 26.0% and revenue grew $0.9 million or 20.1% due to growth in our off-road publications, DIRTsports and Off-Road Business, now in the second year of their launch cycle, along with strong performances from Dealernews and Motor Age.

Revenue from our Other operations in the second quarter of 2006 was $2.8 million compared to $2.5 million reported in second quarter of 2005.

Cost of production, selling, editorial  and circulation costs

Cost of production, selling, editorial and circulation expenses in the second quarter of 2006 increased 4.6% to $39.7 million from $37.9 million in the second quarter of 2005.

Fashion & Licensing expenses in the second quarter of 2006 increased by 2.5%, or $0.2 million, to $5.9 million from $5.7 million in the second quarter of 2005, primarily related to costs required to support the increased size of our Licensing International show.

Life Sciences expenses in the second quarter of 2006 increased by 0.9%, or $0.2 million, to $25.9 million from $25.7 million in the second quarter of 2005.  Launch costs for new conferences and publications were $1.4 million in the quarter, offset by reductions of $0.3 million in costs related to the sold publication Pharmaceutical Discovery and $1.1 million in costs due to improved operating efficiencies from the restructuring program implemented at the end of the second quarter of 2005.

Powersports expenses in the second quarter of 2006 increased by 1.2%, or $0.1 million, to $5.3 million from $5.2 million in the second quarter of 2005 due primarily to increased direct costs for the automotive and off-road publications in support of their increased revenue and development.

Expenses of Other operations in the second quarter of 2006 were $2.6 million, compared to $1.3 million in the second quarter of 2005. This increase is primarily due to the renegotiation of certain tradeshow vendor agreements, investments in the development of our e-media product offerings and launch costs for Ophthalmology Times Europe.

General and administrative expenses

General and administrative costs increased 6.8% to $10.5 million in the second quarter of 2006 from $9.8 million in the second quarter of 2005 due principally to increases in legal costs related to outstanding legal claims.  These costs were partially offset by $0.2 million of cost savings related to office restructuring actions taken in 2005, a decline of $0.2 million in Sarbanes-Oxley consulting services and a $0.3 million employee compensation accrual related to the IVT acquisition recorded in 2005 which did not recur in 2006.

Restructuring charge

In May 2005, we ceased use of certain leased office space in New York, NY, Milford, CT, and Santa Ana, CA related to the sale of the Portfolio Group (see Note 4 of the notes to our consolidated financial statements).  In the third quarter of 2005, we vacated additional leased office space in Milford, CT and Chicago, IL. These activities resulted in charges to our operations during 2005.  In the first quarter of 2006, we vacated additional leased office space in New York, NY, and revised our estimate of expected future sublease income for this space, resulting in additional charges in the first quarter of 2006. These charges consist of the discounted remaining future minimum lease payments due under non-cancelable leases, net of estimated future sublease income. These lease commitments expire at various dates through 2010.

Effective June 2006, we entered into a lease modification and surrender agreement for approximately 60% of our vacated office space in New York, NY.  Under the terms of the agreement, we will pay the landlord $2.8 million in cash, the lease covering the surrendered space will be terminated and we will have no further future lease obligations for the portion of the space surrendered.  In June 2006 we adjusted our accrual for this space based upon the terms of the agreement and recorded a gain of $0.1 million.

During 2005 the Company notified 120 employees that they would be severed from the Company in connection with the sale of the Portfolio Group and the reorganization of the Company’s operating and support department management team.  As of June 30, 2006, 117 of these employees have been terminated.  Severance payments are expected to continue through 2007.

Pre-tax restructuring charges incurred are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Facility exit costs	$(82)	$794	$2,339	$794
Employee severance and other termination costs	2	1,221	(14)	1,221
Restructuring charge	$(80)	$2,015	$2,325	$2,015

Depreciation and amortization expense

Depreciation and amortization expense increased $0.5 million to $10.0 million in the second quarter of 2006 from $9.5 million in the second quarter of 2005 primarily due to additional amortization expense related to the businesses acquired in 2005 and accelerated depreciation for leaseholds in leased office space vacated in 2006, partially offset by the reduction in amortization attributable to the effect of the double declining balance method of accelerated amortization on our exhibitor and advertiser lists.

Interest expense

Interest expense in the second quarter of 2006 declined $3.5 million, or 20.2%, to $14.1 million from $17.6 million in the second quarter of 2005.  The reduction is primarily due to the repayment of $20.4 million of our term loans, $8.7 million of our fixed rate notes, and $117.8 million of our floating rate notes in the second quarter of 2005 with the proceeds from the sale of the Portfolio Group. See “—Liquidity and Capital Resources- “Second Priority Secured and Floating Rate Notes Repayment.”

At June 30, 2006, $451.9 million, or 96%, of our total debt is at a fixed rate with the remaining 4% of our debt subject to interest rate fluctuations.

Provision (benefit) for income taxes

The provision for income taxes before discontinued operations was a provision of $1.9 million in the second quarter of 2006 compared to a benefit of $3.7 million in the second quarter of 2005.  For both 2006 and 2005, the provision/benefit includes income taxes in certain foreign jurisdictions and a deferred tax provision related to the basis of goodwill for tax purposes being less than the carrying value of goodwill for financial reporting purposes.  The second quarter 2005 tax benefit reflects the tax benefit provided by losses from continuing operations to the extent that such losses offset the income from discontinued operations. This tax benefit is offset by a tax provision included in discontinued operations resulting from the operating income and gain attributable to the sale of the Portfolio Group business. We recorded no income tax benefit related to the net operating losses we generated during 2006 or 2005 because we have established a valuation allowance to offset any related tax benefits due to uncertainty about realization of these benefits.

Discontinued operations

In December 2005, we sold our Arenacross Championship Series for a total selling price of $0.2 million. The loss on the sale of $0.4 million was recorded in December 2005.

In the second quarter of 2005, the Company discontinued the remaining East Coast Fashion tradeshow business acquired in the 1999 Larkin transaction and recognized a $2.3 million impairment charge for the remaining carrying value of the intangible assets of this business.

In May and July 2005, Advanstar sold certain businesses to Questex for net cash of $173.8 million.  A gain of $52.9 million on the sale of these assets was recorded in 2005.

See further information regarding discontinued operations in “—Presentation of Financial Information—Acquisitions and Divestitures.”

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

Revenue

Revenue in the first six months of 2006 increased 13.1% to $165.8 million from $146.6 million in the first six months of 2005.

Fashion and Licensing revenue of $59.0 million increased 25.7% or $12.0 million from $47.0 million in the first six months of 2005.  Revenue from our spring 2006 MAGIC Marketplace increased $8.2 million or 22.6% over 2005. Total exhibit space increased by 17.2% to 1,051,000 square feet. Additional growth came from increases in yields as well as growth in sponsorship and turnkey booth package programs.  The August 2005 acquisitions of POOL and Project expanded our presence in the contemporary and boutique fashion markets.  The POOL and Project events, which were integrated into MAGIC Marketplace in Las Vegas, along with the Project New York event, contributed $9.2 million of revenue and 192,000 of square feet in the first quarter of 2006.  Revenue in the first six months of 2006 also benefited from a successful Licensing International event held in New York and 11.2% growth in revenue in License! magazine.

Life Sciences revenue of $75.1 million increased 4.8% or $3.4 million from $71.7 million in the first six months of 2005.  Revenue from healthcare custom projects increased $1.8 million or 32.4% from the first six months of 2005 primarily due to more focused selling efforts and our ability to meet the new pharmaceutical regulatory rules governing the management and delivery of many of these projects. Revenue also increased $2.2 million due to five new publication and conference launches.  These revenue gains were partially offset by a decline of $0.7 million or 21.5% from our IVT Pharmaceutical manufacturing conferences.   Ad pages and revenue across our Life Science publications were essentially flat in the first six months of 2006 compared with the same period last year with strong performance in our specialty healthcare, pharmaceutical and dental publications offset by softness in some of our primary healthcare and veterinary publications.

Powersports revenue of $26.7 million increased 15.6% or $3.6 million from $23.1 million in the first six months of 2005.  The International Motorcycle Show events and Dealer Expo experienced an increase in square feet of 6% and revenue of 10% in 2006.  In the off-road market we held a strong second year Off-Road Impact Expo trade event and launched Off-Road Expo-Salt Lake City, a consumer off-road event.  Ad pages and ad revenue for Powersports publications grew 26% and 24%, respectively, due to new products and increased advertising from Asian aftermarket parts manufacturers and the continued development of our off-road publications, DIRTsports and Off-Road Business.

Revenue from our Other operations in the first six months of 2006 was $5.0 million, compared to $4.9 million reported in first six months of 2005.

Cost of production, selling, editorial and circulation

Cost of production, selling, editorial and circulation expenses in the first six months of 2006 increased 12.2% to $94.5 million from $84.2 million in the first six months of 2005 due to acquisitions and growth in revenue across segments.

Expenses of Fashion & Licensing in the first six months of 2006 increased by 31.5%, or $6.0 million, to $25.0 million from $19.0 million in the first six months of 2005, primarily due to $5.2 million in costs related to the POOL and Project shows.

Expenses of Life Sciences in the first six months of 2006 increased by 3.6%, or $1.8 million, to $50.1 million from $48.3 million in the first six months of 2005.  The increase is due to $1.9 million in product launch costs for five new conferences and publications, a $1.5 million increase in healthcare special projects costs related to the growth in the number and revenue of delivered projects, offset by reductions of $0.6 million in costs related to the sold publication Pharmaceutical Discovery and $1.9 million in costs due to improved operating efficiencies from the restructuring program implemented at the end of the second quarter of 2005.

Expenses of Powersports in the first six months of 2006 increased by 8.1%, or $1.1 million, to $15.6 million from $14.5 million in the first six months of 2005.  Expenses increased primarily due to increased direct costs for the automotive and off-road publications in support of their increased revenue and development and from the launch of our Off-Road Expo—Salt Lake event, partially offset by lower operating costs at our Dealer Expo event in Indianapolis.

Expenses of our Other operations in the first six months of 2006 was $3.8 million, compared to $2.4 million in first six months of 2005. This increase is primarily due to the renegotiation of certain tradeshow vendor agreements, investments in the development of our e-media product offerings and launch costs for Ophthalmology Times Europe.

General and administrative expenses

General and administrative costs decreased 8.6% to $20.6 million in the first six months of 2006 from $22.5 million in the first six months of 2005.  Costs declined primarily due to $0.8 million of cost savings related to office restructuring actions taken in 2005 and a decline of $0.6 million in audit, tax and Sarbanes-Oxley consulting services.  Expense reductions also consisted of certain first half 2005 costs which did not recur in 2006, including $0.6 million of strategic consulting fees for the Life Sciences segment and a $0.6 million employee compensation accrual related to the IVT acquisition.  These savings were partially offset by increases in legal costs related to outstanding legal claims.

Restructuring charge

See information regarding restructuring activities in “—Results of Operations-Three Months Ended June 30, 2006 compared to the three months ended June 30, 2005-Restructuring charge.”

Depreciation and amortization expense

Depreciation and amortization expense declined $0.8 million to $18.7 million in the first six months of 2006 from $19.5 million in the first six months of 2005 primarily due to the effect of the double declining balance method of accelerated amortization on our exhibitor and advertiser lists, partially offset by accelerated depreciation for leaseholds in leased office space vacated in 2006 and additional amortization expense related to the businesses acquired in 2005.

Interest expense

Interest expense in the first six months of 2006 declined $7.5 million, or 21.1%, to $27.8 million from $35.3 million in the first six months of 2005 primarily due to the repayment of $20.4 million of our term loans, $8.7 million of our fixed rate notes, and $117.8 million of our floating rate notes in the second quarter of 2005 with the proceeds from the sale of the Portfolio Group. See “—Liquidity and Capital Resources—“Second Priority Secured and Floating Rate Notes Repayment.”

We incurred $12.6 million in costs related to the repurchase of a part of our fixed and floating rate senior secured debt in the first half of 2005 discussed above.  These costs include $8.6 million in tender offer premium and consent fees, $3.5 million in unamortized deferred financing costs, and $0.5 million in legal fees and expenses.

Provision (benefit) for income taxes

The provision for income taxes before discontinued operations was a provision of $3.9 million in the first six months of 2006 compared to a benefit of $1.9 million in the first six months of 2005.  For both 2006 and 2005, the provision/benefit includes income taxes in certain foreign jurisdictions and a deferred tax provision related to the basis of goodwill for tax purposes being less than the carrying value of goodwill for financial reporting purposes.  The second quarter 2005 tax benefit reflects the tax benefit provided by losses from continuing operations to the extent that such losses offset the income from discontinued operations. This tax benefit is offset by a tax provision included in discontinued operations resulting from the operating income and gain attributable to the sale of the Portfolio Group business. We recorded no income tax benefit related to the net operating losses we generated during 2005 or 2004 because we have established a valuation allowance to offset any related tax benefits due to uncertainty about realization of these benefits.

Discontinued operations

See information regarding discontinued operations in “—Results of Operations—Three Months Ended June 30, 2006 compared to the three months ended June 30, 2005-Discontinued operations.”

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

Sources and uses of funds

Operating cash flows may be significantly affected by the working capital characteristics of our business. We generally operate with negative working capital, excluding cash and current maturities of long-term debt, due to the impact of deferred revenue from shows, which is billed and collected as deposits up to one year in advance of the respective show. Deferred revenue increases on the balance sheet in the quarters immediately preceding our busy first quarter show season as we collect deposits for booth space several months in advance of the shows.  Revenue and contribution margin are recognized in the quarter that the events are held, resulting in the reversal of the deferred revenue.

We anticipate that our operating cash flow, together with borrowings under the credit facility and other future financings and refinancings, will be sufficient to fund our anticipated future operating expenses, capital expenditures, debt service and other obligations as they become due.  However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance.  Our future performance and continued compliance with the covenants contained in our credit facility will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.  We expect to be in compliance with our debt covenants during 2006 and 2007.

As of June 30, 2006, we had cash and cash equivalents of $51.8 million and also had $47.9 million in availability under our revolving credit facility. During the first half of 2006 we paid a $12.9 million dividend to Advanstar, Inc. to pay interest on its discount notes in April 2006. The following table shows our cash flow activity for the six months ended June 30, 2006 and 2005, and includes the results of discontinued operations, and should be read in conjunction with the consolidated statements of cash flows (in thousands):

	Six Months Ended
	June 30,
	2006	2005

Net cash provided by (used in) operating activities	$16,218	$(13,623)
Net cash (used in) provided by investing activities	(6,131)	163,523
Net cash used in financing activities	(4,612)	(153,146)
Effect of exchange rate changes on cash	(303)	384
Net increase (decrease) in cash and cash equivalents	$5,172	$(2,862)

The $29.8 million increase in cash provided by operating activities as compared to the first six months of 2005 was due principally to $10.6 million in improved operating results, an increase in cash collected in advance of our third quarter events of $6.8 million, a reduction in cash interest payments of $5.6 million and a reduction in outstanding accounts receivable of $4.7 million.

Net cash used in investing activities increased $169.7 million to $6.1 million in the first six months of 2006, from $163.5 million provided by investing activities in the first six months of 2005.  This increase was principally due to the proceeds received in the second quarter of 2005 from the sale of the Portfolio Group.  We also increased capital expenditures in 2006 for computer upgrades, applications development and for build-outs and furnishing of our new downsized office in New York.  We incurred capital expenditures of $6.1 million and $2.7 million in the first six months of 2006 and 2005, respectively.  We anticipate that we will spend approximately $10.0 million on capital expenditures in 2006, which will be funded by cash flows from operations.  The majority of these expenditures are related to expansions and enhancements to our IT and communications infrastructure and management and operating group information systems, and office build-outs arising from our recent office consolidations.  We believe that this amount of capital expenditure will be adequate to grow our business according to our business strategy and to maintain the key tradeshows, publications and business of our continuing operations.

We did not complete any acquisitions in the first half of 2006. In connection with any future acquisitions, as a part of our on-going business strategy, we may require additional funding, which may be provided in the form of additional debt or equity financing or a combination thereof.  There can be no assurance that any additional financing will be available to us on acceptable terms or in a manner that complies with the restrictive covenants in our debt instruments.  Consistent with our longstanding strategy, we continue to pursue potential acquisitions of complementary businesses.

Cash used in financing activities in the first six months of 2006 was $4.6 million compared to $153.1 million in the first six months of 2005.  In the first half of 2006, we paid $12.9 million in dividends to our stockholder, Advanstar, Inc., to be used for cash interest payments in April 2006 relating to its 15% senior discount notes.  We also borrowed an additional $10.0 million and incurred financing costs of $1.5 million in connection with the amendment and restatement of our credit facility (see “—Credit facility amendment and restatement”).  In the first six months of 2005, we repaid $4.6 million of our outstanding Term Loan B with the proceeds from the sale of a tradeshow business in the first quarter of 2004.  In the second quarter of 2005, we repaid our outstanding Term Loan B of $20.4 million and repurchased $126.5 million of our floating and fixed rate notes, using the proceeds from the sale of the Portfolio Group.

Debt service

As of June 30, 2006, we had total indebtedness of $471.8 million and $47.9 million of borrowings available under our revolving credit facility.  Our principal debt obligations are described below.

Credit facility amendment and restatement

On May 24, 2006, we amended and restated our existing credit facility. The amended credit facility reduced the revolving loan commitment amount from $60.0 million to $50.0 million, added a $10.0 million Term Loan, modified certain restrictive covenants and extended the maturity date from April 2007 to May 2009 for the entire Credit Facility.  The amendment also eliminated the minimum quarterly fixed charge coverage ratio covenant.

Credit facility and second priority secured and floating rate notes repayment

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

Credit facility

Our Credit Facility consists of a $50.0 million revolving credit facility which terminates in May 2009, and a $10.0 million term loan which matures in May 2009.  Borrowings under the Credit Facility generally bear interest based on a margin over, at our option, the base rate or LIBOR.  The applicable margin for revolving credit loans varies based upon our ratio of consolidated debt to EBITDA, as defined in the credit facility, and is currently 2.50% over LIBOR or 2.50% over the base rate.  Our obligations under the credit facility are guaranteed by Advanstar Holdings Corp. (“Advanstar Holdings” or “Holdings”), our ultimate parent company, Advanstar, Inc., our direct parent company, and all of our existing and future domestic subsidiaries.  Our obligations under the Credit Facility are collateralized by substantially all of the assets of our company and the subsidiary guarantors, including a pledge of the capital stock of all our existing and future domestic subsidiaries, a pledge of no more than 65% of the voting stock of any foreign subsidiary directly owned by our company or any domestic subsidiary, a pledge of all intercompany indebtedness in favor of our company and our domestic subsidiaries, a pledge of our Company’s and Advanstar IH, Inc.’s capital stock held by our direct parent company, and a pledge of our direct parent company’s capital stock held by Advanstar Holdings.  The Credit Facility contains restrictive covenants, including limitations on certain asset dispositions, dividends, investments and other restricted payments.  Failure to comply with the covenants could cause an event of default under the Credit Facility.

Second priority senior secured notes

Our $9.8 million of floating rate notes mature in 2008.  The floating rate notes bear interest at an annual rate equal to the three-month LIBOR, which is reset quarterly, plus 7.50%.  Interest on the floating rate notes, along with amortization of 0.25% of the principal of such floating rate notes, is payable quarterly in cash.  In connection with the tender offer described above, we and the trustee entered into a supplemental indenture that eliminated substantially all of the restrictive and reporting covenants, certain events of default and certain other provisions with respect to the floating rate notes and released the floating rate notes’ lien on the collateral under the indenture.  The fixed rate notes remain collateralized and subject to the restrictive covenants in the indenture.

In June 2006, we notified the trustee of our intention to redeem all of the remaining outstanding floating rate notes.  The redemption date for all $9.8 million of the floating rate notes will be August 15, 2006, and such redemption will be at par value.

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

The restrictive covenants in our senior secured notes indenture and senior subordinated notes indenture provide that we can pay dividends only if our leverage ratio (as defined) is 6.0 to 1.0 or better and only from “a basket” equal to the amount by which our cumulative EBITDA (as defined) since January 1, 2001 exceeds 150% of our cumulative interest expense in that same period plus other items, including proceeds from equity offerings. In addition to the basket and notwithstanding the leverage ratio limitation on restricted payments, we can make additional restricted payments in an aggregate amount of up to $20 million to Advanstar, Inc.  As of December 31, 2005, our leverage ratio under the most restrictive of these indentures was 5.96 to 1.0.  In March 2006, we declared and paid a dividend of $12.9 million to Advanstar, Inc. to be used for servicing its debt obligations.  As of June 30, 2006, our leverage ratio under the most restrictive of these indentures was 5.50 to 1.0.

Debt service on the discount notes will be $38.7 million during the next 18 months ending December 31, 2007.  We expect our results will allow us to continue to make dividend payments to Advanstar, Inc. for purposes of servicing this debt.  However, our results are subject to a variety of factors, including general economic conditions and conditions in our markets.   We may not generate sufficient cash flow from operations or be permitted by the terms of our debt instruments to pay dividends or distributions to Advanstar, Inc. in amounts sufficient to allow it to pay cash interest on the parent company notes.   If Advanstar, Inc. is unable to meet its debt service obligations, it could attempt to restructure or refinance its indebtedness or seek additional equity capital.  We cannot assure you that Advanstar, Inc. will be able to accomplish these actions on satisfactory terms or at all.  A default under the parent company notes could result in an acceleration of all outstanding loans under our credit facility which, in turn, would trigger a cross-default under both our second priority senior secured notes and our senior subordinated notes.

Contractual and contingent obligations

Our contractual obligations (excluding accounts payable and accrued expenses), as of June 30, 2006 are as set forth below (in millions):

	Payments Due By Period
							After
	2006(1)	2007	2008	2009	2010	2011	2011	Total

Indebtedness	$0.1	$0.1	$9.7	$10.0	$291.9	$160.0	$—	$471.8
Interest on indebtedness(2)	26.0	52.0	51.9	51.2	42.7	9.6	—	233.4
Operating lease obligations	3.2	5.6	5.3	3.9	2.0	1.0	4.0	25.0
Total contractual cash obligations	$29.3	$57.7	$66.9	$65.1	$336.6	$170.6	$4.0	$730.2

(1)             For the period from July 1, 2006 through December 31, 2006.

(2)             Interest on our variable rate debt is calculated using LIBOR of 5.33%, the rate in effect on June 30, 2006.  Because our variable rate debt bears interest at a variable rate, actual payments could differ.

We have no material capital lease obligations or purchase obligations.  We have contingent obligations composed of $2.1 million of letters of credit securing our lease facilities. Additionally, as a result of acquisitions discussed above, we may have future cash consideration payable to the former selling shareholders based on the acquired businesses’ future periods operating results.

Off-balance sheet arrangements

We have no material off-balance sheet arrangements.

Recently issued accounting pronouncements

In July, 2006 the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.  FIN 48 prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.  The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007.  The Company is in the process of determining the effect, if any, that the adoption of FIN 48 will have on its consolidated financial statements.

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

Interest Rates

At June 30, 2006, we had fixed rate debt of $451.9 million and variable rate debt of $19.8 million.   A change in interest rates of 1% would not be material to our operating results.

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

Changes in internal controls.

There were no significant changes during the Company’s second fiscal quarter in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

ADVANSTAR COMMUNICATIONS INC.

August 14, 2006	/s/ DAVID W. MONTGOMERY
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