Form 10-Q
period 2006-09-30
ADVANSTAR COMMUNICATIONS INC
filed 2006-11-14
CIK 1062771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2006

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

As of November 14, 2006, 1,000,000 shares of the registrant’s common stock were outstanding.

PART I FINANCIAL INFORMATION

Advanstar Communications Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except per share data)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$40,957	$46,609
Accounts receivable, net of allowance of $914 and $1,076 at September 30, 2006 and December 31, 2005	24,070	24,607
Prepaid expenses	7,682	7,871
Other	2,337	1,965

Total current assets	75,046	81,052

Due from parent	2,468	2,232

Property, plant and equipment, net	25,207	21,306

Intangible and other assets:
Goodwill	596,988	594,982
Intangibles and other, net	41,814	62,644

Total intangible and other assets, net	638,802	657,626

Non-current assets held for sale	4,620	4,620

	$746,143	$766,836

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$—	$201
Accounts payable	20,869	12,342
Accrued compensation	4,700	7,236
Other accrued expenses	28,764	30,758
Deferred revenue	27,668	46,472

Total current liabilities	82,001	97,009

Long-term debt, net of current maturities	461,905	461,786
Deferred income taxes	37,307	31,500
Other long-term liabilities	8,676	4,933

Commitments and contingencies

Stockholder’s equity:
Common stock, $.01 par value, 3,500,000 shares authorized; 1,000,000 shares issued and outstanding at September 30, 2006 and December 31, 2005	10	10
Capital in excess of par value	431,138	447,367
Accumulated deficit	(284,836)	(284,182)
Accumulated other comprehensive income	9,942	8,413

Total stockholder’s equity	156,254	171,608

	$746,143	$766,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar Communications Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands)

	For the
	Three Months Ended
	September 30,
	2006	2005

Revenue	$96,049	$85,691

Operating expenses:
Cost of production (excluding depreciation)	21,298	16,404
Selling, editorial and circulation (excluding depreciation)	31,506	28,392
General and administrative (excluding depreciation)	18,676	8,871
Restructuring charge	—	1,041
Depreciation and amortization	8,708	8,927

Total operating expenses	80,188	63,635

Operating income	15,861	22,056

Other income (expense):
Interest expense	(13,355)	(13,919)
Interest income	530	284
Loss on extinguishment of debt	(102)	—
Other expense, net	(65)	(54)

Income from continuing operations before income taxes	2,869	8,367

Provision for income taxes	1,999	5,894

Income from continuing operations	870	2,473

Income from operations of discontinued businesses, net of taxes (see Note 4)	235	2,733

Net income	$1,105	$5,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar Communications Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands)

	For the
	Nine Months Ended
	September 30,
	2006	2005

Revenue	$261,865	$232,253

Operating expenses:
Cost of production (excluding depreciation)	55,243	43,923
Selling, editorial and circulation (excluding depreciation)	92,047	85,058
General and administrative (excluding depreciation)	39,233	31,371
Restructuring charge	2,325	3,056
Depreciation and amortization	27,400	28,404

Total operating expenses	216,248	191,812

Operating income	45,617	40,441

Other income (expense):
Interest expense	(41,182)	(49,192)
Interest income	1,488	1,128
Loss on extinguishment of debt (see Note 5)	(599)	(12,581)
Other expense, net	(222)	(75)

Income (loss) from continuing operations before income taxes
and cumulative effect of accounting change	5,102	(20,279)

Provision for income taxes	5,869	4,009

Loss from continuing operations before cumulative effect of accounting change	(767)	(24,288)

Income from operations of discontinued businesses, net of taxes (see Note 4)	113	46,530

(Loss) income before cumulative effect of accounting change	(654)	22,242

Cumulative effect of accounting change (see Note 11)	—	4,618

Net (loss) income	$(654)	$26,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar Communications Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the
	Nine Months Ended
	September 30,
	2006	2005

Operating activities:
Net (loss) income	$(654)	$26,860
Adjustments to reconcile net (loss) income to net cash from operating activities:
Cumulative effect of accounting change	—	(4,618)
Impairment of intangible assets	—	2,272
Depreciation and amortization	27,400	31,356
Write-off of deferred financing costs	599	3,517
Gain on derivative financial instruments	—	(77)
Loss on asset disposal	235	—
Gain on sale of business and other assets	—	(52,959)
Losses of minority interest holders	—	566
Non-cash interest expense	1,754	2,282
Deferred income taxes	5,807	13,766
Provision for bad debts	343	739
Changes in operating assets and liabilities	(10,752)	(27,708)

Net cash provided by (used in) operating activities	24,732	(4,004)

Investing activities:
Additions to property, plant and equipment	(11,824)	(5,051)
Acquisitions of intangible assets and other	(41)	(15,503)
Proceeds from sale of business and other assets	37	173,842

Net cash (used in) provided by investing activities	(11,828)	153,288

Financing activities:
Payments of long-term debt	(9,972)	(152,142)
Proceeds from issuance of long-term debt	10,000	—
Payment of deferred finance costs	(1,706)	(129)
Dividends paid to minority interest holders	—	(900)
Project grant funds distributed	(175)	—
Dividend paid to stockholder	(16,229)	—

Net cash used in financing activities	(18,082)	(153,171)

Effect of exchange rate changes on cash	(474)	660

Net decrease in cash and cash equivalents	(5,652)	(3,227)

Cash and cash equivalents, beginning of period	46,609	41,223

Cash and cash equivalents, end of period	$40,957	$37,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar Communications Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.                          Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Advanstar Communications Inc. (the “Company”) in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  Management believes that all adjustments, consisting solely of normal recurring items, considered necessary for a fair statement of financial position and results of operations, have been included.  These condensed consolidated financial statements, however, should be read in conjunction with the audited financial statements and the related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 30, 2006.  The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2006.

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

3.                          Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by operating segment are as follows:

(in thousands)
	Fashion & Licensing	Life Sciences	Powersports	Other	Total

Balance as of December 31, 2005	$ 316,554	$ 188,837	$ 79,674	$ 9,917	$ 594,982
Goodwill acquired or completion of purchase price allocation	—	—	41	—	41
Foreign currency translation	—	—	—	1,965	1,965

Balance as of September 30, 2006	$ 316,554	$ 188,837	$ 79,715	$ 11,882	$ 596,988

Trade exhibitor and advertiser lists are amortized on a double-declining balance method over six years and five years, respectively, subscriber lists and other intangible assets are amortized on a straight-line basis over three to ten years, and trademarks and trade names are amortized on a straight-line basis over twenty years.  These intangible assets consist of the following:

(in thousands)	September 30,	December 31,
	2006	2005

Trade exhibitor lists	$ 133,360	$ 132,936
Advertiser lists	29,680	29,680
Subscriber lists	6,023	6,023
Trade names and trademarks	19,211	19,211
Other intangible assets	20,072	20,275
Deferred financing costs	16,479	18,668

	224,825	226,793
Accumulated amortization	(183,011)	(164,149)

Total intangible and other assets, net	$ 41,814	$ 62,644

Estimated amortization expense of identified intangible and other assets for the remaining three months of 2006 and for the next five years is as follows:

(in thousands)

2006	$2,468
2007	8,372
2008	5,454
2009	1,919
2010	1,570
2011	1,092

4.                          Acquisitions, Divestitures and Dispositions

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

On August 23, 2005, the Company purchased a fashion industry tradeshow business and related products from the owner of POOL Tradeshow (‘‘POOL’’) for $3.0 million in cash. In July 2006, the Company and the former owner of POOL entered into an agreement which terminated the former owner’s employment with the Company and settled all their respective rights and obligations under the POOL asset purchase agreement and the employment agreement which was originally entered into in connection with the POOL acquisition.  Upon execution of this agreement, the Company made an initial payment of $1.5 million to the former owner. A final payment of $0.5 million under the agreement will be made in 2007.  The $2.0 million consideration was recorded as compensation expense in the third quarter of 2006.  The original POOL purchase agreement provided for additional contingent cash consideration to be paid to the former owner based on the 2007 and 2008 operating results of POOL and required the owner’s continued employment with the Company.  These future contingent purchase price and employment-related payments were canceled as part of the July 2006 agreement.

On August 19, 2005, the Company purchased Project Global Tradeshow, Inc. (‘‘Project”), a producer of tradeshows serving the fashion industry, for $9.9 million in cash. In addition, the Company may pay additional contingent cash consideration, to the former owners based on the 2007 and 2008 operating results of the acquired business and their continued employment with the Company.  Management currently estimates the contingent payment to be $17.5 million.  Contingent consideration is estimated when it is probable that it has been earned and will be recorded as compensation expense over the former owners’ employment period.  This estimate will change based on actual future results.  For the three and nine months ended September 30, 2006, the Company recorded $5.7 million in compensation expense related to the estimated additional contingent consideration.

In the second quarter of 2005, the Company completed two other acquisitions of consumer tradeshow businesses with an aggregate purchase price of $0.5 million in cash.

In 2004, the Company purchased a portfolio of pharmaceutical industry conferences and magazines (“IVT”) for which it is required to pay additional contingent consideration during 2006 based on the 2005 operating results of the acquired businesses and their continued employment with the Company which was recorded as compensation expense in 2005 when earned by former shareholders.

The Company has recognized contingent consideration for the Acquired Businesses as compensation expense in the condensed consolidated statements of operations as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

IVT contingent consideration	$ —	$ 360	$ —	$ 980
Project contingent consideration	5,673	—	5,673	—
POOL contingent consideration	2,000	—	2,000	—

The change in the balance of accrued contingent consideration in the accompanying condensed consolidated balance sheet is as follows:

(in thousands)
Total
Balance at December 31, 2005	$1,336
Contingent consideration	7,673
Payments to former shareholders	(1,948)

Balance at September 30, 2006	$7,061

The contingent consideration accrual balance in the accompanying condensed consolidated balance sheet is $7.1 million and $1.3 million at September 30, 2006 and December 31, 2005, of which $1.4 million and $1.3 million is in other accrued expenses at September 30, 2006 and December 31, 2005, and $5.7 million is in other long term liabilities at September 30, 2006.

The pro forma combined operating results of the Acquired Businesses and the Company for the three and nine months ended September 30, 2005 discussed above are not materially different from the Company’s consolidated results of operations.

Divestitures and Dispositions

The operating results, related income taxes, and any gains or losses of the following divestitures and dispositions (collectively, the “Disposed Businesses”) have been reported in discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005.  Interest expense was not allocated to any of the Company’s discontinued operations.

Arenacross

In December 2005, the Company sold its Arenacross Championship Series business (“Arenacross”) for a total selling price of $0.2 million. The Company recorded a $0.4 million loss on the sale.  Arenacross had no revenue in the three or nine months ended September 30, 2005.

East Coast Fashion Tradeshow Acquired from Larkin-Pluznik-Larkin, LLC

In the second quarter of 2005, the Company discontinued the remaining East Coast Fashion tradeshow business acquired in the 1999 Larkin transaction (“East Coast Fashion”) and recognized a $2.3 million impairment, which was the carrying value of the related intangibles.  East Coast Fashion had $0.9 million of revenue in the nine months ended September 30, 2005. East Coast Fashion had no revenue in the three months ended September 30, 2005.

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

Revenue of the Portfolio Group, included in discontinued operations in the condensed consolidated statements of operations for the period from January 1, 2005 to May 23, 2005 was $49.0 million.

Non-Current Assets Held for Sale

In the second quarter of 2005, the Company committed to a plan to sell its Cleveland office building and land (“the Cleveland Office”). The Company ceased depreciation of these assets, effective the second quarter of 2005. As of September 30, 2006 and December 31, 2005, the Company reported this building and land as assets held for sale in the condensed consolidated balance sheet.

The financial results of the Disposed Businesses included in discontinued operations in the accompanying condensed consolidated statements of operations are as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

(Loss) income before income taxes	$ (8)	$ (326)	$ (175)	$ 58,249
Income tax (benefit) provision	(243)	(3,059)	(288)	11,153
Minority interests	—	—	—	(566)

Income from operations of discontinued businesses	$ 235	$ 2,733	$ 113	$ 46,530

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

The Credit Facility contains restrictive covenants, including limitations on certain asset dispositions, dividends, investments and other restricted payments.  Failure to comply with the covenants could cause an event of default under the Credit Facility.  As of September 30, 2006, the Company had $2.1 million of unused letters of credit, which reduced borrowings available under the Credit Facility to $47.9 million.

Prior to June 2005, the Credit Facility consisted of (i) $25.0 million of term B loans due October 11, 2008, and (ii) $60.0 million of revolving loan availability through April 11, 2007.  In June 2005, the Company repaid the outstanding term B loans with proceeds from the sale of the Portfolio Group (see Note 4).

Senior secured notes

The Senior Secured Notes initially consisted of $130.0 million of Second Priority Senior Secured Floating Rate Notes due 2008 (the “floating rate notes”), which required quarterly amortization equal to 0.25% of the principal amount thereof, and $300.0 million of 10.75% Second Priority Senior Secured Notes due 2010 (the “fixed rate notes”).

The fixed rate notes are fully and unconditionally guaranteed on a senior basis, jointly and severally, by the Company’s wholly owned domestic subsidiaries and collateralized by second priority liens on substantially all the collateral pledged against borrowings under the Company’s Credit Facility (other than the capital stock of certain of its subsidiaries and assets of its parent companies, Advanstar, Inc., and Advanstar Holdings Inc. (“Holdings”), the parent company of Advanstar, Inc.).  The covenants under the notes include limitations on certain asset dispositions, liens, debt incurrence, dividends, investments and other restricted payments.

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

In August 2006, the Company used a portion of the proceeds from the Term Loan to redeem all of its remaining $9.8 million of outstanding floating rate notes at par.  As a result of the redemption, the Company recognized a $0.1 million loss on extinguishment of debt related to the redemption for unamortized deferred financing costs.

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

Long-term debt consists of the following:

(in thousands)	September 30,	December 31,
	2006	2005

Revolving credit loan, interest at LIBOR plus 2.5%; due 2009	$ —	$ —
Term loan, interest at LIBOR plus 2.5%; 7.82% at September 30, 2006 due 2009	10,000	—
Second priority senior secured floating rate notes, interest at LIBOR plus 7.5%	—	9,872
10.75% Second priority senior secured notes, due 2010, plus unamortized premium of $570 and $680 at September 30, 2006 and December 31, 2005, respectively	291,905	292,015
Senior subordinated notes, interest at 12.00%, due 2011	160,000	160,000
Acquisition note	—	100

	461,905	461,987
Less current maturities	—	(201)

	$ 461,905	$ 461,786

6.                          Comprehensive Income

The table below presents comprehensive income, defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income (loss)	$ 1,105	$ 5,206	$ (654)	$ 26,860
Change in cumulative translation adjustment	567	2,657	1,529	2,734
Change in unrealized losses on derivative financial instruments	—	(26)	—	(77)

Comprehensive income	$ 1,672	$ 7,837	$ 875	$ 29,517

7.                          Segments

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” During the first quarter of 2006, the Company undertook a strategic change in the monitoring and management of the business to better reflect management’s focus and commitment to its three industry-focused segments: Fashion & Licensing, Life Sciences, and Powersports.  This change was prompted as a result of a substantial change in the business organization following the divestiture of the Portfolio Group (see Note 4).  The Company has included its non reportable operating segments in Other.  In the Company’s most recently filed annual report on Form 10-K for the year ended December 31, 2005, the Company’s reportable segments were by product type rather than by market sector as currently is being reported.  The Company has restated its segment information for the three and nine months ended September 30, 2005 to reflect the new reportable segments.

The Company evaluates the performance of, and allocates resources to, its segments based on contribution margin — defined as revenue less cost of production; selling, editorial and circulation; and certain allocated general and administrative costs, which is a non-GAAP measure.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  There are no inter-segment sales or transfers.  Assets are not allocated to segments and therefore have not been presented.  Revenue and contribution margins of the Company’s reportable segments are as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue
Fashion & Licensing	$51,006	$42,740	$110,052	$89,710
Life Sciences	37,452	35,956	112,574	107,636
Powersports	4,960	4,596	31,620	27,655
Other	2,631	2,399	7,619	7,252
Total	$96,049	$85,691	$261,865	$232,253

Contribution margin (loss)
Fashion & Licensing	$28,355	$27,343	$62,272	$55,215
Life Sciences	13,289	11,502	36,869	33,163
Powersports	(325)	(645)	10,085	7,468
Other	855	1,709	2,025	4,166

The reconciliation of total segment contribution margin to consolidated income (loss) from continuing operations before income taxes and cumulative effect of accounting change is as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Total segment contribution margin	$42,174	$39,909	$111,251	$100,012
General and administrative expense not allocated to segment operations	(17,605)	(7,885)	(35,909)	(28,111)
Restructuring charge	—	(1,041)	(2,325)	(3,056)
Depreciation and amortization	(8,708)	(8,927)	(27,400)	(28,404)
Other expense (primarily interest)	(12,992)	(13,689)	(40,515)	(60,720)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	$2,869	$8,367	$5,102	$(20,279)

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

In June 2006, the Company entered into a lease modification and surrender agreement for approximately 60% of its vacated office space in New York, NY.  Under the terms of the agreement, the Company paid the landlord $2.8 million in cash, the lease covering the surrendered space was terminated and the Company has no further future lease obligations for the surrendered space.  In June 2006 the Company adjusted its accrual for this space based upon the terms of the agreement and recorded a gain of $0.1 million.

During 2005 the Company notified certain employees that they would be severed from the Company in connection with the sale of the Portfolio Group and the reorganization of the Company’s operating  and support department management team.

Restructuring charges incurred are as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Facility exit costs	$—	$442	$2,339	$1,236
Employee severance and other termination costs	—	599	(14)	1,820
Restructuring charge	$—	$1,041	$2,325	$3,056

The summary of the Company’s change in restructuring accruals is as follows:

(in thousands)	Facility Exit Costs	Employee Severance	Total

Balance at December 31, 2005	$3,412	$807	$4,219
Restructuring charge	2,339	(14)	2,325
Utilized-cash	(4,499)	(766)	(5,265)
Utilized-non-cash	—	—	—
Balance at September 30, 2006	$1,252	$27	$1,279

The restructuring accrual balance in the accompanying condensed consolidated balance sheet is $1.3 million and $4.2 million at September 30, 2006 and December 31, 2005, of which $0.5 million and $2.1 million is in other accrued expenses at September 30, 2006 and December 31, 2005, and $0.8 million and $2.1 million is in other long term liabilities at September 30, 2006 and December 31, 2005.

9.                          Stock Based Compensation

On January 1, 2006, the Company adopted Statements of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”).  Under SFAS 123R, the Company’s share based awards meet the definition of liability awards.  As allowed under the provisions of this statement for entities not meeting the public company definition, the Company adopted the intrinsic value method of accounting for its liability awards.  Accordingly, compensation expense and a related liability is recorded only if the value of the Company’s shares underlying its share based awards are greater than the awards’ exercise price as of the end of the applicable reporting period.  As of September 30, 2006, the Company’s management has determined that the fair value of its common stock underlying its share based option awards is less than the exercise price of all its options.  Accordingly, no liability or expense has been recorded during the three or nine months ended September 30, 2006.  The Company had no options exercised or cash settlement transactions during the three or nine months ended September 30, 2006 relating to its stock option plan.

Prior to January 1, 2006, the Company accounted for its stock options and awards to employees under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No compensation expense relating to stock options was recorded in the condensed consolidated statement of operations for the three and nine months ended September 30, 2005.

On October 12, 2000, Holdings, adopted the 2000 Management Incentive Plan (“the Plan”).  A maximum of 4,072,789 shares of Holdings are authorized for grant to participants under the Plan.  Options are granted by Holdings’ board of directors at an exercise price of not less than the fair value of Holdings common stock at the date of grant and vest over a maximum of nine years.   Shares available for grant under the Plan totaled 1,347,789 at September 30, 2006.

A summary of stock option activity under the Plan is as follows:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price

Outstanding at December 31, 2005	3,965,000	$10.00
Cancelled	(1,240,000)	10.00
Outstanding at September 30, 2006	2,725,000	$10.00

At September 30, 2006, the outstanding stock options had a weighted average remaining contractual life of 5.1 years and an exercise price of $10.00 per option.  Of the options outstanding at September 30, 2006, 1,671,978 were exercisable.

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

Advanstar, Inc. notes

In February 2001, Advanstar, Inc. issued discount notes bearing interest at 15% (the “Discount Notes”) with an aggregate principal amount due October 2011 of $171.8 million.  These notes require semi-annual cash interest payments.  Neither the Company nor any of its subsidiaries guarantee the Discount Notes.

Advanstar, Inc. is a holding company and its ability to pay interest on the Discount Notes will be dependent upon the receipt of dividends from its subsidiaries, including the Company.  The Credit Facility, Senior Secured Notes and the Senior Subordinated Notes impose substantial restrictions on the Company’s and its subsidiaries’ ability to pay dividends.

The restricted payments covenants in the Company’s Senior Secured Notes indenture and Senior Subordinated Notes indenture provide that the Company can pay dividends only if its leverage ratio (as defined) is 6.0 to 1.0 or better and only from a “basket” as defined as the amount by which its cumulative EBITDA (as defined) since January 1, 2001 exceeds 150% of the Company’s cumulative interest expense in that period plus other items including proceeds from equity offerings. The Company cannot provide assurance that its results will allow it to make future distributions in light of these restrictions.  Failure to pay the interest on these notes will be a default under the notes and also result in a default under the Company’s Credit Facility, which could have a material adverse effect on the Company’s financial position, results of operations, and cash flows and/or could impact the Company’s ability to continue to operate without an amendment or restructuring of its Credit Facility and the notes.  Notwithstanding the leverage ratio limitation on restricted payments, the Company can make restricted payments in an aggregate amount of up to $20 million to Advanstar, Inc., none of which has been used as of September 30, 2006.  Both on March 14, 2006 and on October 14, 2006 the Company declared and paid a dividend of $12.9 million to Advanstar, Inc. to be used for its April 2006 and October 2006 interest payments for its Discount Notes.  Debt service on the discount notes will be $38.7 million from October 1, 2006 through December 31, 2007, including payment relating to the dividend made in October 2006.  Although there can be no assurance, the Company expects its results will allow it to continue to make dividend payments to Advanstar, Inc., to satisfy its debt service obligations.

Dividend Payment

In July 2006, Holdings entered into a stock purchase agreement with the Company’s former Chief Executive Officer, Robert L. Krakoff.  Pursuant to the agreement, Advanstar Holdings Corp. agreed to repurchase all of the shares of its common stock held by Mr. Krakoff and Mr. Krakoff surrendered all of his stock options in exchange for a $3.3 million payment.  The Company declared and paid a $3.3 million dividend to Advanstar, Inc. for purposes of funding this transaction.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for the Company on January 1, 2008. The Company is currently assessing the impact of SFAS No. 157 on its financial statements.

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The new standard requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the balance sheet and to recognize changes in that funded status in the year in which the change occurs through comprehensive income. SFAS No. 158 provides for adoption effective December 31, 2007. As such, the Company’s consolidated balance sheet as of December 31, 2007 will reflect the funded status of our postretirement benefit plans, with the offset reported in other comprehensive income (loss). The Company is currently assessing the impact of SFAS No. 158 on its financial statements.

13.                   Subsequent Event

In October 2006, the Company and one of its vendors entered into a termination agreement to terminate and cancel a long-term contract between the parties originally effective through December 31, 2008.  Under the terms of the new agreement, services will be provided through April 1, 2007 and the Company will pay a $1.9 million termination fee.

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

Advanstar Communications Inc.
Condensed Consolidating Balance Sheets (Unaudited)
At September 30, 2006

(in thousands)		Guarantor	Non Guarantor		Consolidated
	Communications	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$36,766	$2,661	$1,530	$—	$40,957
Accounts receivable, net	20,976	1,913	1,181	—	24,070
Prepaid expenses	4,826	1,918	938	—	7,682
Other	2,293	—	44	—	2,337

Total current assets	64,861	6,492	3,693	—	75,046

Non-current assets:
Due from parent	2,468	—	—	—	2,468
Property, plant and equipment, net	20,876	4,155	176	—	25,207
Deferred tax asset	3,394	502	—	(3,896)	—
Intangible and other assets, net	359,333	255,228	24,241	—	638,802
Investments in subsidiaries	542,509	—	—	(542,509)	—
Intercompany receivable	—	284,104	—	(284,104)	—
Non-current assets held for sale	4,620	—	—	—	4,620

	$998,061	$550,481	$28,110	$(830,509)	$746,143

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable	$10,531	$9,141	$1,197	$—	$20,869
Accrued liabilities	26,756	6,408	300	—	33,464
Deferred revenue	18,393	7,242	2,033	—	27,668

Total current liabilities	55,680	22,791	3,530	—	82,001

Long-term debt, net of current maturities	461,905	—	—	—	461,905
Deferred income taxes and other long-term liabilities	45,816	3,896	167	(3,896)	45,983
Intercompany payable	278,406	—	5,698	(284,104)	—

Stockholder’s equity:
Common stock	10	8	353	(361)	10
Capital in excess of par value	431,138	448,112	48,704	(496,816)	431,138
(Accumulated deficit) retained earnings	(284,836)	75,674	(40,284)	(35,390)	(284,836)
Accumulated other comprehensive income	9,942	—	9,942	(9,942)	9,942

Total stockholder’s equity	156,254	523,794	18,715	(542,509)	156,254

	$998,061	$550,481	$28,110	$(830,509)	$746,143

Advanstar Communications Inc.
Condensed Consolidating Statements of Operations (Unaudited)
For the three months ended September 30, 2006

(in thousands)		Guarantor	Non Guarantor		Consolidated
	Communications	Subsidiaries	Subsidiaries	Eliminations	Total

Revenue	$43,756	$50,267	$2,026	$—	$96,049

Operating expenses:
Cost of production, selling, editorial, and circulation	29,967	21,195	1,642	—	52,804
General and administrative	17,772	639	265	—	18,676
Depreciation and amortization	4,486	4,053	169	—	8,708

Total operating expenses	52,225	25,887	2,076	—	80,188

Operating (loss) income	(8,469)	24,380	(50)	—	15,861

Other income (expense):
Interest (expense) income, net	(12,830)	—	5	—	(12,825)
Loss on extinguishment of debt	(102)	—	—	—	(102)
Other income (expense), net	76	—	(141)	—	(65)

(Loss) income from continuing operations before income taxes	(21,325)	24,380	(186)	—	2,869

(Benefit) provision for income taxes	(7,348)	9,355	(8)	—	1,999

Equity in earnings of subsidiaries	14,847	—	—	(14,847)	—

Income (loss) from continuing operations	870	15,025	(178)	(14,847)	870

Income (loss) from operations of discontinued businesses, net of taxes	235	—	(8)	8	235

Net income (loss)	$1,105	$15,025	$(186)	$(14,839)	$1,105

Advanstar Communications Inc.
Condensed Consolidating Statements of Operations (Unaudited)
For the nine months ended September 30, 2006

(in thousands)		Guarantor	Nonguarantor		Consolidated
	Communications	Subsidiaries	Subsidiaries	Eliminations	Total

Revenue	$157,516	$98,376	$5,973	$—	$261,865

Operating expenses:
Cost of production and selling, editorial and circulation	100,548	41,707	5,035	—	147,290
General and administrative	36,563	1,795	875	—	39,233
Restructuring charge	2,325	—	—	—	2,325
Depreciation and amortization	14,875	12,033	492	—	27,400

Total operating expenses	154,311	55,535	6,402	—	216,248

Operating income (loss)	3,205	42,841	(429)	—	45,617

Other income (expense):
Interest (expense) income, net	(39,706)	—	12	—	(39,694)
Loss on extinguishment of debt	(599)	—	—	—	(599)
Other income (expense), net	176	(2)	(396)	—	(222)

(Loss) income from continuing operations before income taxes	(36,924)	42,839	(813)	—	5,102

(Benefit) provision for income taxes	(10,667)	16,544	(8)	—	5,869

Equity in earnings of subsidiaries	25,490	—	—	(25,490)	—

(Loss) income from continuing operations	(767)	26,295	(805)	(25,490)	(767)

Discontinued operations:
Income (loss) from operations of discontinued businesses, net of taxes	113	—	11	(11)	113

Net (loss) income	$(654)	$26,295	$(794)	$(25,501)	$(654)

Advanstar Communications Inc.
Condensed Consolidating Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2006

(in thousands)		Guarantor	Non Guarantor		Consolidated
	Communications	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net (loss) income	$(654)	$26,295	$(794)	$(25,501)	$(654)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Equity in earnings of subsidiaries	(25,501)	—	—	25,501	—
Depreciation and amortization	14,875	12,033	492	—	27,400
Other non-cash items	8,396	387	(45)	—	8,738
Change in working capital items	22,802	(35,181)	1,627	—	(10,752)

Net cash provided by operating activities	19,918	3,534	1,280	—	24,732

Investing activities:
Additions to property, plant and equipment	(9,339)	(2,433)	(52)	—	(11,824)
Acquisitions of intangible assets and other	(14)	10	—	—	(4)

Net cash used in investing activities	(9,353)	(2,423)	(52)	—	(11,828)

Financing activities:
Payments of long-term debt	(9,972)	—	—	—	(9,972)
Proceeds from issuance of long-term debt	10,000	—	—	—	10,000
Deferred finance costs	(1,706)	—	—	—	(1,706)
Project grant refunds distributed	—	(175)	—	—	(175)
Dividend paid to stockholder	(16,229)	—	—	—	(16,229)

Net cash used in financing activities	(17,907)	(175)	—	—	(18,082)

Effect of exchange rate changes on cash	—	—	(474)	—	(474)

Net (decrease) increase in cash and cash equivalents	(7,342)	936	754	—	(5,652)

Cash and cash equivalents, beginning of year	44,108	1,725	776	—	46,609

Cash and cash equivalents, end of year	$36,766	$2,661	$1,530	$—	$40,957

Advanstar Communications Inc.
Condensed Consolidating Balance Sheets (Unaudited)
At December 31, 2005

(in thousands)		Guarantor	Non Guarantor		Consolidated
	Communications	Subsidiaries	Subsidiaries	Eliminations	Total

Assets
Current assets
Cash and cash equivalents	$44,108	$1,725	$776	$—	$46,609
Accounts receivable, net	23,140	446	1,021	—	24,607
Prepaid expenses	6,539	1,136	196	—	7,871
Other	1,929	—	36	—	1,965
Total current assets	75,716	3,307	2,029	—	81,052
Non-current assets
Due from parent	2,232	—	—	—	2,232
Property, plant and equipment, net	18,360	2,778	168	—	21,306
Deferred tax asset	3,217	502	—	(3,719)	—
Intangible and other assets, net	368,693	266,246	22,687	—	657,626
Investments in subsidiaries	515,479	—	—	(515,479)	—
Intercompany receivable	—	259,760	—	(259,760)	—
Non-current assets held for sale	4,620	—	—	—	4,620
	$988,317	$532,593	$24,884	$(778,958)	$766,836
Liabilities and Stockholder’s Equity
Current liabilities
Current maturities of long-term debt	$201	$—	$—	$—	$201
Accounts payable	10,948	449	945	—	12,342
Accrued liabilities	29,625	8,086	283	—	37,994
Deferred revenue	23,585	22,840	47	—	46,472
Total current liabilities	64,359	31,375	1,275	—	97,009
Long-term debt, net of current maturities	461,786	—	—	—	461,786
Deferred income taxes and other long-term liabilities	36,227	3,719	206	(3,719)	36,433
Intercompany payable	254,337	—	(5,423)	(248,914)	—
Stockholder’s equity
Common stock	10	8	353	(361)	10
Capital in excess of par value	447,367	448,112	48,704	(496,816)	447,367
(Accumulated deficit) retained earnings	(284,182)	49,379	(39,490)	(9,889)	(284,182)
Accumulated other comprehensive income (loss)	8,413	—	8,413	(8,413)	8,413
Total stockholder’s equity	171,608	497,499	17,980	(515,479)	171,608
	$988,317	$532,593	$14,038	$(768,112)	$766,836

Advanstar Communications Inc.
Condensed Consolidating Statements of Operations (Unaudited)
For the three months ended September 30, 2005

(in thousands)		Guarantor	Non Guarantor		Consolidated
	Communications	Subsidiaries	Subsidiaries	Eliminations	Total

Revenue	$43,380	$40,950	$1,361	$—	$85,691
Operating expenses
Cost of production, selling, editorial, and circulation	29,131	14,348	1,317	—	44,796
General and administrative	7,811	516	544	—	8,871
Restructure charge	1,041	—	—	—	1,041
Depreciation and amortization	4,965	3,800	162	—	8,927
Total operating expenses	42,948	18,664	2,023	—	63,635

Operating income (expense)	432	22,286	(662)	—	22,056

Other income (expense)
Interest (expense) income, net	(13,639)	—	4	—	(13,635)
Other income (expense), net	110	(38)	(126)	—	(54)
(Loss) income from continuing operations before income taxes	(13,097)	22,248	(784)	—	8,367

(Benefit) provision for income taxes	(2,702)	8,596	—	—	5,894
Equity in earnings of subsidiaries	12,868	—	—	(12,868)	—
Income (loss) from continuing operations	2,473	13,652	(784)	(12,868)	2,473

Income (loss) from operations of discontinued	2,733	—	(12,358)	12,358	2,733

Net income (loss)	$5,206	$13,652	$(13,142)	$(510)	$5,206

Advanstar Communications Inc.
Condensed Consolidating Statements of Operations (Unaudited)
For the nine months ended September 30, 2005

		Guarantor	Nonguarantor		Consolidated
	Communications	Subsidiaries	Subsidiaries	Eliminations	Total

Revenue	$150,562	$77,425	$4,266	$—	$232,253

Operating expenses:
Cost of production and selling, editorial and circulation	96,962	28,041	3,978	—	128,981
General and administrative	28,328	1,231	1,812	—	31,371
Restructure charge	3,056	—	—	—	3,056
Depreciation and amortization	16,857	11,019	528	—	28,404

Total operating expenses	145,203	40,291	6,318	—	191,812

Operating income (loss)	5,359	37,134	(2,052)	—	40,441

Other income (expense):
Interest (expense) income, net	(48,084)	—	20	—	(48,064)
Loss on early extinguishment of debt	(12,581)	—	—	—	(12,581)
Other income (expense), net	381	(76)	(380)	—	(75)

(Loss) income from continuing operations before income taxes and cumulative effect of accounting change	(54,925)	37,058	(2,412)	—	(20,279)

(Benefit) provision for income taxes	(10,294)	14,294	9	—	4,009
Equity in earnings of subsidiaries	20,343	—	—	(20,343)	—

Net (loss) income from continuing operations before cumulative effect of accounting change	(24,288)	22,764	(2,421)	(20,343)	(24,288)

Income (loss) from operations of discontinued businesses, net of tax	46,530	—	1,693	(1,693)	46,530
Income (loss) before cumulative effect of accounting change	22,242	22,764	(728)	(22,036)	22,242

Cumulative effect of accounting change	4,618	—	—	—	4,618
Net income (loss)	$26,860	$22,764	$(728)	$(22,036)	$26,860

Advanstar Communications Inc.
Condensed Consolidating Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2005

(in thousands)		Guarantor	Non Guarantor		Consolidated
	Communications	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net income (loss)	$26,860	$22,764	$(728)	$(22,036)	$26,860
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in earnings of subsidiaries	(22,036)	—	—	22,036	—
Gain on derivative financial instruments	(77)	—	—	—	(77)
Impairment loss on intangible assets	2,272	—	—	—	2,272
Write-off of deferred financing costs	3,517	—	—	—	3,517
Depreciation and amortization	19,809	11,019	528	—	31,356
Other non-cash items	(64,187)	258	23,705	—	(40,224)
Change in working capital items	32,579	(32,011)	(28,276)	—	(27,708)
Net cash (used in) provided by operating activities	(1,263)	2,030	(4,771)	—	(4,004)

Investing activities:
Additions to property, plant and equipment	(3,642)	(1,382)	(27)	—	(5,051)
Acquisitions of publications and tradeshows, net of proceeds	(4,441)	(11,062)	—	—	(15,503)
Proceeds from sale of business and other assets	172,742	—	1,100	—	173,842
Net cash provided by (used in) investing activities	164,659	(12,444)	1,073	—	153,288

Financing activities:
Payments of long-term debt	(152,142)	—	—	—	(152,142)
Deferred financing costs	(129)	—	—	—	(129)
Dividends paid to minority interest holders	(900)	—	—	—	(900)

Net cash used in financing activities	(153,171)	—	—	—	(153,171)

Effect of exchange rate changes on cash	—	—	660	—	660

Net increase (decrease) in cash and cash equivalents	10,225	(10,414)	(3,038)	—	(3,227)

Cash and cash equivalents, beginning of year	33,956	—	7,267	—	41,223

Cash and cash equivalents, end of year	$44,181	$(10,414)	$4,229	$—	$37,996

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

In addition to our three segments described above, we combine our European, unallocated market development and costs to support our e-media operations into “Other.”

Unless otherwise noted, disclosures herein relate only to our continuing operations. All historical amounts have been reclassified to exclude results and gains or losses from discontinued operations. For further information on discontinued properties, see “Presentation of Financial Information—Acquisitions and Divestitures.”

The percentage of our total revenue by segment for the nine months ended September 30, 2006 and 2005 is as follows:

	Nine Months Ended
	September 30,
	2006	2005

Fashion & Licensing	42%	39%
Life Sciences	43%	46%
Powersports	12%	12%
Other	3%	3%

Our revenue reaches its highest levels during the first and third quarters of the year due to the timing of the MAGIC Marketplace tradeshows and our other large tradeshows and conferences.  Because show and conference revenue is recognized when a particular event is held, we may experience fluctuations in quarterly revenue based on the movement of show dates from one quarter to another.

Trends and Developments

Results for the first nine months of 2006 reflect the successful execution of our strategy to focus where we can leverage our strong market positions, customer relationships and management teams.  We continue to develop new revenue streams through a variety of initiatives and are constantly striving to improve operating efficiency.

In addition to the expansion and development of new categories and trend areas in MAGIC, the recent acquisitions of POOL and Project have been integrated into the overall MAGIC Marketplace and contributed to the expansion of our fashion offerings to our exhibitors and attendees during the February and August MAGIC Marketplace events.

The recent launches in Powersports in the off-road market continue to develop, including DIRTsports and Off-Road Business magazines, Off-Road Impact tradeshow and the Off-Road Expo consumer event acquired in October 2005.

In Life Sciences our healthcare projects business continues to develop through the strengthening of our sales efforts and effectively addressing our pharmaceutical customers’ needs to comply with tighter regulations relating to the management and delivery of educational projects.  We continued our growth initiatives including the launch of five new publications and seven new conferences and the development of several new web seminars and other electronic media.

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

Presentation of Financial Information

Acquisitions and divestitures

We continue to look for opportunities to execute our strategy of building significant positions in targeted markets, through the acquisition of identified assets.  In 2005, we completed five acquisitions as follows:

•                  On September 12, 2005, we purchased an off-road consumer event business from Petersen Events Corporation (“Off-Road Expo”) for $2.2 million in cash.  In addition, we may pay additional contingent cash consideration to the former shareholders based on the 2006 operating revenue from the acquired business.

•                  On August 23, 2005, the Company purchased two fashion industry tradeshows based in Las Vegas from the owner of the POOL Tradeshow (‘‘POOL”) for $3.0 million in cash. In July 2006, the former owner of POOL and we entered into an agreement which terminated the former owner’s employment with us and settled all their respective rights and obligations under the POOL asset purchase agreement and the employment agreement.  Upon execution of this agreement, we made an initial payment of $1.5 million to the former owner, and will make a final payment of $0.5 million in 2007.  The $2.0 million consideration was recorded as compensation expense in the third quarter of 2006.  The original purchase agreement provided for additional contingent cash consideration to be paid to the former owner based on the 2007 and 2008 operating results of POOL and required the owner’s continued employment with us.  These future contingent purchase price and employment-related payments were canceled as part of the July 2006 agreement.

•                  On August 19, 2005, we purchased Project Global Tradeshow, Inc. (‘‘Project”), a producer of tradeshows for the fashion industry in New York and Las Vegas, for $9.9 million in cash.  In addition, we may pay additional contingent cash consideration to the former owners based on the 2007 and 2008 operating results of the acquired business and their continued employment with us.  Management currently estimates the contingent payment to be $17.5 million.  Contingent consideration is estimated when it is probable that, it has been earned and will be recorded as compensation expense over the former owners’ employment period  This estimate will change based on actual future results.  We recorded $5.7 million in compensation expense related to the estimated additional contingent consideration in the third quarter of 2006.

•                  In 2005, we completed two other acquisitions of consumer shows in our Powersports group with an aggregate purchase price of $0.5 million in cash.

We have accounted for these acquisitions under the purchase method of accounting.  Accordingly, our results of operations include the effect of the acquisition from the date of purchase.

In addition, non-core divestitures and discontinued operations in 2005 include:

•                  On December 31, 2005, we sold our Arenacross Championship Series (“Arenacross”) for a total selling price of $0.2 million. We recorded a loss on the sale of $0.4 million in December 2005.  Arenacross had no revenue in the three or nine months ended September 30, 2005. Arenacross had a $0.2 million and $0.3 million contribution loss in the three and nine months ended September 30, 2005.

•                  In the second quarter of 2005, we discontinued the remaining East Coast Fashion tradeshow business acquired in 1999 from Larkin-Pluznik-Larkin, LLC. (the “East Coast Fashion Group”) as part of our new strategy.  We recorded a $2.3 million impairment charge for the remaining intangible assets of this business in 2005. East Coast Fashion Group had $0.9 million of revenue in the nine months ended September 30, 2005.  Contribution margin for the nine months ended September 30, 2005 was $0.1 million. East Coast Fashion had no revenue or contribution margin for the three months ended September 30, 2005.

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

The financial results of the businesses included in discontinued operations in the accompanying condensed consolidated statements of operations are as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

(Loss) income before income taxes	$(8)	$(326)	$(175)	$58,249
Income tax (benefit) provision	(243)	(3,059)	(288)	11,153
Minority interests	—	—	—	(566)

Income from operations of discontinued businesses	$235	$2,733	$113	$46,530

Selected Financial Data

The following table sets forth selected statements of operations and other financial data.

(in thousands)	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Income Statement Data:
Revenue
Fashion & Licensing	$51,006	$42,740	$110,052	$89,710
Life Sciences	37,452	35,956	112,574	107,636
Powersports	4,960	4,596	31,620	27,655
Other	2,631	2,399	7,619	7,252

Total revenue	96,049	85,691	261,865	232,253

Cost of production and selling, editoral and circulation
Fashion & Licensing	22,458	15,338	47,427	34,329
Life Sciences	23,658	23,788	73,734	72,133
Powersports	4,912	4,980	20,535	19,433
Other	1,776	690	5,594	3,086

Total cost of production and selling	52,804	44,796	147,290	128,981

General and administrative expenses	18,676	8,871	39,233	31,371
Restructuring charge	—	1,041	2,325	3,056
Depreciation and amortization	8,708	8,927	27,400	28,404

Operating income	15,861	22,056	45,617	40,441
Other income (expense):
Interest expense	(13,355)	(13,919)	(41,182)	(49,192)
Interest income	530	284	1,488	1,128
Loss on extinguishment of debt	(102)	—	(599)	(12,581)
Other expense, net	(65)	(54)	(222)	(75)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	2,869	8,367	5,102	(20,279)
Provision for income taxes	1,999	5,894	5,869	4,009

Income (loss) from continuing operations before cumulative effect of accounting change	870	2,473	(767)	(24,288)

Income from operations of discontinued businesses, net of taxes	235	2,733	113	46,530

Income (loss) before cumulative effect of accounting change	1,105	5,206	(654)	22,242

Cumulative effect of accounting change	—	—	—	4,618

Net income (loss)	$1,105	$5,206	$(654)	$26,860

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

Revenue

Revenue in the third quarter of 2006 increased 12.1% to $96.0 million from $85.7 million in the third quarter of 2005.

Fashion and Licensing revenue of $51.0 million increased 19.3% or $8.3 million from $42.7 million in the third quarter of 2005.  Revenue from MAGIC Marketplace grew 11.3% or $4.8 million due to increases in yields, square feet sold and sponsorships.  MAGIC Marketplace square feet grew by 7% over 2005 to 1.1 million square feet.  Revenue growth of $3.4 million was also generated from our July 2006 New York Project and POOL events, which were acquired in August 2005.  Our third quarter revenue growth was also attributable to our License! publication growth in revenue of 36.7% driven by an increase in ad pages over the same quarter of 2005.

Life Sciences revenue of $37.5 million increased 4.2% or $1.5 million from $36.0 million in the third quarter of 2005 primarily due to a 14.8% revenue growth driven by an increase of 20.2% in ad pages from our primary and dental publications, as well as the launch of several new publications. Ad page growth for all publications in the Life Sciences segment was 12.0% in the third quarter of 2006 over the same quarter last year.  These revenue gains were partially offset by market softness in our IVT pharmaceutical conferences.

Powersports revenue of $5.0 million increased 7.9% or $0.4 million from $4.6 million in the third quarter of 2005.  This increase was driven primarily by strong growth in our automotive publications.  Ad pages and ad revenue for these automotive publications grew 3.2% and 12.7%.

Revenue from our Other operations in the third quarter of 2006 was $2.6 million compared to $2.4 million reported in the third quarter of 2005.

Cost of production, selling, editorial  and circulation costs

Cost of production, selling, editorial and circulation expenses in the third quarter of 2006 increased 17.9% to $52.8 million from $44.8 million in the third quarter of 2005.

Fashion & Licensing expenses in the third quarter of 2006 increased by 46.4%, or $7.2 million, to $22.5 million from $15.3 million in the third quarter of 2005, primarily due to the expansion of our MAGIC Marketplace, including POOL and Project Las Vegas and our first New York POOL and Project events.

Life Sciences expenses in the third quarter of 2006 decreased by 0.5%, or $0.1 million, to $23.7 million from $23.8 million in the third quarter of 2005.  Cost declines were primarily due to operating efficiencies achieved through our restructuring efforts begun in 2005.  These cost reductions were partially offset by $0.7 million in launch costs for new conferences and publications in the quarter and increased costs to support growth in our primary and dental publications.

Powersports expenses in the third quarter of 2006 decreased by 1.4%, or $0.1 million, to $4.9 million from $5.0 million in the third quarter of 2005 due primarily to reduced costs from our off-road group.

Expenses of Other operations in the third quarter of 2006 were $1.8 million, compared to $0.7 million in the third quarter of 2005.  This increase is primarily due to the renegotiation of certain tradeshow vendor agreements, investments in the development of our e-media product offerings and launch costs for Ophthalmology Times Europe.

General and administrative expenses

General and administrative costs increased $9.8 million to $18.7 million in the third quarter of 2006 from $8.9 million in the third quarter of 2005.  This increase is primarily due to a $5.7 million charge related to the estimated contingent consideration payments for the Project acquisition and a $2.0 million charge pursuant to an agreement to settle all future contingent payments under the POOL asset purchase agreement including the termination of employment of the former owner of POOL.  Additionally, general and administrative expenses in the third quarter of 2006 includes $2.4 million in non-recurring charges related to executive separation costs, legal claims and property obligations. See further information regarding the Project and POOL transactions in “—Presentation of Financial Information—Acquisitions and Divestitures.”

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

Effective June 2006, we entered into a lease modification and surrender agreement for approximately 60% of our vacated office space in New York, NY.  Under the terms of the agreement, we paid the landlord $2.8 million in cash, the lease covering the surrendered space was terminated and we will have no further future lease obligations for the portion of the space surrendered.  At the same time, we adjusted our accrual for this space based upon the terms of the agreement and recorded a gain of $0.1 million.

During 2005 we notified certain employees that they would be severed from the Company in connection with the sale of the Portfolio Group and the reorganization of our operating and support department management team.

Pre-tax restructuring charges incurred are as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Facility exit costs	$—	$442	$2,339	$1,236
Employee severance and other termination costs	—	599	(14)	1,820
Restructuring charge	$—	$1,041	$2,325	$3,056

Depreciation and amortization expense

Depreciation and amortization expense decreased $0.2 million to $8.7 million in the third quarter of 2006 from $8.9 million in the third quarter of 2005 primarily due to the reduction in amortization attributable to the effect of the double declining balance method of accelerated amortization on our exhibitor and advertiser lists, partially offset by additional amortization expense related to the businesses acquired in 2005.

Interest expense

Interest expense in the third quarter of 2006 decreased $0.5 million, or 4.1%, to $13.4 million from $13.9 million in the third quarter of 2005.  The decrease is primarily due to our $9.8 million repayment of our floating rate notes in August 2006. See “—Liquidity and Capital Resources—second priority secured notes.”

At September 30, 2006, $451.9 million, or 98%, of our total debt is at a fixed rate with the remaining 2% of our debt subject to interest rate fluctuations.

Provision (benefit) for income taxes

The provision for income taxes before discontinued operations was $2.0 million in the third quarter of 2006 compared to $5.9 million in the third quarter of 2005.  For both 2006 and 2005, the provision includes income taxes in certain foreign jurisdictions and a deferred tax provision related to the basis of goodwill for tax purposes being less than the carrying value of goodwill for financial reporting purposes.  The third quarter 2005 provision also includes an adjustment to the allocation of taxes between continuing operations and discontinued operations based on year to date results.  This tax provision is offset by a tax benefit included in discontinued operations.  We recorded no income tax benefit related to the net operating losses we generated during 2005 because we established a valuation allowance to offset any related tax benefits due to uncertainty about realization of these benefits.

Discontinued operations

In December 2005, we sold our Arenacross Championship Series for a total selling price of $0.2 million. The loss on the sale of $0.4 million was recorded in December 2005.

In the second quarter of 2005, we discontinued the remaining East Coast Fashion tradeshow business acquired in the 1999 Larkin transaction and recognized a $2.3 million impairment charge for the remaining carrying value of the intangible assets of this business.

In May and July 2005, we sold certain businesses to Questex for net cash of $173.8 million.  A gain of $52.9 million on the sale of these assets was recorded in 2005.

See further information regarding discontinued operations in “—Presentation of Financial Information—Acquisitions and Divestitures.”

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenue

Revenue in the first nine months of 2006 increased 12.7% to $261.9 million from $232.3 million in the first nine months of 2005.

Fashion and Licensing revenue of $110.1 million increased 22.7% or $20.4 million from $89.7 million in the first nine months of 2005.  Revenue from our 2006 MAGIC Marketplace Las Vegas spring and fall events increased a combined $13.0 million or 16.5% over 2005 due to an increase in square feet sold, yields and sponsorships. Total exhibit space for both events increased by 11.7% to 2,145,000 square feet. The August 2005 acquisitions of POOL and Project expanded our presence in the contemporary and boutique fashion markets.  The spring POOL and Project events, which were integrated into MAGIC Marketplace in Las Vegas, along with the Project and POOL  New York events, contributed $12.6 million of revenue and 260,000 square feet in the first and third quarters of 2006.  Revenue in the first nine months of 2006 also benefited from a successful Licensing International event held in New York and 15.3% growth in revenue from our License! magazine.

Life Sciences revenue of $112.6 million increased 4.6% or $5.0 million from $107.6 million in the first nine months of 2005.  Revenue from healthcare custom projects increased $1.7 million or 21.1% from the first nine months of 2005 primarily due to more focused selling efforts and our ability to meet the new pharmaceutical regulatory rules governing the management and delivery of many of these projects. Strong performances also were achieved from several of our primary care, specialty care and dental publications. In addition, our launches of Firstline and Modern Hygienist magazines, and a veterinary conference generated $2.2 million of revenue.  These revenue gains were partially offset by a decline of $2.5 million from our IVT pharmaceutical conferences, Drug Topics and RN Magazine, as well as the effect of the sale of Pharmaceutical Discovery in late 2005.  Ad page growth for all publications in the Life Sciences segment grew 6.2% in the first nine months of 2006 over the same period last year primarily due to strong performances from our specialty healthcare, primary healthcare and dental publications.

Powersports revenue of $31.6 million increased 14.3% or $3.9 million from $27.7 million in the first nine months of 2005.  The International Motorcycle Show events and Dealer Expo experienced an increase in square feet of 5.8% and revenue of $1.4 million or 9.9% in first nine months of 2006 over the same period last year.  In the off-road market we held a strong Off-Road Impact Expo trade event and held our first Off-Road Expo-Salt Lake City event, a consumer off-road event acquired in October 2005. Ad revenue for Powersports publications grew 19.5% or $2.0 million and Powersports ad pages grew 15.3% primarily due to strong performance from our automotive publications as well as the continued development of our Off-Road publications, DIRTsports and Off-Road Business.

Revenue from our Other operations in the first nine months of 2006 was $7.6 million, compared to $7.3 million reported in the first nine months of 2005.

Cost of production, selling, editorial and circulation

Cost of production, selling, editorial and circulation expenses in the first nine months of 2006 increased 14.2% to $147.3 million from $129.0 million in the first nine months of 2005 due to acquisitions and growth across our segments.

Fashion & Licensing expenses in the first nine months of 2006 increased by 38.2%, or $13.1 million, to $47.4 million from $34.3 million in the first nine months of 2005, primarily due to our program to expand our MAGIC Marketplace spring and fall, and our POOL and Project New York events.  Expenses to support our first spring Las Vegas POOL and Project events, included in MAGIC Marketplace, and our first Project and POOL New York events were $7.5 million for the first nine months of 2006.

Life Sciences expenses in the first nine months of 2006 increased by 2.2%, or $1.6 million, to $73.7 million from $72.1 million in the first nine months of 2005.  The increase is primarily due to $2.6 million in product launch costs for new conferences and publications launches, a $1.7 million increase in healthcare special projects costs related to the growth in the number of delivered projects, and increased costs associated with our base publication ad page growth, offset by reductions of $0.9 million in costs related to the sold publication Pharmaceutical Discovery and $1.9 million in cost reductions due to improved operating efficiencies from the restructuring program implemented at the end of the second quarter of 2005.

Powersports expenses in the first nine months of 2006 increased by 5.7%, or $1.1 million, to $20.5 million from $19.4 million in the first nine months of 2005.  Expenses increased primarily due to increased direct costs for the Powersports publications in support of ad page increases over the same period last year and due to our first Off-Road Expo — Salt Lake event.

Expenses of our Other operations in the first nine months of 2006 were $5.6 million, compared to $3.1 million in first nine months of 2005.  This increase is primarily due to the renegotiation of certain tradeshow vendor agreements, investments in the development of our e-media product offerings and launch costs for Ophthalmology Times Europe.

General and administrative expenses

General and administrative costs increased 25.1% to $39.2 million in the first nine months of 2006 from $31.4 million in the first nine months of 2005.  Expenses increased primarily due to the $7.7 million of expected payments for our Project and POOL acquisitions, as described above, $0.8 million in executive separation costs, $2.6 million in property obligations and increased charges related to outstanding legal claims. These increases were partially offset by operating efficiencies achieved due to 2005 restructuring actions.  Additionally, the first nine months of 2005 had non recurring costs of  $1.0 million in employee contingent compensation charges related to the IVT acquisition and $2.7 million in reduced strategic consulting and employee medical costs.

Restructuring charge

See information regarding restructuring activities in “—Results of Operations-Three Months Ended September 30, 2006 compared to the three months ended September 30, 2005-Restructuring charge.”

Depreciation and amortization expense

Depreciation and amortization expense declined $1.0 million to $27.4 million in the first nine months of 2006 from $28.4 million in the first nine months of 2005 primarily due to the effect of the double declining balance method of accelerated amortization on our exhibitor and advertiser lists, partially offset by accelerated depreciation for leaseholds in leased office space vacated in 2006 and additional amortization expense related to the businesses acquired in 2005.

Interest expense

Interest expense in the first nine months of 2006 declined $8.0 million, or 16.3%, to $41.2 million from $49.2 million in the first nine months of 2005 primarily due to the repayment of $20.4 million of our term loans, $8.7 million of our fixed rate notes, and $117.8 million of our floating rate notes in the second quarter of 2005 with the proceeds from the sale of the Portfolio Group. See “—Liquidity and Capital Resources- Second priority secured and floating rate notes repayment.”

We incurred $0.6 million in costs related to the write off of unamortized deferred finance costs related to the amendment and restatement of the credit facility in May 2006 and repayment of floating rate notes in August 2006. See “—Liquidity and Capital Resources- Credit facility amendment and restatement.”

We incurred $12.6 million in costs related to the repurchase of a part of our fixed and floating rate senior secured debt in the first nine months of 2005 discussed above.  These costs include $8.6 million in tender offer premium and consent fees, $3.5 million in unamortized deferred financing costs, and $0.5 million in legal fees and expenses.

Provision (benefit) for income taxes

The provision for income taxes before discontinued operations was $5.9 million in the first nine months of 2006 compared to $4.0 million in the first nine months of 2005.  For both 2006 and 2005, the provision includes income taxes in certain foreign jurisdictions and a deferred tax provision related to the basis of goodwill for tax purposes being less than the carrying value of goodwill for financial reporting purposes.  Additionally, the 2005 tax provision includes a tax benefit provided by losses from continuing operations to the extent that such losses offset the income from discontinued operations. This tax benefit is offset by a tax provision included in discontinued operations resulting from the operating income and gain attributable to the sale of the Portfolio Group business. We recorded no income tax benefit related to the net operating losses we generated during 2005 because we have established a valuation allowance to offset any related tax benefits due to uncertainty about realization of these benefits.

Discontinued operations

See information regarding discontinued operations in “—Results of Operations-Three Months Ended September 30, 2006 compared to the three months ended September 30, 2005-Discontinued operations.”

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

We anticipate that our operating cash flow, together with borrowings under the credit facility and other future financings and refinancings, will be sufficient to fund our anticipated future operating expenses, capital expenditures, debt service, dividends to our parent, Advanstar, Inc to be used for servicing its debt obligations, and other obligations as they become due.  However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance.  Our future performance and continued compliance with the covenants contained in our credit facility will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.  We expect to be in compliance with our debt covenants during 2006 and 2007.

As of September 30, 2006, we had cash and cash equivalents of $41.0 million and also had $47.9 million in availability under our revolving credit facility. The following table shows our cash flow activity for the nine months ended September 30, 2006 and 2005, and includes the results of discontinued operations, and should be read in conjunction with the consolidated statements of cash flows:

(in thousands)	Nine Months Ended
	September 30,
	2006	2005

Net cash provided by (used in) operating activities	$24,732	$(4,004)
Net cash (used in) provided by investing activities	(11,828)	153,288
Net cash used in financing activities	(18,082)	(153,171)
Effect of exchange rate changes on cash	(474)	660

Net decrease in cash and cash equivalents	$(5,652)	$(3,227)

The $28.7 million increase in cash provided by operating activities as compared to the first nine months of 2005 was due principally to a reduction in cash interest payments of $9.2 million, $4.2 million in improved operating results, an increase in our outstanding accounts payable by $4.2 million, other long-term liabilities increases of $4.4 million, an increase in cash collected in advance of our fourth quarter events of $3.7 million and $9.1 million in non-recurring cash fees and expenses related to our repurchase of a portion of our outstanding debt in June 2005, partially offset by declines in other accrued expenses.

Net cash used in investing activities increased $165.1 million to $11.8 million in the first nine months of 2006, from $153.3 million provided by investing activities in the first nine months of 2005.  This increase was principally due to the proceeds received in the second quarter of 2005 from the sale of the Portfolio Group.  We also increased capital expenditures in 2006 for computer upgrades, applications development and for build-outs and furnishing of our new downsized office in New York.  We incurred capital expenditures of $11.8 million and $5.1 million in the first nine months of 2006 and 2005.  The majority of these expenditures are related to expansions and enhancements to our IT and communications infrastructure and management and operating group information systems, and office build-outs arising from our recent office consolidations.  We believe that this amount of capital expenditure will be adequate to grow our business according to our business strategy and to maintain the key tradeshows, publications and business of our continuing operations.

We did not complete any acquisitions in the first nine months of 2006. In connection with any future acquisitions, as a part of our on-going business strategy, we may require additional funding, which may be provided in the form of additional debt or equity financing or a combination thereof.  There can be no assurance that any additional financing will be available to us on acceptable terms or in a manner that complies with the restrictive covenants in our debt instruments.  Consistent with our longstanding strategy, we continue to pursue potential acquisitions of complementary businesses.

Cash used in financing activities in the first nine months of 2006 was $18.1 million compared to $153.2 million in the first nine months of 2005.  In the first nine months of 2006, we paid $16.2 million in dividends to our stockholder, Advanstar, Inc., to be used for cash interest payments in April 2006 relating to its 15% senior discount notes and for a stock and option repurchase from a former Chief Executive Officer. We also repaid the remaining $9.8 million of our second priority floating rate notes at par in August 2006.  We borrowed $10.0 million and incurred financing costs of $1.5 million in connection with the amendment and restatement of our credit facility in May 2006 (see “—Credit facility amendment and restatement”).  In March 2005, we repaid $4.6 million of our outstanding Term Loan B with the 2004 proceeds from the sale of a tradeshow business.  In June 2005, we repaid our outstanding Term Loan B of $20.4 million and repurchased $126.5 million of our floating and fixed rate notes, using the proceeds from Portfolio Group sale.

Debt service

As of September 30, 2006, we had total indebtedness of $461.9 million and $47.9 million of borrowings available under our revolving credit facility.  Our principal debt obligations are described below.

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

Credit facility

Our Credit Facility consists of a $50.0 million revolving credit facility which terminates in May 2009, and a $10.0 million term loan which matures in May 2009.  Borrowings under the Credit Facility generally bear interest based on a margin over, at our option, the base rate or LIBOR.  The applicable margin for revolving credit loans varies based upon our ratio of consolidated debt to EBITDA, as defined in the credit facility, and is currently 2.5% over LIBOR or 2.5% over the base rate.  Our obligations under the credit facility are guaranteed by Advanstar Holdings Corp. (“Advanstar Holdings” or “Holdings”), our ultimate parent company, Advanstar, Inc., our direct parent company, and all of our existing and future domestic subsidiaries.  Our obligations under the Credit Facility are collateralized by substantially all of the assets of our company and the subsidiary guarantors, including a pledge of the capital stock of all our existing and future domestic subsidiaries, a pledge of no more than 65% of the voting stock of any foreign subsidiary directly owned by our company or any domestic subsidiary, a pledge of all intercompany indebtedness in favor of our company and our domestic subsidiaries, a pledge of our Company’s and Advanstar IH, Inc.’s capital stock held by our direct parent company, and a pledge of our direct parent company’s capital stock held by Advanstar Holdings.  The Credit Facility contains restrictive covenants, including limitations on certain asset dispositions, dividends, investments and other restricted payments.  Failure to comply with the covenants could cause an event of default under the Credit Facility.

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

In August 2006, we used a portion of the proceeds from the Term Loan to redeem all of our remaining $9.8 million of outstanding floating rate notes at par.

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

The restrictive covenants in our senior secured notes indenture and senior subordinated notes indenture provide that we can pay dividends only if our leverage ratio (as defined) is 6.0 to 1.0 or better and only from a “basket” equal to the amount by which our cumulative EBITDA (as defined) since January 1, 2001 exceeds 150% of our cumulative interest expense in that same period plus other items, including proceeds from equity offerings. In addition to the basket and notwithstanding the leverage ratio limitation on restricted payments, we can make additional restricted payments in an aggregate amount of up to $20 million to Advanstar, Inc., none of which has been used as of September 30, 2006.   As of December 31, 2005, our leverage ratio under the most restrictive of these indentures was 5.96 to 1.0.  Both in March 2006 and October 2006, we declared and paid a dividend of $12.9 million to Advanstar, Inc. to be used for servicing its debt obligations.  As of September 30, 2006, our leverage ratio under the most restrictive of these indentures was 5.39 to 1.0.

Debt service on the discount notes will be $38.7 million from October 1, 2006 through December 31, 2007.  We expect our results will allow us to continue to make dividend payments to Advanstar, Inc. for purposes of servicing this debt.  However, our results are subject to a variety of factors, including general economic conditions and conditions in our markets.   We may not generate sufficient cash flow from operations or be permitted by the terms of our debt instruments to pay dividends or distributions to Advanstar, Inc. in amounts sufficient to allow it to pay cash interest on the parent company notes.   If Advanstar, Inc. is unable to meet its debt service obligations, it could attempt to restructure or refinance its indebtedness or seek additional equity capital.   We cannot assure you that Advanstar, Inc. will be able to accomplish these actions on satisfactory terms or at all.  A default under the parent company notes could result in an acceleration of all outstanding loans under our credit facility which, in turn, would trigger a cross-default under both our second priority senior secured notes and our senior subordinated notes.

Contractual and contingent obligations

Our contractual obligations (excluding accounts payable and accrued expenses), as of September 30, 2006 are as set forth below:

(in millions)	Payments Due By Period
							After
	2006 (1)	2007	2008	2009	2010	2011	2011	Total

Indebtedness	$—	$—	$—	$10.0	$291.9	$160.0	$—	$461.9
Interest on indebtedness (2)	16.0	51.7	51.7	51.2	42.7	9.6	—	222.9
Contingent consideration	0.9	0.5	17.5	—	—	—	—	18.9
Operating lease obligations	1.1	4.6	4.3	3.0	2.7	2.1	5.8	23.6

Total contractual cash obligations	$18.0	$56.8	$73.5	$64.2	$337.3	$171.7	$5.8	$727.3

(1)                                  For the period from October 1, 2006 through December 31, 2006.

(2)                                  Interest on our variable rate debt is calculated using LIBOR of 5.32%, the rate in effect on September 30, 2006.  Because our variable rate debt bears interest at a variable rate, actual payments could differ.

We have no material capital lease obligations or purchase obligations.  We have contingent obligations composed of $2.1 million of letters of credit securing our lease facilities. Additionally, as a result of acquisitions discussed above, we may have additional future cash consideration payable to the former selling shareholders based on the acquired businesses’ future periods operating results.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for the Company on January 1, 2008. The Company is currently assessing the impact of SFAS No. 157 on its financial statements.

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The new standard requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the balance sheet and to recognize changes in that funded status in the year in which the change occurs through comprehensive income. SFAS No. 158 provides for adoption effective December 31, 2007. As such, the Company’s consolidated balance sheet as of December 31, 2007 will reflect the funded status of our postretirement benefit plans, with the offset reported in other comprehensive income (loss). The Company is currently assessing the impact of SFAS No. 158 on its financial statements.

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

Interest Rates

At September 30, 2006, we had fixed rate debt of $451.9 million and variable rate debt of $10.0 million.   A change in interest rates of 1% would not be material to our operating results.

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

Changes in internal controls.

There were no significant changes during the Company’s third fiscal quarter in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

It should be noted that in the third quarter 2006, the Company hired Ted Alpert as the Company’s Chief Financial Officer.

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

November 14, 2006	ADVANSTAR COMMUNICATIONS INC.

/s/ Ted S. Alpert
Theodore S. Alpert Vice President-Finance, Assistant Secretary and Chief Financial Officer (Principal Financial Officer and Authorized Representative of the Registrant)

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