Form 10-K
period 2006-12-31
ADVANSTAR COMMUNICATIONS INC
filed 2007-04-02
CIK 1062771

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO

Commission File Number 333-57201

Advanstar Communications Inc.

(Exact name of registrant as specified in its charter)

New York	59-2757389
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

641 Lexington Avenue , New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212)951-6600

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒.

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

As of June 30, 2006, none of the registrant’s common stock was held by non-affiliates of the registrant.

As of April 2, 2007, the registrant had 1,000,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Advanstar.com, Inc. (“Advanstar.com”) legally merged with us in December 2006. Prior to the merger, Advanstar.com was our affiliate, wholly owned by our parent. As a result of the legal merger, the operations of Advanstar.com were consolidated into ours and all prior periods have been restated (“As Adjusted”) to reflect the merger. On January 1, 2005, we began consolidating the operations of Advanstar.com with our operations upon the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”).  As a result of the adoption of FIN 46R, we recorded a gain, which was recorded as a cumulative effect of accounting change in the first quarter of 2005. This gain was subsequently eliminated upon the legal merger with us in December 2006.

i

PART I

Item I — BUSINESS

Unless otherwise noted herein, disclosures in this Annual Report on Form 10-K relate only to our continuing operations. Our discontinued operations consist of properties sold and discontinued. See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Presentation of Financial Information — Acquisitions, Divestitures, Dispositions and Merger” for further information on discontinued properties.

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT, OTHER REPORTS, AND COMMUNICATIONS TO SECURITY HOLDERS, AS WELL AS ORAL STATEMENTS MADE BY THE DIRECTORS, OFFICERS OR EMPLOYEES OF ADVANSTAR COMMUNICATIONS INC. (“ADVANSTAR” OR “THE COMPANY”) MAY CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.  A FORWARD-LOOKING STATEMENT IS USUALLY IDENTIFIED BY OUR USE OF CERTAIN TERMINOLOGY INCLUDING “BELIEVES,” “EXPECTS,” “MAY,” “WILL,” “SHOULD,” “SEEKS,” “PRO FORMA,” “ANTICIPATES” OR “INTENDS” OR BY DISCUSSIONS OF STRATEGY OR INTENTIONS.  THESE STATEMENTS MAY RELATE TO, AMONG OTHER THINGS, ADVANSTAR’S FUTURE REVENUE, OPERATING INCOME, EBITDA AND THE PLANS AND OBJECTIVES OF MANAGEMENT.  ALL FORWARD-LOOKING STATEMENTS INCLUDED HEREIN ARE MADE AS OF THE DATE HEREOF, BASED ON INFORMATION AVAILABLE TO ADVANSTAR AS OF THE DATE THEREOF, AND ADVANSTAR ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT OR TO CONFORM ANY FORWARD-LOOKING STATEMENT TO ACTUAL RESULTS.  THESE FORWARD-LOOKING STATEMENTS ARE NEITHER PROMISES NOR GUARANTEES AND INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.  FACTORS THAT MAY CAUSE SUCH VARIATION ARE DISCUSSED IN THIS ANNUAL REPORT, PARTICULARLY UNDER THE HEADING “RISK FACTORS,” AND IN ADVANSTAR’S OTHER REPORTS AND REGISTRATION STATEMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

General

We are a worldwide media company providing integrated marketing solutions for the Fashion and Licensing, Powersports, and Life Sciences industries.  We serve business professionals and consumers in these industries with our portfolio of 91 shows and stand-alone conferences, 66 publications and directories, 150 electronic publications and Web sites, as well as educational and direct marketing products and services. Market leading brands and a commitment to delivering innovative, quality products and services enables us to “Connect Our Customers With Theirs.”

In 2006, most of our shows and stand-alone conferences were among the leading events in their respective markets based on square footage.  For the twelve months ended December 31, 2006, 73% of our 44 magazines and journals for which competitive data is available ranked either #1 or #2 in their respective markets, based on number of advertising pages.

We had approximately 1,000 employees as of December 31, 2006 in 14 U.S. offices and 2 international locations in the United Kingdom.

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

According to the Veronis Suhler Stevenson 2006 Communications Industry Forecast, total spending on B-to-B marketing in the United States, including magazines and tradeshows, was expected to increase to $23.7 billion in 2006, a 6.3% gain over 2005.

Overall business-to-business media expenditures climbed for the third straight year in 2005 with a 6.6% growth to $22.3 billion.  The growth is being driven by surging e-media spending, which grew 27.0% to $1.9 billion in 2005 over 2004 and tradeshow spending growth of 6.3% in 2005. The solid growth in 2005 e-media and tradeshows was tempered by a more modest 4.0% expansion in business-to-business magazine spending.

According to Veronis Suhler Stevenson, overall business-to-business media spending was expected to grow in 2006, fueled by solid gains in tradeshow and a double-digit increase in e-media spending.  Growth in business-to-business magazine expenditures will be modest, as falling circulation spending offset gains in advertising spending.  Total business-to-business media spending growth is expected to continue to mirror or slightly exceed GDP expansion in 2005 through 2010 at a compound annual growth rate of 6.2% from 2005 to 2010, reaching $30.2 billion in 2010. This growth is expected to be driven by expenditures on tradeshows and e-media. E-media is expected to continue with its double digit growth with an expected 28.1% growth in 2006 and 21.4% compound annual growth from 2005 through 2010 reaching $4.9 billion in 2010.

Total spending on tradeshows, including expenditures on exhibit space and fees, sponsorships and advertising grew 6.3% to $9.7 billion in 2005 and is expected to increase another 6.2% in 2006, driven by healthy corporate profits and increased business-related travel.  Growth was driven by the healthcare, retail, sports, travel and entertainment, and home furnishings industries.

Spending on tradeshows is expected to rise 5.8% on a compound annual basis from 2005 to 2010, driven by a 6.9% rise in fees, sponsorships and advertising and a 5.5% gain in total exhibit space spending.   Overall spending is expected to reach $12.9 billion in 2010, surpassing for the first time spending on business-to-business magazines.  As measured by Tradeshow Week, the year ended December 31, 2006 saw an increase over 2005 in all three primary tradeshow indicators: square footage increased by 3%, exhibiting companies increased by 1% and attendance increased by 5%.

Total spending on business-to-business magazines, including advertising and subscriptions, increased 4.0% to $10.7 billion in 2005 and is expected to increase 2.6% in 2006.  Advertising expenditures rose 5.0% to $8.8 billion in 2005 due to healthy growth among healthcare, banking, automotive, and government, education and defense titles.  Circulation spending dropped 0.4% in 2005 for the fifth consecutive year driven by decreases in paid circulation.  Total magazine expenditures are anticipated to grow at a compound annual rate of 2.9% from 2006 to 2010, reaching $12.4 billion in 2010. Industry-wide advertising pages, as measured by American Business Media, increased 1% in 2006 compared to 2005, and grew 4% in 2005 from 2004.

Industry Segments

We approach our business by targeting specific industries in North America and Europe and structuring our organization and product portfolio based on these three “core market” segments: Fashion and Licensing; Powersports; and Life Sciences.  We believe that by focusing on market segments in addition to products, we better identify and service a broad array of our customers’ marketing needs.  This focus allows us to cross-sell our products and services and captures a larger share of our customers’ marketing budgets.  In each of the markets we serve many of our customers advertise in our publications, exhibit at our shows, use our direct marketing products and our electronic products to reach their target audience.  We have expanded our show, conference and publication offerings within each market segment through new product introductions and selective acquisitions, which we believe maximize our existing marketing and customer service infrastructure and industry expertise.

Life Sciences accounted for 48%, 51% and 54% of total revenue in 2006, 2005 and 2004.  Fashion & Licensing accounted for 34%, 31% and 30% of total revenue in 2006, 2005 and 2004.  Powersports accounted for 14%, 14% and 13% of total revenue in 2006, 2005 and 2004, while Other operations accounted for 4%, 4%, and 3% of total revenue in 2006, 2005 and 2004.

In 2006, we undertook a strategic change in the monitoring and management of the business to better reflect management’s focus and commitment to its three industry-focused segments: Fashion & Licensing, Life Sciences, and Powersports.  This change was prompted as a result of a substantial change in the business organization following the divestiture of the Portfolio Group. See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Presentation of Financial Information — Acquisitions, Divestitures, Dispositions and Merger” for further information on discontinued properties.  Segment information is set forth in Note 11 to our consolidated financial statements included in this annual report.

Products

Shows and Conferences

As of December 31, 2006, we owned and managed 40 shows and 51 standalone conferences for business, professional and consumer audiences worldwide, most of which were among the leading events in their respective markets based on square footage.  Our largest shows are listed in the April 2006 issue of Tradeshow Week 200’s list of the top 200 tradeshows as measured by total square footage.  These included MAGIC Marketplace Spring, MAGIC Marketplace Fall, International Powersports Dealer Expo and Licensing International.  Collectively, these four shows represented 2.7 million of the 4.4 million total square footage for all of our shows for the year ended December 31, 2006.

Our show and conference revenue is derived primarily from the sale of exhibit space, show-specific advertising, sponsorships and conference attendance.  Show and conference revenue accounted for 45%, 42% and 40% of our revenue in 2006, 2005 and 2004.

Shows are a long-established effective forum to conduct business.  As new products and services are introduced, buyers and sellers within specific industries need efficient settings to interact and conduct business.  Shows can also include conference programs, which provide additional learning and presentation opportunities.

Publications

We are a leading B-to-B trade publisher in the United States.  As of December 31, 2006, we published 53 specialized business magazines and professional journals, 13 directories, one consumer magazine, continuing education products, custom publications and other projects.  Of our 44 magazines and journals for which competitive data is available, 73% ranked either #1 or #2 in their respective markets, based on the number of advertising pages in the twelve months ended December 31, 2006.

Our trade publications are generally distributed free-of-charge to targeted, qualified, professional recipients and generate revenue predominantly from advertising.   Publications revenue accounted for 48%, 51% and 55% of our revenue in 2006, 2005 and 2004.  Our largest publications based on ad pages include:  Medical Economics, Pharmaceutical Technology, Dental Products Report, Dealernews, LCGC, Contemporary Pediatrics, Pharmaceutical Executive, Dermatology Times, Motor Age and Auto Body Repair News. Collectively, these 10 magazines represented 39% of publication pages for the year ended December 31, 2006.

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

Other Products

We provide a comprehensive set of marketing products, services and support geared to a variety of industries’ marketing and communications needs.  These services include direct mail and database marketing programs, reprint services, reference books and other services to facilitate our clients’ marketing programs.  These services are incremental to shows and publications and are utilized either independently or to supplement our customers’ show and publication marketing plans.

In addition, we provide electronic based products and services to complement our delivery of show, publishing and direct marketing products to our customers.  We have 150 electronic based products including web advertising, e-newsletters, education and web seminars.  Other products accounted for 7%, 7% and 5% of our revenue in 2006, 2005 and 2004.

Business Strategy

Our business strategy is to provide products and services to facilitate “Connecting Our Customers With Theirs.”  Our objective is to concentrate on our strategy to achieve sustainable, profitable, long-term growth.  We will accomplish this by (1) focusing on markets where we can leverage our strengths, (2) delivering innovative, quality products based on customer and market needs, (3) maximizing our operational efficiencies and (4) selective acquisitions.

Focus On Markets and Customers Where We Can Leverage Our Strengths

We focus on owning and building leading product offerings that are the important sources of information for businesses and professionals in large, dynamic or growing markets.  The combination of our selected markets, our leading products and focused industry teams provides strategic and operational clarity along with deep insight into well defined customer segments within each selected market.

Deliver Innovative, Quality Products Based On Customer and Market Needs

We diversify our revenue streams by developing products that provide solutions along an industry’s “communications supply chain.”  We seek to identify specific gaps in existing markets or opportunities in adjacent markets where we can effectively add value.  We are able to address evolving market needs through multiple means, including:

•                                          adapting existing shows and magazines to reflect industry trends and attracting new categories of buyers and sellers;

•                                          developing new product extensions based on the marketing needs of the industry and key customers in the buying and selling community; and

•                                          identifying fill-in acquisition and joint venture opportunities based on continuing interaction within the market.

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

Selective Acquisitions

As we expand deeper into our current industry groups, we explore selective acquisitions and joint ventures based on the following criteria:

•                                          the acquisition significantly improves our existing product and franchise position;

•                                          the acquisition adds new and sustainable types of revenue streams to our existing product offerings; and

•                                          the acquisition adds to, broadens or deepens existing management talent.

From January 1, 2004 through December 31, 2006, we purchased five tradeshows and consumer event businesses and one trade publication business in the fashion, life sciences and powersports segments.  See “Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations — Presentation of Financial Information — Acquisitions and Divestitures.”  We are engaged in ongoing evaluations of potential acquisitions in line with our business strategy.

Industry Segments

The following is a summary of our products and services by industry segment.

Fashion & Licensing

Our Fashion group serves the men’s, women’s, children’s and product sourcing sections of the apparel industry.  We operate in the fashion industry through electronic media and shows, including our recently acquired POOL and Project groups of events.  Six of these shows are held concurrently in Las Vegas during February and August of each year. Our Licensing group includes a portfolio of products including shows, conferences, publications, and electronic media.

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

•                  POOL, a tradeshow for the fashion forward designers featuring a range of products including apparel, shoes, books, home furnishings, art and music; and

•                  Licensing International, which we believe is the largest tradeshow worldwide for the merchandise licensing industry, Brand License, our complementary event for the European licensing industry and License! Global, the #1 publication in the United States for the licensing industry.

The following table sets forth information relating to key product offerings in our Fashion and Licensing segment in the year ended December 31, 2006:

Fashion and Licensing Events and Publications

	Exhibitions		Conferences	Electronic Products	Magazines (1)
Category	Number	Net Square Footage	Number	Number	Number	Ad Pages	Number of our magazines ranked #1 or #2 (2)

Mens (includes POOL & Project)	9	1,535,392	—	4	—	—	—
Womens	2	527,350	—	—	—	—	—
Kids	2	41,942	—	—	—	—	—
Sourcing	3	166,070	—	1	—	—	—
Licensing	2	238,552	2	9	2	761	2 of 2

(1)                                    Excludes directories.

(2)                                    Ranking based only on measured magazines for the twelve months ended December 31, 2006.

Powersports and Automotive

We serve the Powersports and Automotive market through shows, publications and electronic products for both trade and consumer audiences.

Key shows and publications include:

•                                          International Powersports Dealer Expo, the largest aftermarket accessories tradeshow in the United States targeted at powersports dealers, the 13 city tour of consumer International Motorcycle shows and Dealernews, the #1 magazine targeted at retailers in the powersports market;

•                                          Motor Age, the #1 publication for the automotive service repair market, and Aftermarket Business, the #1 aftermarket book in the United States, which provide Advanstar an important position in the automotive parts, supplies and services publishing market;

•                                          Auto Body Repair News is one of the leading magazines in the collision repair industry, offering readership to numerous influential buyers;

•                                          Dirt Sports, a consumer magazine covering the off-road racing and motorsports market and Off-Road Business, the only publication exclusively serving the business-to-business component of the off-road marketplace;

•                                          Off-Road Expo, acquired in late 2005, the largest off-road products consumer show in the United States, directed to enthusiasts involved in motorsports, rock crawling, dirtbikes, ATVs and other off-road and trail activities; and

•                                          Off-Road.com which we believe is the most visited and in-depth website for off-road enthusiasts with more than 100,000 pages of searchable content available online and indexed by leading search engines across the globe.

The following table sets forth information relating to key product offerings in our Powersports and Automotive segment in the year ended December 31, 2006:

Powersports and Automotive Events and Publications

	Exhibitions		Conferences	Electronic Products	Magazines (1)
Category	Number	Net Square Footage	Number	Number	Number	Ad Pages	Number of our magazines ranked #1 or #2 (2)

Automotive Aftermarket	—	—	—	9	4	2,863	4 of 4
Powersports/Motorcycle	15	1,505,914	—	19	2	1,348	1 of 2
Off-Road	4	295,050	—	6	2	1,055	2 of 2

(1)                                    Excludes directories.

(2)                                    Ranking based only on measured magazines for the twelve months ended December 31, 2006.

Life Sciences

Within our Life Sciences segment, we serve the healthcare, pharmaceutical, science, dental and veterinary markets through providing shows, conferences, publications and electronic media.  We serve the healthcare market in both primary and specialized care areas, such as practice management and managed healthcare, pharmacy, pediatrics, geriatrics, dermatology, and ophthalmology; the pharmaceutical and science market in areas such as spectroscopy, liquid and gas chromatography, and pharmaceutical research, development, testing, regulatory compliance, manufacturing and marketing; the dental market in general and specialty dentistry and dental labs; and the veterinary market in practice management and clinical medicine.

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

•                                          LCGC, the #1 magazine in the United States in liquid and gas chromatography;

•                                          Drug Topics, the #1 magazine for pharmacists;

•                                          IVT Conferences, a worldwide conference provider of FDA validation and compliance information for the pharmaceutical industry;

•                                          Dental Products Report, the #1 publication serving the information needs of dentists since 1967, focusing on new products, techniques and trends in general, specialty, cosmetic and restorative dentistry;

•                                          DVM, Veterinary Medicine, Veterinary Economics, the #2, #3, and #4 publications in the veterinary market serving all aspects of veterinary practice including clinical, practice management and industry news; and

•                                          Central Veterinary Conference, a conference and tradeshow for veterinary practice management and clinical medicine.

The following table sets forth information relating to key product offerings in our Life Sciences segment in the year ended December 31, 2006:

Life Sciences Events and Publications

	Exhibitions		Conferences	Electronic Products (3)	Magazines (1)
Category	Number	Net Square Footage	Number	Number	Number	Ad Pages	Number of our magazines ranked #1 or #2 (2)

Dental	—	—	1	7	6	2,544	3 of 4
Healthcare	—	—	—	41	17	9,628	11 of 16
Pharmaceutical & Science	—	—	48	47	14	6,695	8 of 10
Veterinary	3	78,600	—	7	6	1,806	1 of 4

(1)                                    Excludes directories.

(2)                                    Ranking based only on measured magazines for the twelve months ended December 31, 2006.

Company Operations

Shows and Conferences

Our business is seasonal, with revenue typically reaching its highest levels during the first and third quarters of each calendar year, largely due to the timing of the MAGIC Marketplace tradeshows and our other large tradeshows and conferences.  Because event revenue is recognized when a particular event is held, we may also experience fluctuations in quarterly revenue based on the movement of show dates from one quarter to another.

The sales cycle for a future show typically begins during the current show.  Pricing information, preliminary floor plans and exhibitor promotion for the future show are made available at the current show or shortly after the show so that selling for the future show can begin.  Typically, this “upfront” selling includes floor space reservations with exhibitors executing a contract for the future show. At some of our shows, reservations for a large portion of exhibit space for the next event are reserved by the end of the current event.  The sales cycle continues with selling to new exhibitors and collecting the balance of payments due.  In general, we require exhibitor payments in full prior to a show as a condition to participation.

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

Event promotion is primarily undertaken through direct mail, trade advertising and direct contact.  In those industry groups for which we also have complementary publications, our publications play a key role in event promotion by providing lists from circulation files and editorial coverage for the upcoming show.  Other industry magazines may also be involved, as the goal of any event is to represent the entire industry or market.  The “show issue” of an industry magazine for a related event is often the biggest issue of the year, as the advertisers want to reinforce their show presence.

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

We attract readership and improve the effectiveness of our consumers’ advertising by maintaining and continuously improving the quality of the editorial content of our publications.  Recipients of our publications are targeted through market research designed to determine the market coverage and purchasing authority desired by prospective advertisers.  Based on existing and acquired mail lists, the targeted recipient is then solicited through promotions offering free subscriptions to the relevant publications.  High-quality circulation is achieved when a high percentage of the circulation list is recently qualified, within one or two years, and the publication is delivered at the direct request of the recipient.  Recipients are qualified and re-qualified on a regular basis through qualification cards included in the publication, various direct mail methods and the Internet.

Our advertising sales and editorial functions are dispersed throughout the United States and the United Kingdom.  Advertising sales are predominantly conducted by our dedicated sales force.  Editorial content for our publications is either staff-written; contributed or purchased from freelance writers; or written by industry or professional participants in selected markets.

Advertising materials and editorial content are integrated in our Duluth, Minnesota and Chester, England production facilities, where layout and ad insertion are completed.  All printing is outsourced to vendors in various regions, but printing contracts are negotiated and managed centrally.  We purchase paper centrally through a relationship with one of the industry’s largest paper brokers.  Paper is shipped directly from the mills to the printers at our request.  We maintain our own central U.S. fulfillment operation in Duluth to generate mailing labels and mailing instructions for the printers.  Our production workforce is highly experienced and is based in relatively low-cost locations in Duluth and Chester.

Other Products

    We have centrally managed direct marketing which allows our tradeshow and publishing executives to dedicate their activities to high value sales.  We also have centralized telesales and product management to provide professional skills to these specialized product offerings.  The fulfillment of these sales, including direct mail and database marketing programs, reprint services, and reference books is managed by our publishing operations discussed above.

We also have internet and electronic products which is managed by our publishing operations.  We use internet and electronic products and services to complement our delivery of show, publishing and direct marketing and other products to our customers.  We also use the internet as a cost effective method of developing qualifying magazine circulation and to register show and conference attendees.

Diverse Customer Base

Our customer base has provided us with stable and diverse sources of revenue and cash flow as well as an established foundation from which to further penetrate existing markets and to develop new markets.  We benefit from:

•                  A high level of revenue diversification, primarily as a result of our business presence in 8 different sectors consisting of approximately 19,000 advertisers and exhibitors, none of which represented more than 1% of our revenue in 2006.  This industry diversity helps to mitigate our exposure to economic volatility in particular industries or geographic markets; and

•                  A strong balance of revenue, with 48% of our revenue coming from Life Sciences, 34% from Fashion & Licensing, 14% from Powersports and 4% from other in 2006.

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

Within each particular industry group, we also compete with a large number of small to medium-sized firms.  While most small to medium-sized firms operate in a single geographic market or industry group, in some cases, our competitors operate in several geographic markets and/or sectors.  In the show and conference segment, we compete with trade associations and, in several international markets, with exposition hall owners and operators.  Show and conference competition in each market and country occurs on many levels.  The venues and dates of shows play an important competitive role.  Historically, successful shows have been held at desirable locations and on desirable dates.  Given the availability of alternative venues and the ability to define events for particular market segments, the range of competition for exhibitor dollars, sponsorships, attendees and conferees is extensive.  In the publications segment, we typically have between two and five direct competitors, which target the same industry group, and there are also numerous indirect competitors, which define industries differently than we do and thus provide alternatives for either readers or advertisers.

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

Employees

As of December 31, 2006, we had approximately 1,000 full-time equivalent employees.  Of these full-time employees, approximately 55 employees were located in the United Kingdom with the balance based in the United States.  None of our U.S. employees are represented by a labor union. We consider our relationships with our employees to be good.

Financial Information about Geographic Areas

Financial information relating to our operations by geographic area is set forth in Note 11 to our consolidated financial statements included in this annual report on Form 10-K.

Item 1A. — RISK FACTORS

Show exhibit space and ad pages could decline as a result of an economic slowdown in the United States, terrorist attacks, the threat of future terrorist attacks, or geopolitical concerns.

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

Terrorist attacks or the threat of future terrorist attacks and continued geopolitical concerns (including conflict in the Middle East) may significantly affect our future results of operations or financial condition, whether as a result of (1) reduced attendance at, or curtailment or cancellation of, shows due to travel fears, (2) a potential reduction in economic activity, which could cause a related reduction in marketing expenditures on publications or shows, or (3) other circumstances that could result from such attacks or threat of such attacks.

We depend on securing desirable dates and locations for our shows and conferences, which we may not be able to secure.

The date and location of a show or a conference can impact its profitability and prospects.  The market for desirable dates and locations is highly competitive.  If we cannot secure desirable dates and locations for our shows and conferences, their profitability and future prospects would suffer, and our financial condition and results of operations would be materially adversely affected.  In general, we maintain multi-year reservations for our shows and conferences.  Consistent with industry practice, we do not pay for these reservations, and these reservations are not binding on the facility owners until we execute a contract with the owner.  We typically sign contracts that guarantee the right to venues or dates for only one year.  Therefore, our multi-year reservations may not lead to binding contracts with facility owners.  In addition, because shows and conferences are held on pre-scheduled dates at specific locations, the success of a particular show or conference depends upon events outside of our control, such as natural catastrophes, inclement weather, labor strikes, power outages and transportation shutdowns.

A significant portion of our revenue and contribution before general and administrative expenses is generated from our MAGIC Marketplace tradeshows, so any decline in the performance of these shows would reduce our revenue and operating income.

For the year ended December 31, 2006, our MAGIC Marketplace tradeshows represented 30.4% of our total revenue and 42.8% of our contribution margin (defined as revenue less cost of production and selling, editorial and circulation costs).  We expect that the MAGIC Marketplace tradeshows will continue to represent a significant portion of our overall revenue and contribution margin in the future.  Therefore, a significant decline in the performance of one or both of the MAGIC Marketplace tradeshows, typically held in the first and third quarters, could have a material adverse effect on our financial condition and results of operations.

We derive significant revenue and contribution margin before general and administrative expenses from our healthcare and pharmaceutical markets, which are dependent upon pharmaceutical marketing budgets.

Our healthcare and pharmaceutical publications and products contributed 33.1% of our revenue for the year ended December 31, 2006 and 27.3% of our contribution margin (defined as revenue less cost of production and selling, editorial and circulation costs).  A substantial portion of the advertising in these markets is from pharmaceutical companies.  As a result, any material reduction in marketing activities from pharmaceutical companies, which could occur due to general economic conditions or factors specific to the industry, including a reduction in new drug introductions, a shift in marketing expenditures by pharmaceutical companies to sources other than publications and any future governmental regulation such as price controls or types of marketing restrictions, could have a material adverse effect on our results.

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

Within each particular industry group, we also compete with a large number of small to medium-sized firms.  While most small to medium-sized firms operate in a single geographic market or industry group, in some cases, our competitors operate in several geographic markets and/or industry group.  Our shows and conferences compete with trade associations and, in several international markets, with exposition hall owners and operators.  Our publications typically have between two and five direct competitors that target the same industry group, and we also have many indirect competitors that define niche markets differently than we do and thus may provide alternatives for readers and/or advertisers.

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

Geopolitical conditions and the potential threat of domestic and international terrorist attacks may adversely impact our results.

International geopolitical conditions, exacerbated by the war in Iraq and the escalating tensions elsewhere have contributed to an uncertain political and economic climate, both in the United States and globally, which may affect our ability to generate revenue on a predictable basis.  Terrorist attacks internationally and the threat of future terrorist attacks both domestically and internationally could have a negative impact on the worldwide economy.  Customers could defer or reconsider purchasing our products and services as a result of these factors.  Accordingly, adverse impacts on our business due to these factors could occur at any time.

Our business is seasonal due largely to higher show revenue in the first and third quarters.

Our business is seasonal, with revenue typically reaching its highest levels during the first and third quarters of each calendar year, largely due to the timing of the MAGIC Marketplace tradeshows and our other large shows and conferences.  In 2006, 33% of our revenue was generated during the first quarter and 30% during the third quarter.  The second quarter accounted for 18% of revenue and the fourth quarter accounted for 19% of revenue in 2006.  Because event revenue is recognized when a particular event is held, we may also experience fluctuations in quarterly revenue based on the movement of annual show dates from one quarter to another.

We may be required to recognize additional impairment charges.

Pursuant to GAAP, we are required to periodically assess our goodwill, and in certain cases we are required to assess intangibles and other long-lived assets, to determine if they are impaired.  Disruptions to our business, end market conditions and protracted economic weakness, unexpected significant declines in operating results of reporting units and divestitures may result in additional charges to goodwill and other asset impairments.  Future impairment charges could substantially affect our reported earnings in the period of such charge.

We have a significant amount of debt, which could limit our ability to remain competitive or grow our business.

As of December 31, 2006, we had (a) total indebtedness of $461.9 million and (b) $48.4 million of borrowings available under our Credit Facility, subject to customary borrowing conditions.  In addition, subject to the restrictions in our Credit Facility, the indenture and our other debt instruments, we may incur significant additional indebtedness from time to time.  The level of our indebtedness may have important consequences, including:

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

In addition to our debt service needs, our parent company, Advanstar, Inc., will need to rely upon distributions from us to service its 15% Senior Discount Notes due 2011, which we refer to as “parent company notes,” including for the payment of interest which must be paid in cash.  Our ability to generate sufficient cash from operations to make distributions to Advanstar, Inc. will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.  In addition, our ability to make distributions to Advanstar, Inc. is subject to restrictions in our various debt instruments.  For example, our second priority senior secured notes and our senior subordinated notes limit the amount of “restricted payments,” including dividends that we can make.  See “Liquidity and Capital Resources” for additional information on indebtedness.  Generally, we can pay dividends only if our leverage ratio (as defined) is 6.0 to 1 or better and only from the amount by which our cumulative EBITDA (as defined) since January 1, 2001 exceeds 150% of our cumulative interest expense in that same period.  As described above, our ability to generate EBITDA will depend upon various factors that may be beyond our control.  We may not generate sufficient cash flow from operations or be permitted by the terms of our debt instruments to pay dividends or distributions to Advanstar, Inc. in amounts sufficient to allow it to pay cash interest on the parent company notes.   If Advanstar, Inc. is unable to meet its debt service obligations, it could attempt to restructure or refinance its indebtedness or seek additional equity capital. We cannot assure you that Advanstar, Inc. will be able to accomplish these actions on satisfactory terms or at all. A default under the parent company notes could result in an acceleration of all outstanding loans under our Credit Facility which, in turn, would trigger a cross-default under both our second priority senior secured notes and our senior subordinated notes.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Restrictive covenants in our debt instruments may limit our ability to engage in a variety of transactions and could trigger defaults that would accelerate all of our debt.

We have no financially restrictive covenants, however, our second priority senior secured notes, senior subordinated notes, the parent company notes and our Credit Facility contain covenants that limit our ability to engage in a variety of transactions and contain other restrictive covenants.  Our ability to meet such covenants can be affected by events beyond our control, and we cannot assure you that we will meet them.  A breach of any of these covenants or other provisions in the agreement governing the Credit Facility, our senior subordinated notes, the parent company notes and/or our second priority senior secured notes could result in a default under our Credit Facility, our senior subordinated notes, the parent company notes, and/or our second priority senior secured notes.  Upon the occurrence of an event of default under our Credit Facility, the lenders could elect to declare all amounts outstanding under our Credit Facility to be immediately due and payable and terminate all commitments to extend further credit.  If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness.  We have pledged substantially all of our assets, other than assets of our foreign subsidiaries, as security under our Credit Facility on a first-priority basis.  If the lenders under our Credit Facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our Credit Facility and our other indebtedness.

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

The general partners of each of the DLJ Merchant Banking funds are affiliates or employees of Credit Suisse Securities (USA) LLC, which is also an affiliate of (1) Credit Suisse, the arranger, syndication agent and a lender under our Credit Facility, to which we have obtained amendments in the past to avoid future potential covenant defaults, and (2) the general partners of each of the DLJ Investment Partners funds, which own a substantial portion of our parent Company notes.

You may not be able to rely on forward-looking statements, as our actual results may be materially different.

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

•                                          changes in our acquisition and capital expenditure plans; and

•                                          other factors we refer to in this “Risk Factors” section and elsewhere in this annual report on Form 10-K.

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

Item 1B. — UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. — PROPERTIES

Properties

We have executive, marketing, sales and editorial offices in several cities in the United States, including Woodland Hills, Los Angeles and Santa Ana, California; Woodcliff Lake and Iselin, New Jersey; Ft. Lauderdale, Florida; Northfield, Illinois; Lenexa, Kansas; New York City, New York; Cleveland, Ohio; and Concord, Massachusetts.   In addition, we have offices in Chester and London, United Kingdom.  Our finance, show registration, call center, circulation, fulfillment, production and other necessary operational support facilities in the United States are located in Duluth, Minnesota.

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

Item 3. — LEGAL PROCEEDINGS

We are not a party to any legal proceedings which would be material to our business, financial condition or results of operations other than ordinary course, routine litigation.

Item 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5. — MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the registrant’s common equity. As of April 2, 2007, we had one holder of our common stock. For the year ended December 31, 2006, the following dividends were declared and paid in 2006:

(in thousands)	2006

March 2006	$12,940
July 2006	3,289
October 2006	12,884
Total dividends paid and declared in 2006	$29,113

No dividends were declared or paid on our common stock in 2005.

Item 6. — SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data for Advanstar Communications Inc. (“Advanstar”) for each of the periods indicated.  The consolidated balance sheet data as of December 31, 2002, 2003, and 2004 and the selected historical consolidated financial data for Advanstar for the years ended December 31, 2002 and 2003 have been derived from the audited consolidated financial statements and the notes thereto of Advanstar which are not included herein.  The selected consolidated financial data for Advanstar for the years ended December 31, 2004, 2005 and 2006 have been derived from Advanstar’s audited financial statements and the notes thereto included herein.  The selected historical consolidated financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

All historical amounts have been reclassified to reflect the results and any gains or losses of sold and discontinued properties as discontinued operations. For further information on discontinued properties, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Presentation of Financial Information — Acquisitions, Divestitures, Dispositions and Merger.”

Historical amounts have been adjusted to reflect the merger of Advanstar.com, Inc. into Advanstar Communications, Inc. For further information see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Presentation of Financial Information — Acquisitions, Divestitures, Dispositions and Merger.”

		Year Ended
		December 31,
(in thousands, except for per share data)	2006	2005	2004	2003 (8)	2002 (8)
		(As Adjusted)
Income Statement Data:
Revenue	$323,722	$288,913	$271,066	$191,535	$156,315
Cost of production and selling (excluding depreciation)	193,651	168,699	158,177	105,065	78,847
General and administrative expenses (excluding depreciation) (1)	75,141	40,916	40,633	30,907	31,004
Restructuring charge (benefit) (2)	2,325	4,771	(4,015)	2,692	—
Depreciation and amortization	32,265	37,755	43,089	46,107	54,842
Operating income (loss)	20,340	36,772	33,182	6,764	(8,378)
Other income (expense):
Interest expense	(54,751)	(63,058)	(70,991)	(59,111)	(53,169)
Interest income	1,810	1,476	468	470	1,455
Loss on extinguishment of debt (3)	(599)	(12,581)	—	(11,324)	—
Other (expense) income, net	(240)	80	826	893	1,044
Loss from continuing operations before income taxes and cumulative effect of accounting change	(33,440)	(37,311)	(36,515)	(62,308)	(59,048)
Provision (benefit) for income taxes	8,334	(2,732)	6,518	(6,724)	(13,797)
Loss from continuing operations before cumulative effect of accounting change	(41,774)	(34,579)	(43,033)	(55,584)	(45,251)
Income (loss) from operations of discontinued businesses, net of tax	81	38,536	(2,155)	4,165	8,479

(Loss) income before cumulative effect of accounting change	(41,693)	3,957	(45,188)	(51,419)	(36,772)

Cumulative effect of accounting change, net of tax (4)	—	—	—	—	(62,729)

Net (loss) income	$(41,693)	$3,957	$(45,188)	$(51,419)	$(99,501)

Cash flows provided by (used in):
Operating activities	$36,294	$8,235	$18,901	$46,194	$24,431
Investing activities	(14,338)	148,959	4,996	(145,655)	(31,388)
Financing activities	(30,966)	(152,635)	(12,515)	110,236	(15,388)

Balance sheet data (at end of period):
Cash and cash equivalents	$36,918	$46,609	$41,296	$29,338	$18,970
Working capital (5)	(97,912)	(62,365)	(70,604)	(78,866)	(69,836)
Total assets	740,368	766,836	913,984	988,288	869,568
Total debt	461,868	461,987	614,219	626,069	557,700
Total stockholder’s equity	103,251	171,608	165,480	207,936	186,764

Other Data:
Capital expenditures	$14,046	$9,564	$9,576	$7,930	$7,449
Ratio of earnings to fixed charges (6)	—	—	—	—	—

Cash dividends per share (7)	$29.11	$—	$—	$—	$—

(1)

We recorded $30.0 million as compensation expense in 2006 relating to the POOL and Project acquisitions and the settlement of certain claims and termination of our obligations under the respective purchase agreements and terminated the former owners’ employment with us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Presentation of Financial Information — Acquisitions, Divestitures, Dispositions and Merger” for further discussion of these transactions.

Additionally in 2006, management estimated that the fair value of Advanstar Holdings, Corp’s' common stock underlying all stock option awards exceeded the exercise price. Accordingly, compensation expense of $3.6 million ($0.4 million selling, editorial and circulation and $3.2 million general and administrative) relating to the intrinsic value of stock option awards was recorded as compensation expense for the year ended December 31, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Presentation of Financial Information — Significant Accounting Policies and Estimates-Stock-Based Compensation” for further discussion.

(2)

In September 2003, we consolidated our midtown New York leased office space from two floors to one and sublet the excess space. In December 2003, we consolidated our Chester, U.K. leased office space and vacated two of our four floors. These activities resulted in a charge for the present value of future rental payments, net of estimated sublease income, of $2.3 million, and other relocation costs and expenses of $0.4 million. We will continue to pay facility lease costs, net of sublease income, associated with the previously used facilities through August 2015.

In 2001 our parent more tightly focused the activities of Advanstar.com, Inc. (Advanstar.com) and us. These plans had the effect of more closely integrating many of the sales, marketing, technology and operating functions of Advanstar.com with us and our core activities. The restructuring activities were completed in 2001, except for facility lease costs, which were to continue through June 2010. In April 2004, the remaining facility lease commitment was settled for a total of $1.9 million, resulting in an offset to operating expense of $4.0 million as we released the remaining accrual.

In 2005, related to the sale of the Portfolio Group, (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Presentation of Financial Information — Acquisitions, Divestitures, Dispositions and Merger”), we ceased use of certain leased office space in New York, NY, Milford, CT, Santa Ana, CA and Chicago, IL. These activities resulted in charges to our operations in 2005 of $2.5 million. In the first quarter of 2006, the Company vacated additional leased office space in New York, NY, and revised its estimate of expected future sublease income for this space, resulting in additional charges during 2006. These charges consist of the discounted remaining future minimum lease payments due under non-cancelable leases, net of estimated future sublease income. These lease commitments expire at various dates through 2010.

During 2005 we terminated 117 employees in connection with the sale of the Portfolio Group and the reorganization of our operating and support department management team. We recorded a charge to operations of $2.3 million during the year ended December 31, 2005 for severance and other termination costs.

We entered into a lease modification and surrender agreement for approximately 60% of our vacated office space in New York, NY in June 2006. Under the terms of the agreement, we paid the lessor $2.8 million in cash, the lease covering the surrendered space was terminated and we will have no further future lease obligations for the portion of the space surrendered.

(3)

In 2006, we incurred $0.6 million in costs related to the write off of unamortized deferred finance costs related to the amendment and restatement of the Credit Facility and repayment of floating rate notes.

In 2005, we incurred $12.6 million in costs related to the repurchase of a part of our fixed and floating rate senior secured debt. These costs include $8.6 million in tender offer premium and consent fees, $3.5 million in unamortized deferred financing costs, and $0.5 million in legal fees and expenses.

See “Liquidity and Capital Resources — Credit facility amendment and restatement” and “Liquidity and Capital Resources — Credit facility and second priority secured and floating rate notes repayment” for further information.

(4)

Upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we discontinued the amortization of goodwill beginning January 1, 2002 and recorded a cumulative effect of accounting change in 2002 for the impairment of goodwill using the transitional impairment test.

(5)

Working capital is defined as current assets, excluding cash, of $34.7 million, $34.4 million, $38.6 million, $47.3 million, and $34.6 million as of December 31, 2006, 2005, 2004, 2003 and 2002 less current liabilities, excluding the current portion of long-term debt, of $132.8 million, $96.8 million, $109.2 million, $126.2 million and $104.4 million as of December 31, 2006, 2005, 2004, 2003, and 2002.

(6)

For purposes of determining the ratio of earnings to fixed charges, earnings are defined as pretax income from continuing operations plus fixed charges. Fixed charges consist of interest expense and one-third of rental expense, which is considered by management to be representative of the interest component of rental expense. Earnings were insufficient to cover fixed charges in the years ended December 31, 2006, 2005, 2004, 2003, and 2002 by $33.4 million, $37.3 million, $36.5 million, $62.3 million, and $59.0 million.

(7)

Cash dividends were paid to our parent in 2006 to fund their required cash interest payments, and to fund a repurchase of a former Chief Executive Officer’s stock of Advanstar Holdings Corp. See “Liquidity and Capital Resources — Cash flows from financing activities” for further information.

(8)	In October 2003, we completed a significant acquisition of a healthcare properties portfolio. The pro forma unaudited results as if the acquisition had taken place on January 1, 2002 are as follows:

(in thousands of dollars - unaudited)	2003	2002
	(As Adjusted)
Revenue	$254,934	$243,817
Loss from continuing operations before cumulative effect of accounting change	(68,937)	(53,998)
Net loss	(64,772)	(108,248)

Item 7. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements, including the notes to those statements, included elsewhere in this annual report.

This discussion contains forward-looking statements, which are neither promises nor guarantees and involve risks and uncertainties.  Our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause those differences include, but are not limited to, those discussed in Item 1A.”Risk Factors.”

Overview

During the first quarter of 2006, we undertook a strategic change in the monitoring and management of our business to better reflect our focus and commitment to our three industry-focused segments.  This change was prompted as a result of a substantial change in our business organization following the divestiture of the Portfolio Group. See “Presentation of Financial Information — Acquisitions, Divestitures, Dispositions and Merger.”

We report our business in these three industry focused segments:

•                                          Fashion & Licensing, which serves the men’s, women’s, children’s and product sourcing sectors of the apparel industry as well as the merchandise licensing industry through industry tradeshows and conferences; publishing targeted magazines and directories; and offering a broad range of marketing support and electronic products;

•                                          Life Sciences, which serves the healthcare, dental, veterinary, pharmaceutical, and science fields through publishing primary and specialty care magazines and professional journals; organizing conferences and other events; developing continuing medical education (“CME”) products; and the creation of a wide variety of custom marketing projects and electronic products; and

•                                          Powersports, which serves the motorcycle, off-road and automotive aftermarket industries through publishing trade and consumer magazines, shows, and electronic products.

In addition to our three segments described above, we combine our European, market development and costs to support our e-media operations into “Other.”

Unless otherwise noted, disclosures herein relate only to our continuing operations. All historical amounts have been restated to exclude results and gains or losses from discontinued operations. For further information on discontinued properties, see “Presentation of Financial Information — Acquisitions, Divestitures, Dispositions and Merger.”

The percentage of our total revenue by segment for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Life Sciences	48%	51%	54%
Fashion & Licensing	34%	31%	30%
Powersports	14%	14%	13%
Other	4%	4%	3%

Our revenue reaches its highest levels during the first and third quarters of the year due to the timing of the MAGIC Marketplace tradeshows and our other large tradeshows and conferences.  Because show and conference revenue is recognized when a particular event is held, we may experience fluctuations in quarterly revenue based on the movement of show dates from one quarter to another.

Trends and Developments

Results for 2006 reflect the successful execution of our strategy to focus on markets where we can leverage our strong market positions, customer relationships and management teams.  We continue to drive growth in core markets and develop new revenue streams in adjacent markets through a variety of initiatives.  In addition, we are constantly striving to improve operating efficiency driven by standardizing processes and metrics.

In addition to the expansion and development of new categories and trend areas in MAGIC Marketplace, the recent acquisitions of POOL and Project have been integrated into the overall MAGIC Marketplace and contributed to the expansion of our fashion offerings to our exhibitors and attendees during the February and August MAGIC Marketplace events.

The recent launches in Powersports in the off-road market continue to develop, including Dirt Sports and Off-Road Business magazines, Off-Road Impact tradeshow and the Off-Road Expo consumer event acquired in October 2005.

We continue to attract international exhibitors to our tradeshows with the growth of the Sourcing Zone at the MAGIC Marketplace and the International Pavilion at Dealer Expo.

In Life Sciences our healthcare projects business continues to develop through the strengthening of our sales efforts and effectively addressing our pharmaceutical customers’ needs.  We continued our growth initiatives including the launch of five new publications and seven new conferences and the development of several new web seminars and other electronic media. In the first quarter of 2006 we established a dedicated electronic media group to focus on developing opportunities for electronic products to meet our customers’ evolving marketing and information requirements.

On May 24, 2006, we amended and restated our existing Credit Facility. The amended Credit Facility reduced the revolving loan from $60.0 million to $50.0 million, added a $10.0 million Term Loan, modified or eliminated certain restrictive covenants and extended the maturity date from April 2007 to May 2009 for the entire Credit Facility.  See “Liquidity and Capital Resources — Credit facility amendment and restatement.”

Recent Developments - Subsequent Event

On March 28, 2007, the Board of Directors of Advanstar Holdings Corp. (“Holdings”), our ultimate parent, unanimously approved, and Holdings entered into, a definitive merger agreement (the “Merger Agreement”) among Holdings, VSS-AHC Consolidated Holdings Corp. (“Buyer”), VSS-AHC Acquisition Corp. (“Merger Sub”), being a wholly owned subsidiary of the Buyer, and DLJ Merchant Banking III, Inc., as the stockholders’ representative.  Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, as of the closing of the merger, the Merger Sub will be merged with and into Holdings, with Holdings being the surviving corporation.

The aggregate purchase price is approximately $1.142 billion subject to deductions for costs of the outstanding debt of Holdings and its subsidiaries, certain transaction expenses, change of control payments and certain other liabilities of Holdings and its subsidiaries.  Additionally, the purchase price is subject to post-closing adjustment specified in the Merger Agreement based on the working capital of Holdings upon the closing of the merger.  As a result of the merger, Holding’s shares of common stock will be converted into the right to receive the applicable merger consideration in cash at the closing, subject to the post-closing working capital adjustment.  The outstanding options of Holdings, including those issued to our employees and directors, will be cancelled at closing and option holders will receive the same per share merger consideration in cash as the holders of common stock receive, net of the exercise price of the option, and subject to the post-closing working capital adjustment.

Under the Merger Agreement, as soon as practicable after signing, Holdings has agreed to cause us to commence a tender offer and consent solicitation for our outstanding 10-3/4% Second Priority Senior Secured Notes due 2010 and our 12% Senior Subordinated Notes due 2011 and to cause Advanstar, Inc. to commence a tender offer for its outstanding 15% Senior Secured Discount Notes due 2011.

Presentation of Financial Information

Acquisitions. Divestitures, Dispositions and Merger

We continue to look for opportunities to execute our strategy of building significant positions in targeted markets, through the acquisition of identified assets. In 2005 and 2004 we completed six acquisitions as follows:

•                  On September 12, 2005, we purchased an off-road consumer event business from Peterson Events Corporation (‘Off-Road Expo”) for $2.2 million in cash. We paid $0.1 million in additional cash consideration in 2006 to the former shareholders based on the actual 2006 operating revenue from the acquired assets. This contingent consideration was recorded as goodwill on the consolidated balance sheet.

•                  On August 23, 2005, we purchased two fashion industry tradeshows based in Las Vegas from the owner of the POOL Tradeshow (‘‘POOL”) for $3.0 million in cash.  The original purchase agreement provided for additional contingent cash consideration to be paid to the former owner based on the 2007 and 2008 operating results of POOL and required the owner’s continued employment with us.  In July 2006, we and the former owner of POOL entered into an agreement which terminated the former owner’s employment with us, terminated the former owner’s right to receive additional contingent payments and eliminated our obligations under the POOL asset purchase agreement and the employment agreement.  Upon execution of this agreement, we made an initial payment of $1.5 million to the former owner, and will make a final payment of $0.5 million in 2007.  We recorded the $2.0 million as compensation expense in 2006.

•                  On August 19, 2005, we purchased Project Global Tradeshow, Inc. (‘‘Project”), a producer of tradeshows serving the fashion industry, for $9.9 million in cash.  The original Project purchase agreement provided for additional contingent cash consideration to be paid to the former owners based on the 2007 and 2008 operating results of Project and required the principal former owner’s continued employment with us.  In December 2006, we agreed to amend the purchase agreement with the former owners of Project in order to terminate the principal former owner’s employment with us, terminated the former owners’ right to receive additional payments and eliminated our obligations under the Project stock purchase agreement and the employment agreement. Under the terms of the amended agreement, we paid $28.0 million to the former owners in January 2007.  The $28.0 million consideration was recorded as compensation expense in 2006.

•                  In 2005, we completed two acquisitions of consumer shows in our Powersports group with an aggregate purchase price of $0.5 million in cash. Based on 2006 operating results, we accrued an additional $0.2 million in contingent consideration based on 2006 operating results payable to the former owners, resulting in an adjustment to goodwill.

•                  On March 8, 2004, we purchased a portfolio of pharmaceutical industry specific magazines and conferences from the Institute of Validation Technology, Inc. (“IVT”) for $7.9 million in cash.  In addition, we accrued additional contingent consideration based on 2004 and 2005 operating results of the acquired assets and the continued employment of the former shareholders with us. The contingent consideration of $1.5 million and $0.7 million was recorded as compensation expense in 2004 and 2005.  The contingent consideration based on 2005 results is an estimate and is subject to further negotiation with the former shareholders.  We expect the final payout to the former shareholders to be made in 2007.

We have accounted for these acquisitions under the purchase method of accounting.  Accordingly, our results of operations include the effect of the acquisition from the date of purchase.

In addition, non-core divestitures and discontinued operations in 2005 and 2004 include:

•                  On December 31, 2005, we sold our Arenacross Championship Series (“Arenacross”) for a total selling price of $0.2 million. We recorded a loss on the sale of $0.6 million.  Arenacross 2005 revenue and contribution loss was $0.9 million and $1.6 million. Arenacross had no revenue or contribution margin in 2004.

•                  In the second quarter of 2005, we discontinued the remaining East Coast Fashion tradeshow business acquired in 1999 from Larkin-Pluznik-Larkin, LLC (the “East Coast Fashion Group”) as part of our new strategy.  We recorded a $2.3 million impairment charge for the remaining intangible assets of this business in 2005. Revenue and contribution margin through the second quarter of 2005 for East Coast Fashion Group were $0.9 million and $0.1 million.  East Coast Fashion Group revenue and contribution loss for 2004 were $6.1 million and $0.3 million.

•                  On May 23, 2005, we completed the sale of our business assets and liabilities associated with our tradeshows and conferences, trade publications and direct marketing products servicing the information, technology, telecommunications, travel, beauty, home entertainment, and portfolio markets, including the shares of our Hong Kong subsidiaries.  The shares of our Brazilian subsidiary were sold in July 2005 after receipt of final regulatory approval. Collectively, these assets and shares are referred to as the “Portfolio Group.” The sale price for the Portfolio Group was $185.0 million less $11.2 million in working capital adjustments and expenses.  We recorded a gain on the sale of $52.9 million.  Revenue and contribution margin from January 1, 2005 to May 23, 2005 were $49.0 million and $14.9 million.  Revenue and contribution margin in 2004 were $102.5 million and $26.8 million.

•                  In the third quarter of 2004, we sold our Post business trade publication (“Post”) for $1.0 million in cash. We recorded a loss after taxes on the sale of $1.3 million.  Post revenue and contribution margin from January 1, 2004 to July 2, 2004 were $0.7 million and $0.1 million.  We also sold our 65% ownership in our French joint venture (“SeCA”), which consisted of one tradeshow, for $3.1 million in cash.  In conjunction with our sale of SeCA we recorded a goodwill impairment charge of $9.4 million, net of minority interest in 2004.  Total revenue and contribution margin for SeCA, net of minority interest, were $2.9 million and $1.4 million in 2004.  Also in the third quarter of 2004, we sold our German tradeshow business (“DMS”) for $1.7 million in cash.  As a result of the sale of DMS we recorded a goodwill impairment charge of $6.2 million.   Total revenue and contribution loss in 2004 were $0.1 million and $0.3 million.

•                  In the first quarter of 2004, we sold our art industry tradeshows and magazines for a total sales price of $19.6 million in cash (“Art Group”).  We recorded a gain after taxes on the sale of $3.4 million. Art Group revenue and contribution margin from January 1, 2004 to March 12, 2004 were $8.5 million and $3.4 million.

The financial results of the businesses included in discontinued operations in the accompanying consolidated statements of operations for the years ended December 31 are as follows:

(in thousands)	2006	2005	2004
(Loss) income before income taxes (including
goodwill impairment charge and gain on sale)	$(162)	$55,961	$(977)
Income tax (benefit) provision	(243)	16,859	5,442
Minority interests	—	(566)	4,264

Income (loss) from discontinued businesses	$81	$38,536	$(2,155)

In December 2006, our management completed our legal merger with Advanstar.com, Inc. (“Advanstar.com”). Prior to the merger, Advanstar.com was our affiliate, wholly owned by our parent. Because we were under common control, this transaction was accounted for as a combination of entities under common control and, accordingly, we did not establish a new basis of accounting in the assets or liabilities of Advanstar.com. Our reported results from prior periods have been restated to include the financial results of Advanstar.com.

On January 1, 2005, we began consolidating the operations of Advanstar.com with our operations upon the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”).  As a result of the adoption of FIN 46R, we recorded a $4.6 million gain, which was reported as a cumulative effect of accounting change in the first quarter of 2005. As a result of the legal merger described above, our 2005 consolidated statement of operations no longer reflect this cumulative effect.

Prior to adoption of FIN 46R, we recorded advances and notes issued in support of Advanstar.com operations as an operating expense in our consolidated statement of operations.  These advances and notes were used by Advanstar.com in support of its operations, including the purchase of depreciable assets.  Accordingly, there was a difference in the timing of when the advances and notes resulted in expenses reflected in our consolidated statements of operations and Advanstar.com.  As a result of the merger accounting described above, this difference resulted in an adjustment to reduce our consolidated net loss for the year ended December 31, 2004.

The merger of Advanstar.com resulted in an adjustment to net income as reported for the years ended December 31, 2005 and 2004 as follows:

(in thousands)	2005	2004
Net income (loss) as previously reported	$8,575	$(51,163)
Prior period adjustment for merger of Advanstar.com	(4,618)	5,975
Net income (loss) as adjusted	$3,957	$(45,188)

Our legal merger with Advanstar.com was immaterial to our consolidated statement of cash flows for the years ended December 31, 2005 and 2004.

Sources of Revenue by Product

Shows and Conferences

Revenue from our events is principally from the sale of exhibit space and conference attendance fees.  In 2006, 83% of our show and conference revenue was from the sale of exhibit space.  Events are generally held in major metropolitan or convention areas such as New York City and Las Vegas.  The sale of exhibit space is generally impacted by the ongoing quality and quantity of attendance, venue selection and availability, industry cycles and general market conditions.  Revenue and related direct event expenses are recognized in the month in which the event is held.  An event is billed and cash is collected in advance and is presented on our consolidated balance sheet as deferred revenue until the event has been held.

Publications

Revenue from publications is principally generated from the sale of advertising in our trade magazines.  Additionally, certain publications derive revenue from paid subscriptions and custom publishing and projects.  Paid subscriptions comprise 4% of total publishing revenue for the year ended December 31, 2006.  Most of our publications are produced monthly with advertising sold on either a scheduled or single insertion basis.  The sale of advertising is generally impacted by new product releases, circulation quality, readership, and general market conditions.  Advertising revenue is recognized when the publication with the respective advertisement is issued, and subscription revenue, if any, is recognized ratably over the subscription period as the publications are issued.  Revenue from custom projects containing multiple product elements is recognized as each element is delivered if sufficient evidence of fair value exists for the undelivered elements.  If sufficient evidence of fair value does not exist, revenue is deferred and not recognized until all elements are delivered.  Customer advances are recorded in other liabilities when cash is received in anticipation of future advertising unrelated to a specific publication issue.

Other Products

Other product revenue sources include the sale of value-added marketing products such as print and internet based classified advertising, direct mail services, reprints, database marketing, directories, guides, reference books and electronic based products.  These products complement and utilize the content or databases generated by our shows, conferences and publications.  The sale of these products is generally impacted by the success of the event or publication from which these products are derived, the quality of the sales team and general market conditions.  Revenue is recognized when the applicable product is shipped or otherwise delivered.

Components of Expenses by Product

Shows and Conferences

Costs incurred for shows and conferences include facility rent, attendee and exhibitor sales and marketing, as well as on-site services such as registration, security and set-up.  Exhibitors generally contract directly with third parties for on-site services such as electrical services and booth set-up.  Staff salaries and related payroll expenses are treated as monthly period expenses.  All other direct costs are expensed when the event occurs.

Publications

Costs incurred for publications include printing, paper and postage; selling and promotion; editorial and prepress; and circulation acquisition and fulfillment.  Additionally, publisher and sales staff costs, production, editorial and circulation staff costs, with related payroll taxes and benefits, are charged to the publications segment.  We outsource the actual printing of our publications.  Printing, paper and postage costs are charged to operations at the time of publication issuance.  All other direct costs are charged to operations when incurred.

Other

Costs for other products include printing and distribution costs, database administration fees and selling and product development staff costs.  Product specific costs are charged to operations when the product is delivered.  All other direct costs are charged to operations when incurred.

Significant Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses.  On an ongoing basis, we evaluate these estimates, including those related to bad debts, restructuring accruals, realizability of goodwill and intangible assets and recoverability of deferred income tax assets.  We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

Revenue Recognition

Revenue is recognized as discussed in the “Sources of Revenue” section above.  The balance of deferred revenue at December 31, 2006 was $41.4 million for shows and $9.8 million for publications.  On a relative basis, our deferred revenue reaches its highest levels during the second and fourth quarters of the year largely due to the timing of the MAGIC Marketplace tradeshows and our other large shows and conferences.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  The balance of the allowance for doubtful accounts at December 31, 2006 and 2005 was $1.0 million and $1.1 million.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The allowance for doubtful accounts is an estimate based on specifically identified accounts as well as non-specific reserves based on our historical experience.  We evaluate specific accounts where we have information that the customer may be unable to meet its financial obligations.  In these cases, management uses judgment, based on the best available facts and circumstances, to determine if a specific reserve for that customer’s receivable is warranted.   These specific reserves are reevaluated and adjusted as additional information is received. We also establish a non-specific reserve for all customers based on historical percentages applied to customer balances depending on the age of the amount due.  This percentage is based on historical collection and write-off experience.  If circumstances change, our estimates of the recoverability of amounts due us could be reduced or increased by a material amount.  Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known.

Deferred Taxes

Pursuant to the requirements of SFAS No. 109, we record a valuation allowance to reduce our deferred tax assets to the amount that we determine is more likely than not to be realized.  At December 31, 2006, and 2005, we have recorded a valuation allowance to offset the deferred tax benefit associated with all of our U.S. and foreign net operating loss carryforwards because the realization of these benefits is not considered likely based upon our history of not generating taxable income to utilize these tax benefits.  We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.  In the event we were to subsequently determine that we would be able to realize our deferred tax assets in excess of our net recorded amount, a reduction in the valuation allowance would result in an income tax benefit and would increase net income or reduce net loss in the period such determination was made.  In addition to the deferred tax assets, which are fully reserved, we have established a deferred tax liability based upon the excess of the carrying value of our goodwill for financial reporting purposes over the tax basis of this goodwill.  We established this liability because we do not amortize goodwill for financial reporting purposes but we do amortize goodwill for tax reporting purposes.

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

In accordance with the provisions of SFAS No. 142, we evaluate goodwill for impairment using a two-step test based upon a fair value approach.  The first step is used to identify a potential impairment by comparing the carrying value of the net assets of each reporting unit to an estimate of the fair value of each of our reporting units (as defined by SFAS No. 142), while the second step calculates the amount of impairment, if any.  Additionally, goodwill will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value.  We determine the fair value of our reporting units by application of a discounted cash flow analysis.  If circumstances change, our estimates of fair value will also change and could result in a determination that additional impairment charges to reduce the carrying value of goodwill are necessary.  We completed our annual goodwill impairment test for each of our reporting units as of July 1, 2006.  Based on this first step test, there was no impairment of goodwill indicated.

Stock-Based Compensation

We account for stock options awarded to employees as liability awards under SFAS No. 123R, Accounting for Stock-Based Compensation (“FAS 123R”). Accordingly, compensation expense and a related liability is recorded only if the fair value of the shares underlying our share-based awards are greater than the awards’ exercise price as of the end of the applicable reporting period.  We adopted FAS 123R using the modified prospective transition method.  Our adoption of FAS 123R did not result in any cumulative effect from the change in accounting method.

As of December 31, 2006, management estimated that the fair value of Holdings' common stock underlying all stock option awards exceeded the exercise price.  Accordingly, compensation expense of $3.6 million ($0.4 million selling, editorial and circulation and $3.2 million general and administrative) relating to the intrinsic value of stock option awards was included in the consolidated statement of operations for the year ended December 31, 2006.

As of December 31, 2006, the aggregate intrinsic value of all stock options outstanding was $5.5 million. Any change in the aggregate intrinsic value of vested stock options will be included in operations in the period of the change. As of December 31, 2006, the aggregate intrinsic value of unvested stock options was $1.9 million, which, subject to any changes in the intrinsic value of the options, will be charged to operations as the options vest.  As of December 31, 2006 the weighted-average remaining vesting term of unvested options was 2.4 years, although earlier vesting may occur based upon terms of the Plan.

Prior to January 1, 2006, we accounted for our stock options and awards to employees under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No compensation expense relating to stock options was recorded in the consolidated statement of operations for the years ended December 31, 2005 and 2004.

Future Contingent Cash Obligations from Acquisitions

Upon execution of purchase agreements of new business, we may agree to pay additional contingent cash consideration to the former shareholders based on future operating results of the acquired assets. If continued employment with us is a condition of the agreement, any contingent consideration paid will be recorded as compensation expense in the consolidated statement of operations.   If continued employment is not a condition of the agreement, any contingent consideration paid will be recorded as goodwill.

Results of Operations

2006 COMPARED TO 2005

Revenue

Total revenue increased $34.8 million, or 12.0%, to $323.7 million in 2006 from $288.9 million in 2005.

Life Sciences revenue of $155.7 million in 2006 increased 6.0% or $8.8 million from $146.9 million in 2005.  Revenue from healthcare custom projects increased $5.1 million or 38.9% from 2005 primarily due to more focused selling efforts and our ability to meet our customer delivery expectations. Strong performances also were achieved from several specialty care and dental publications. In addition, our launches of Firstline and Modern Hygienist magazines and two veterinary conferences generated $3.3 million of additional revenue in 2006.  Ad page growth for all publications in the Life Sciences segment was 4.1% in 2006 over 2005 primarily due to strong performances from our dental and veterinary publications.  These revenue gains were partially offset by a revenue decline of $1.8 million from our IVT pharmaceutical conferences as well as a $1.1 million decline due to the effect of the sale of our Pharmaceutical Discovery publication in late 2005.

Fashion and Licensing revenue of $110.6 million in 2006 increased 22.9% or $20.6 million from $90.0 million in 2005.  Revenue from our 2006 MAGIC Marketplace Las Vegas spring and fall events increased a combined $13.2 million or 16.8% over 2005 due to an increase in square feet sold, yields and sponsorships. Total exhibit space for both events increased by 12.0% to 2.1 million square feet. The August 2005 acquisitions of POOL and Project expanded our presence in the contemporary and boutique fashion markets.  The spring POOL and Project events, which were integrated into MAGIC Marketplace in Las Vegas, along with the Project and POOL New York events, contributed $12.7 million of revenue and 260,000 square feet in the first and third quarters of 2006.  Revenue in 2006 also benefited from a successful Licensing International event held in New York and 19.7% growth in revenue from License! Global magazine.

Powersports revenue of $44.7 million in 2006 increased 13.1% or $5.2 million from $39.5 million in 2005. The International Motorcycle Show events and Dealer Expo experienced an increase in square feet of 10.4% and revenue of $2.4 million or 12.2% in 2006 over 2005.  In the off-road market we held a strong Off-Road Impact Expo trade event and held our first Off-Road Expo-Salt Lake City and Off-Road Expo-Houston, consumer off-road events launched in 2006, contributing to an increase in revenues of $0.6 million. Ad revenue for this segment’s publications grew 14.7% or $2.2 million and ad pages grew 10.0% primarily due to strong performance from our automotive publications as well as the continued development of our Off-Road publications, Dirt Sports and Off-Road Business.

Revenue from our Other operations in 2006 was $12.7 million, compared to $12.5 million reported in 2005.

Cost of production and selling

Cost of production and selling expense increased $25.0 million, or 14.8%, to $193.7 million in 2006 from $168.7 million in 2005.

Life Sciences expenses in 2006 increased by 5.0%, or $4.9 million, to $102.5 million from $97.6 million in 2005.  The increase is primarily due to $4.3 million in product launch costs for new conferences and publications, a $4.1 million increase in healthcare special projects costs related to the growth in the number of delivered projects, and increased costs associated with our base publications’ ad page growth. These increases were partially offset by elimination of $1.1 million in costs related to Pharmaceutical Discovery and $1.9 million in cost reductions due to improved operating efficiencies from the restructuring program we implemented at the end of the second quarter of 2005.

Fashion & Licensing expenses in 2006 increased by 32.9%, or $12.4 million, to $50.0 million from $37.6 million in 2005, primarily due to our program to expand our MAGIC Marketplace spring and fall and our POOL and Project New York events.  Expenses to support our first spring Las Vegas POOL and Project events, included in MAGIC Marketplace, and our first Project and POOL New York events were $7.6 million for 2006.

Powersports expenses in 2006 increased by 10.1%, or $2.7 million, to $29.5 million from $26.8 million in 2005.  Expenses increased in 2006 primarily due to increased direct costs resulting from an increase in publication ad pages and square feet in our tradeshows.  Expenses also increased due to the 2006 launch of our Off-Road Expo — Salt Lake and Houston events.

Expenses of our Other operations in 2006 were $11.6 million, compared to $6.6 million in 2005.  This increase is primarily due to a $1.9 million vendor contract termination payment accrued in the fourth quarter of 2006 and payable in 2007.  The increase is also driven by $1.8 million in costs relating to the renegotiation of certain tradeshow vendor agreements, investments in the development of our e-media product offerings and launch costs for Ophthalmology Times Europe.

General and administrative

General and administrative expenses increased $34.2 million, or 83.6%, to $75.1 million in 2006 from $40.9 million in 2005.  Expenses increased primarily due to the $30.0 million of compensation expense incurred in 2006 for our 2005 Project and POOL acquisitions. In addition, 2006 includes $3.2 million in compensation expense related to the intrinsic value of stock options, unclaimed property obligations of $2.6 million and a $1.0 million charge for the impairment on our Cleveland office building to write down the carrying value to its fair value less estimated selling costs. These increases were partially offset by foreign exchange gains due to favorable foreign exchange rates, reduced employee medical costs and operating efficiencies achieved due to 2005 restructuring actions.

Restructuring charge

In May 2005, we ceased use of certain leased office space in New York, NY, Milford, CT, and Santa Ana, CA related to the sale of the Portfolio Group (see —”Presentation of Financial Information — Acquisitions, Divestitures, Dispositions and Merger”).  In 2005, we vacated additional leased office space in Milford, CT and Chicago, IL. These activities resulted in charges to our operations during 2005.  In 2006, we vacated additional leased office space in New York, NY, and revised our estimate of expected future sublease income for this space, resulting in additional charges. These charges consist of the discounted remaining future minimum lease payments due under non-cancelable leases, net of estimated future sublease income. These lease commitments expire at various dates through 2010.

In 2006, we entered into a lease modification and surrender agreement for approximately 60% of our vacated office space in New York, NY.  Under the terms of the agreement, we paid the landlord $2.8 million in cash, the lease covering the surrendered space was terminated and we will have no further future lease obligations for the portion of the space surrendered.  At the same time, we adjusted our remaining liability accrued for this space and recorded a gain of $0.1 million.

During 2005 we notified certain employees that they would be severed from the Company in connection with the sale of the Portfolio Group and the reorganization of our operating and support department management team.

In 2001, we integrated many of the internet sales, marketing, technology and operating functions of Advanstar.com with us and our core activities in publishing, shows and direct marketing products.  These restructuring activities were completed by the end of 2001, except for facility lease costs, which continued through June 2010, including leasehold improvements from the facility Advanstar.com vacated.  The facility lease obligation was settled in May 2004 for less than amounts owed under the lease.  A $4.0 million favorable settlement (net of fees and related expenses) of the lease obligation was recognized as an offset to operating expenses in 2004.

Pre-tax restructuring charges incurred are as follows:

(in thousands)	2006	2005	2004
			(As Adjusted)
Facility exit costs	$2,339	$2,499	$—
Advanstar.com lease settlement	—	—	(4,015)
Employee severance and other termination costs	(14)	2,272	—
Restructuring charge (benefit)	$2,325	$4,771	$(4,015)

The change in restructuring accruals is as follows (in thousands):

(in thousands)	Facility Exit Costs	Employee Severance	Total
Balance at December 31, 2004	$1,827	$—	$1,827
Restructuring charge	2,499	2,272	4,771
Utilized-cash	(914)	(1,465)	(2,379)
Balance at December 31, 2005	3,412	807	4,219
Restructuring charge	2,339	(14)	2,325
Utilized-cash	(4,585)	(766)	(5,351)
Balance at December 31, 2006	$1,166	$27	$1,193

Depreciation and amortization

Depreciation and amortization expense declined $5.5 million to $32.3 million in 2006 from $37.8 million in 2005 primarily due to no amortization expense being recorded on $129.6 million and $27.7 million of intangible assets which became fully amortized in 2006 and 2005 and the effect of the double declining balance method of accelerated amortization on our exhibitor and advertiser lists, partially offset by a full year of accelerated amortization expense related to the businesses acquired in 2005.

Interest expense and loss on extinguishment of debt

Interest expense in 2006 declined $8.3 million, or 13.2%, to $54.8 million from $63.1 million in 2005 due to the decrease of $59.6 million in our weighted-average debt outstanding during the year. We repaid $20.4 million of our term loans, $8.7 million of our fixed rate notes, and $117.8 million of our floating rate notes in the second quarter of 2005 with the proceeds from the sale of the Portfolio Group. See “Liquidity and Capital Resources — Second priority secured and floating rate notes repayment.”

We incurred $0.6 million in costs related to the write off of unamortized deferred finance costs related to the amendment and restatement of the Credit Facility in May 2006 and repayment of floating rate notes in August 2006. See “Liquidity and Capital Resources — Credit facility amendment and restatement.”

In 2005, we incurred $12.6 million in costs related to the repurchase of a part of our fixed and floating rate senior secured debt.  These costs include $8.6 million in tender offer premium and consent fees, $3.5 million in unamortized deferred financing costs, and $0.5 million in legal fees and expenses. See “Liquidity and Capital Resources — Credit facility and second priority secured and floating rate notes repayment.”

At December 31, 2006, $451.9 million, or 98% of our total debt is at a fixed rate with the balance of our debt subject to interest rate fluctuations.   We currently have no plans to hedge our interest expense related to our remaining floating or fixed rate debt.

Interest income

Interest income increased to $1.8 million in 2006 from $1.5 million in 2005 due to an increase in our average cash balance in 2006 compared to 2005.

Provision (benefit) for income taxes

The provision for income taxes was $8.3 million in 2006 compared to a benefit of $2.7 million in 2005.  For both 2006 and 2005, the provision/benefit includes income taxes in certain foreign jurisdictions and a deferred tax provision related to the basis of goodwill for tax purposes being less than the carrying value of goodwill for financial reporting purposes.  Additionally, the 2005 tax provision includes a tax benefit provided by losses from continuing operations to the extent that such losses offset the income from discontinued operations. This tax benefit is offset by a tax provision included in discontinued operations resulting from the operating income and gain attributable to the sale of the Portfolio Group business. We recorded no income tax benefit related to the net operating losses we generated during 2006 and 2005 because we have established a valuation allowance to offset any related tax benefits due to uncertainty about realization of these benefits.

Discontinued operations

In December 2005, we sold our Arenacross Championship Series for a total selling price of $0.2 million. The loss on the sale of $0.4 million was recorded in 2005 and a $0.2 million additional loss was recorded in 2006.

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

See further information regarding divestitures included in discontinued operations in “Presentation of Financial Information— Acquisitions, Divestitures, Dispositions and Merger.”

2005 COMPARED TO 2004

Revenue

Total revenue increased $17.8 million, or 6.6%, to $288.9 million in 2005 from $271.1 million in 2004.

Life Sciences revenue of $146.9 million increased 0.9% or $1.3 million from $145.6 million in 2004.  Revenue from our IVT conferences increased $1.6 million or 32.1% over 2004 due to the launch of 18 new conference tracks to address emerging topics of interest in the FDA drug validation process.  Our remaining Life Sciences publishing products revenue increased over 2004, with the pace of growth increasing significantly in the fourth quarter.  This was driven by increased revenue in specialty care healthcare, and dental publications.  We launched or continued to develop three new publications and one conference, including Locum Life, Firstline, Modern Hygienist and a dental conference and stopped holding one small conference in the pharmaceutical markets in 2005 compared to 2004. Launches, other than the IVT conferences discussed above, generated $1.7 million in revenue in 2005.  These revenue increases were partially offset by declines in our veterinary and certain primary healthcare publications and healthcare custom projects of $4.3 million.  Projects have a significant lead time from proposal to completion.  The revenue decline reflects the impact on the 2005 sales cycle of marketing and fulfillment problems we experienced in 2004 and the restructuring of our operations, including healthcare properties and management in 2005.

Fashion and Licensing revenue of $90.0 million increased 12.5% or $10.0 million from $80.0 million in 2004.  Our MAGIC Marketplace events increased revenue by $9.6 million or 13.9% and square footage increased by 7.1% over 2004 due to development of new trend areas, the continued expansion of our Sourcing Zone initiative, and the acquisitions of POOL and Project in 2005.  Our licensing events in the U.S. and U.K. increased revenue by $0.9 million or 11.4% over 2004 due to an increase in square footage and price per square foot.  Partially offsetting the revenue increases was a decline in revenue from our License! Global publication.

Powersports revenue of $39.5 million increased 15.8% or $5.4 million from $34.1 million in 2004. Revenue from the Powersports shows and conferences increased 12.5% over 2004 due to new category initiatives, product launches and selected acquisitions. Development of new initiatives continued for American made motorcycle products in our IMS motorcycle consumer events and the Big Twin West tradeshow, expanding sales in this category significantly.  Dealer Expo increased revenue through price increases and expansion of international exhibitors. Strong revenue growth also occurred in our automotive and Dealernews publications.  Further contributing to our overall revenue growth was the continued development of Dirt Sports and Off-Road Business, launched in 2004.  The 2005 launch of the Off-Road Impact tradeshow and conferences, which complements the two publications launched in 2004, the 2005 launch of American Big Twin and the acquisition of the Off-Road Expo also contributed to this growth. These launches and acquisitions generated a combined $2.9 million of revenue growth in 2005. We did stop holding two small shows in the Powersports segment during 2005 causing a slight decline in revenue which served to partially offset the revenue growth discussed above.

Revenue from our Other operations in 2005 was $12.5 million, compared to $11.4 million reported in 2004.  The gain was primarily driven by launches, including Ophthalmology Times Europe and Contract Services Europe and European dental and pharmaceutical products.

Cost of production and selling

Cost of production and selling expense increased $10.5 million, or 6.7%, to $168.7 million in 2005 from $158.2 million in 2004.

Expenses of Life Sciences in 2005 decreased by 2.7%, or $2.8 million, to $97.6 million from $100.4 million in 2004.  This decrease is also attributable to cost savings associated with the restructuring of certain aspects of our operations, including healthcare publications, and a decline in healthcare custom projects. These cost reductions were partially offset by investments in the properties launched in 2005 as described above, as well as investments to actively develop our CME, special projects and electronic offerings.   Staffing and other direct costs increased to support our newly launched IVT and dental conferences, contributing approximately $1.7 million in increased expenses.  Expenses also increased due to strategic investments made across our market segments and product lines. There were no significant increases in venue pricing during the year.

Expenses of Fashion & Licensing in 2005 increased by 18.5%, or $5.8 million, to $37.6 million from $31.8 million in 2004.  Staffing and other direct costs to support the operations of the recently acquired POOL and Project contributed approximately $2.1 million of this increase.  Expenses also increased due to growth of square footage and strategic investments made across our MAGIC Marketplace and license events. There were no significant increases in venue pricing during the year.

Expenses of Powersports in 2005 increased by 24.4%, or $5.2 million, to $26.8 million from $21.6 million in 2004. Staffing and other direct costs to support our 2004 and 2005 product launches and acquisitions as discussed above contributed $2.6 million of this increase.  Expenses also increased due to growth of square footage from our powersports markets and strategic investments made across our market segments and product lines.  We also invested in new product areas in Dealer Expo.

Expenses of our Other operations in 2005 was $6.6 million, compared to $4.5 million in 2004.  The increase was primarily driven by launches, including Ophthalmology Times Europe and Contract Services Europe and European dental and pharmaceutical products.

General and administrative

General and administrative expenses increased $0.3 million, or 0.7%, to $40.9 million in 2005 from $40.6 million in 2004.  The increase is due to various factors including an increase in earned incentives of $3.7 million and foreign currency fluctuations of $0.9 million.  These increases were partially offset by a reduction in the IVT contingent compensation accrual in 2005 over amounts in 2004 by $0.9 million and a reduction in costs due to restructuring activities as discussed above.

Restructuring charge

See information regarding restructuring activities in “Results of Operations — 2006 Compared to 2005-Restructuring charge.”

Depreciation and amortization

Depreciation and amortization expense declined $5.3 million to $37.8 million in 2005 from $43.1 million in 2004 primarily due to the effect of the double declining balance method of accelerated amortization on our exhibitor and advertiser lists partially offset by additional amortization expense related to the businesses acquired in 2005.

Interest expense and loss on extinguishment of debt

Interest expense decreased $7.9 million, or 11.2%, to $63.1 million in 2005 from $71.0 million in 2004 primarily due to a decrease of $92.5 million in our weighted-average debt outstanding during the year. We repaid $20.4 million of our term loans, $8.7 million of our fixed rate notes, and $117.8 million of our floating rate notes in the second quarter of 2005 with the proceeds from the sale of the Portfolio Group.  See “Liquidity and Capital Resources — Second Priority Secured and Floating Rate Notes Repayment.”

See information regarding loss on extinguishment of debt in “Results of Operations — 2006 Compared to 2005 — Interest expense and loss on extinguishment of debt.”

Interest income

Interest income increased to $1.5 million in 2005 from $0.5 million in 2004 due to an increase in our average cash balance in 2005 compared to 2004.

Other income (expense), net

Other income decreased $0.7 million to $0.1 million in 2005 from $0.8 million in 2004.  This decrease is attributable to gains associated with our interest rate protection agreement, which expired in February 2004.

Provision (benefit) for income taxes

The benefit for income taxes was $2.7 million in 2005 compared to a $6.5 million provision in 2004.  The 2005 and 2004 tax benefit/provision includes a tax benefit provided by losses from continuing operations to the extent that such losses offset the income from discontinued operations. This tax benefit is offset by a tax provision included in discontinued operations. This tax benefit in continuing operations is offset by a basis difference resulting from goodwill for tax purposes being less than the carrying value of goodwill for financial reporting purposes and income taxes in certain foreign jurisdictions.  We recorded no income tax benefit related to the net operating losses we generated during 2005 and 2004 because we have established a valuation allowance to offset any related tax benefits, due to uncertainty about realization of these benefits.

Discontinued operations

See further information regarding divestitures included in discontinued operations in “Presentation of Financial Information — Acquisitions, Divestitures, Dispositions and Merger.”

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

Sources and uses of funds

Operating cash flows may be significantly affected by the working capital characteristics of our business. We generally operate with negative working capital, excluding cash and current maturities of long-term debt, due to the impact of deferred revenue from shows, which is billed and collected as deposits up to one year in advance of the respective show. Deferred revenue increases on the balance sheet in the quarters immediately preceding our busy first and third quarter show season as we collect deposits for booth space several months in advance of the shows.  Revenue and contribution margin are recognized in the quarter that the events are held, resulting in the reversal of the deferred revenue.

We anticipate that our operating cash flow, together with borrowings under the Credit Facility and other future financings and refinancings, will be sufficient to fund our anticipated future operating expenses, capital expenditures, debt service, dividends to our parent, Advanstar, Inc., to be used for servicing its debt obligations, and other obligations as they become due.  However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance.  Our future performance and continued compliance with the covenants contained in our Credit Facility will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.  We expect to be in compliance with our debt covenants during 2007.

Historically, our financing requirements have been funded primarily through cash generated by operating activities and borrowings under our revolving Credit Facility.  From time to time, we have also raised additional funds through sales of common stock, high yield offerings and term borrowings under our Credit Facility for purposes of completing selective acquisitions.

As of December 31, 2006, we had cash and cash equivalents of $36.9 million and also had $48.4 million in availability under our revolving Credit Facility. The following table shows our cash flow activity for the years ended December 31, 2006, 2005 and 2004, including the results of discontinued operations, and should be read in conjunction with the consolidated statements of cash flows:

(in thousands)	2006	2005	2004
Net cash provided by operating activities	$36,294	$8,235	$18,901
Net cash (used in) provided by investing activities	(14,338)	148,959	4,996
Net cash used in financing activities	(30,966)	(152,635)	(12,515)
Effect of exchange rate changes on cash	(681)	754	576

Net (decrease) increase in cash and cash equivalents	$(9,691)	$5,313	$11,958

Cash flows from operating activities

Net cash provided by operations was $36.3 compared to $8.2 million in 2005.  The $28.1 million increase in cash provided by operating activities in 2006 compared to 2005 was due principally to a reduction in cash interest payments of $7.0 million, an increase in our outstanding accounts payable and other liabilities of $25.5 million, which includes $29.6 in contingent consideration payable in 2007, an increase in cash collected in advance of our first quarter 2007 events of $4.7 million and $9.1 million in non-recurring cash fees and expenses related to our repayment of a portion of our outstanding debt in June 2005, partially offset by declines in operating results and prepaid expenses.

Net cash provided by operations decreased $10.7 million to $8.2 million in 2005 compared to $18.9 million in 2004.  This decline was due primarily to $9.1 million of cash fees and expenses related to our repurchase of a portion of our outstanding debt in June 2005, severance payments of $1.5 million associated with restructuring activities, and the reduction in cash flow attributable to discontinued operations.  During 2005, net cash provided by discontinued operations was $1.7 million, which represents approximately 20.4% of total net cash provided by operations. The declines discussed above were partially offset by a $6.8 million reduction in cash interest payments and a $9.3 million increase in operating income in 2005 compared to 2004.

Cash flows from investing activities

Net cash used in investing activities was a usage of $14.3 million in 2006 compared to $149.0 million provided by investing activities in 2005.  In 2005 we received $174.1 million of proceeds from the sale of the Portfolio Group.  This was partially offset by $15.6 million of cash used for the acquisitions of Off-Road Expo, POOL, Project and two other small acquisitions in 2005.  We also increased capital expenditures in 2006 for computer upgrades, applications development and for build-outs and furnishing of our new downsized office in New York.  We believe that this amount of capital expenditure will be adequate to grow our business according to our business strategy and to maintain the key tradeshows, publications and business of our continuing operations. We expect our 2007 capital expenditures to be approximately $11.5 million.

Net cash provided by investing activities increased $143.9 million to $149.0 million in 2005, from $5.0 million in 2004 due primarily to the sale of the Portfolio Group as discussed above. This increase was partially offset by the use of cash for 2005 acquisitions as discussed above.  In 2004, we used $7.9 million in cash used for the acquisition of IVT in 2004.

We did not complete any acquisitions in 2006. In connection with any future acquisitions, as a part of our on-going business strategy, we may require additional funding, which may be provided in the form of additional debt or equity financing or a combination thereof.  There can be no assurance that any additional financing will be available to us on acceptable terms or in a manner that complies with the restrictive covenants in our debt instruments.  Consistent with our longstanding strategy, we continue to pursue potential acquisitions of complementary businesses.

Cash flows from financing activities

Cash used in financing activities in 2006 was $31.0 million compared to $152.6 million in 2005.  In 2006, we paid $29.1 million in dividends to our stockholder, Advanstar, Inc., to be used for cash interest payments that commenced in 2006 relating to its 15% senior discount notes and for a stock and to be used to repurchase shares and options of Advanstar Holdings Corp. (“Advanstar Holdings” or “Holdings”), our ultimate parent company, held by a former Chief Executive Officer. We also repaid the remaining $9.8 million of our second priority floating rate notes at par in August 2006.  We borrowed $10.0 million and incurred financing costs of $1.7 million in connection with the amendment and restatement of our Credit Facility in May 2006 (see “—Credit facility amendment and restatement”).  In March 2005, we repaid $4.6 million of our outstanding Term Loan B with the proceeds from the 2004 sale of a tradeshow business.  In June 2005, we repaid our outstanding Term Loan B of $20.4 million and repurchased $126.5 million of our floating and fixed rate notes, using the proceeds from Portfolio Group sale.

Net cash flows used in financing activities was $152.6 million in 2005 compared to $12.5 million in 2004.  In 2005, we repaid our Term B Loan and repurchased a portion of our fixed and floating rate notes as described above. We repaid $11.7 million of debt in 2004, including $8.0 million of our revolving Credit Facility borrowings.

Debt service

As of December 31, 2006, we had total indebtedness of $461.9 million and $48.4 million of borrowings available under our revolving Credit Facility.  Our principal debt obligations are described below.

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

In August 2006, we used a portion of the proceeds from the Credit Facility Term Loan to redeem all of our remaining $9.8 million of outstanding floating rate notes at par.

Credit facility

Our Credit Facility consists of a $50.0 million revolving credit facility which terminates in May 2009, and a $10.0 million term loan which matures in May 2009.  Borrowings under the Credit Facility generally bear interest based on a margin over, at our option, the base rate or LIBOR.  The applicable margin for revolving credit loans varies based upon our ratio of consolidated debt to EBITDA, as defined in the Credit Facility, and is currently 2.5% over LIBOR or 2.5% over the base rate.  The Company incurs a daily commitment fee of 0.5% and 1.25% per annum for unused revolving loan availability and standby letters of credit, respectively.

Our obligations under the Credit Facility are guaranteed by Holdings, Advanstar, Inc., our direct parent company, and all of our existing and future domestic subsidiaries.  Our obligations under the Credit Facility are collateralized by substantially all of the assets of our company and the subsidiary guarantors, including a pledge of the capital stock of all our existing and future domestic subsidiaries, a pledge of no more than 65% of the voting stock of any foreign subsidiary directly owned by our company or any domestic subsidiary, a pledge of all intercompany indebtedness in favor of our company and our domestic subsidiaries, a pledge of our company’s capital stock held by our direct parent company, and a pledge of our direct parent company’s capital stock held by Holdings.  The Credit Facility contains restrictive covenants, including limitations on certain asset dispositions, dividends, investments and other restricted payments.  Failure to comply with the covenants could cause an event of default under the Credit Facility.

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

The restrictive covenants in our senior secured notes indenture and senior subordinated notes indenture provide that we can pay dividends only if our leverage ratio (as defined) is 6.0 to 1.0 or better and only from a “basket” equal to the amount by which our cumulative EBITDA (as defined) since January 1, 2001 exceeds 150% of our cumulative interest expense in that same period plus other items, including proceeds from equity offerings. In addition to the basket and notwithstanding the leverage ratio limitation on restricted payments, we can make additional restricted payments in an aggregate amount of up to $20 million to Advanstar, Inc., none of which has been used as of December 31, 2006.   As of December 31, 2006, our leverage ratio under the most restrictive of these indentures was 5.5 to 1.0.  Both in March 2006 and October 2006, we declared and paid a dividend of $12.9 million to Advanstar, Inc. to be used for servicing its debt obligations.  In February 2007, we declared a dividend of $12.9 million payable to Advanstar, Inc. to be used for servicing its April 2007 debt obligations.

Debt service on the discount notes will be $25.8 million in 2007.  We expect our results will allow us to continue to make dividend payments to Advanstar, Inc. for purposes of servicing this debt.  However, our results are subject to a variety of factors, including general economic conditions and conditions in our markets.  We may not generate sufficient cash flow from operations or be permitted by the terms of our debt instruments to pay future dividends to Advanstar, Inc. in amounts sufficient to allow it to pay cash interest on the parent company notes.   If Advanstar, Inc. is unable to meet its debt service obligations, it could attempt to restructure or refinance its indebtedness or seek additional equity capital.   We cannot assure you that Advanstar, Inc. will be able to accomplish these actions on satisfactory terms or at all.  A default under the parent company notes could result in an acceleration of all outstanding loans under our Credit Facility which, in turn, would trigger a cross-default under both our second priority senior secured notes and our senior subordinated notes.

Contractual and contingent obligations

Our contractual obligations (excluding accounts payable and accrued expenses), as of December 31, 2006 are as set forth below:

						After
(in millions)	2007	2008	2009	2010	2011	2011	Total
Indebtedness	$—	$—	$10.0	$291.3	$160.0	$—	$461.3
Interest on indebtedness (1)	51.6	51.6	51.1	42.7	9.6	—	206.6
Acquisition related compensation payable (2)	29.6	—	—	—	—	—	29.6
Operating lease obligations	4.7	4.5	3.1	2.7	2.1	5.8	22.9
Total contractual cash obligations	$85.9	$56.1	$64.2	$336.7	$171.7	$5.8	$720.4

(1)          Interest on our variable rate debt is calculated using LIBOR of 5.3%, the rate in effect on December 31, 2006.  Because our variable rate debt bears interest at a variable rate, actual payments could differ.

(2)          Relates to contingent compensation obligations relating to acquisitions which had not been paid as of December 31, 2006.

We have no material capital lease obligations or purchase obligations.  We have contingent obligations composed of $1.6 million of letters of credit securing our lease facilities.

Off-balance sheet arrangements.

We have no material off-balance sheet arrangements.

Recently Issued Accounting Standards

In July 2006 FASB issued Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.  FIN 48 prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.  The accounting provisions of FIN 48 will be effective for us beginning January 1, 2007.  We have not completed our evaluation of FIN 48 and the effect its adoption will have on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurement (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements.  FAS 157 is effective for us on January 1, 2008. We have not completed our evaluation of FAS 157 and the effect its adoption will have on its consolidated financial statements.

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”). The new standard requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the balance sheet and to recognize changes in that funded status in the year in which the change occurs through comprehensive income. FAS 158 provides for adoption effective December 31, 2007 for companies that do not have publicly traded equity securities.  As such, our consolidated balance sheet as of December 31, 2007 will reflect the funded status of our postretirement benefit plans, with the offset reported in other comprehensive income (loss). If we had adopted FAS 158 on December 31, 2006, we would have recorded an additional $1.2 million of other long term liabilities and other comprehensive income on our consolidated balance sheet. We do not expect the actual impact upon adoption on December 31, 2007 to be materially different from this impact.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 had no impact on our consolidated financial statements.

Item 7A. — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to various market risks, which are the potential losses arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.  We have previously entered into financial instruments to manage and reduce the impact of changes in interest rates and foreign currency exchange rates. However, we have no such instruments as of December 31, 2006.

Interest Rates

At December 31, 2006, we had fixed rate debt of $451.9 million and variable rate debt of $10.0 million.   A change in interest rates of 1% would not be material to us.

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

Item 9B. — OTHER INFORMATION

None.

PART III

Item 10. — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position of each of our executive officers and directors.

Name	Age	Position

Joseph Loggia	47	Chief Executive Officer and Director
James M. Alic	64	Vice President, Chairman of the Board and Director
Theodore S. Alpert	50	Vice President — Finance, Chief Financial Officer and Assistant Secretary
Daniel M. Phillips	44	Executive Vice President
Laura McConnell	37	Executive Vice President — Fashion Group
Eric I. Lisman	50	Executive Vice President Corporate Development
R. Steven Morris	55	Vice President
Rick Treese	36	Vice President — Chief Technology Officer
OhSang Kwon	38	Director
Douglas B. Fox	59	Director
Charles Pieper	60	Director
Kamil Salame		Director
Scott Marden		Director

Set forth below is a description of the backgrounds, including business experience over the past five years, for each of our directors and executive officers. There are no family relationships that exist between any of our directors or executive officers. Under our bylaws, our officers are elected by the Board of Directors and hold office until their respective successors are duly elected and qualified.

Executive Officers

Joseph Loggia has served as Chief Executive Officer since January 1, 2004, and has served as our President and Director since May 2002.  Prior to May 2002, he served as President and Chief Executive Officer of MAGIC (our subsidiary). Prior to our acquisition of MAGIC, he served as MAGIC’s President and Chief Executive Officer.  Prior to joining MAGIC, Mr. Loggia was a manager at the accounting firm of Coopers & Lybrand.

James M. Alic has served as Chairman of the Board and Vice President since August 2004.  He previously served as our Vice Chairman and Vice President from July 1996 to July 2004.  From June 1995 to June 1996, he was Vice President and Controller of IBM Corporation.  From September 1994 to May 1995, he was Chairman of Reed Exhibition Companies.  From August 1991 to August 1994, he was President of Reed Exhibitions North America.

Theodore S. Alpert has served as our Vice President-Finance, Chief Financial Officer, and Assistant Secretary since September 2006. From March 2005 to September 2006, he served as Chief Financial Officer of IPS Corporation.  Previously, from October 2000 to September 2004, Mr. Alpert was Executive Vice President and Chief Financial Officer of Transtar Metal Holdings, Inc and from September 1988 to October 2000, he served as Executive Vice President and Chief Financial Officer of Centis Inc. (f/k/a 20th Century Plastics, Inc.).

Daniel M. Phillips has served as Executive Vice President of our Powersports and Automotive market group since 2003.  Prior to that, he was Vice President and General Manager of Advanstar’s Technology groups.  Mr. Phillips joined Advanstar in 1996 as Group Publisher of America’s Network, Telecom Asia and Comunicaciones magazines, and in 1998 was promoted to Vice President and General Manager.  Prior to joining Advanstar, Mr. Phillips was responsible for publications and events for EMAP (U.K.) in the area of IT & Telecommunications.

Laura McConnell has served as Executive Vice President of our Fashion group since June 2006. Starting in 2002 through June 2006, she served as Vice President and General Manager of Advanstar’s fashion group.  Ms. McConnell was the general manager of WWDMAGIC from 2000 to 2002.  Since joining Advanstar in 1997, Ms. McConnell served in a variety of roles before being promoted to Vice President of Marketing and Attendee Development in 1999.

R. Steven Morris currently serves as Vice President responsible for the Healthcare, Science and Pharmaceutical markets.  Prior to June 2005, he was Vice President of the Market Development Group. Mr. Morris joined Advanstar in 2004.  Prior to joining Advanstar, Mr. Morris was Chief Operating Officer for Metro International Newspapers for the Americas and Asia from 2002-2004 and President and Chief Executive Officer of Profile Weekly Magazine from 1999-2002.

Eric I. Lisman has served as our Executive Vice President - Corporate Development since November 2001.  He previously served as our General Counsel from September 1998 to February 2005.  Prior to joining Advanstar, Mr. Lisman engaged in a private legal and investment banking practice.  He also served from 1987-1997 as Corporate Counsel and General Counsel of Reed Publishing USA, the parent company of Reed Exhibition Companies and Cahners Publishing Company.

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

Directors

Joseph Loggia.  See “Executive Officers.”

James M. Alic.  See “Executive Officers.”

OhSang Kwon has served as a director since October 2000.  Since July 2005, Mr. Kwon has been a partner of Avista Capital Holdings, LP, a private equity firm. From February 2000 to June 2005, he served as a Partner, Principal, and Vice President of DLJ Merchant Banking, Inc.  Mr. Kwon currently serves on the Board of directors of ACP Phillips Investment Resources, Professional Career Development Institute and Thompson Publishing Group.

Douglas B. Fox has served as a director and chairman of the audit committee since September 2002.  Mr. Fox is a private investor and consultant.  Prior to his current activities, he served as Senior Vice President of Marketing and Strategy at Compaq Computer Company from 2000 to 2001 and Senior Vice President of Marketing at International Paper Inc. from 1997 to 2000.  He served as President of Landmark Communications Inc. from 1994 to 1996 and prior to that from 1987 to 1994 he served as President and Chief Operating Officer at Newsday in New York.  Mr. Fox currently serves on the Board of Directors of The Vitamin Shoppe, Microban International, Ltd., Browne & Co., Young America, Precision IR, Totes/Isotoner and The Oreck Corporation.

Charles Pieper has served as a Director since August 2004.  Mr. Pieper is a Managing Director of Credit Suisse Securities (USA), LLC in the Asset Management division. He is Vice Chairman of Alternative Investments, with oversight responsibility for Diversified Strategies, and heads the AI Business Development Task force. Prior to joining Credit Suisse in 2004, Mr. Pieper worked at General Electric for 18 years and served as President and Chief Executive Officer of GE Japan, Korea, Taiwan; GE Medical Systems Asia; Yokogawa Medical Systems; GE Lighting Europe and GE Trading Co. He joined GE in 1981, after five years in the Navy, including service in Vietnam. Mr. Pieper was also an Executive Advisor at the Boston Consulting Group and an Operating Partner with Clayton, Dubilier & Rice and spearheaded CD&R’s European practice.  Mr. Pieper holds a BA from Harvard College and an MBA from Harvard Business School, with distinction. Mr. Pieper is a Director of Grohe AG, Jostens, Inc., and Visant. He previously served as Chairman of the Board and Acting CEO of Alliant Foodservice, Inc., Chairman of the Board of Italtel Holding S.p.A. and North American Van Lines, Vice Chairman of Dynatech and held board positions in Mueller Holdings Inc., and Safilo S.p.A. and & Wastequip.

Kamil Salame has served as a director since February 2007.  Mr. Salame is a Managing Director and Partner of DLJ Merchant Banking Partners.  Mr. Salame joined DLJ’s Investment Banking Division in 1995 and DLJ Merchant Banking Partners in 2000. Prior to joining DLJ Merchant Banking Partners, Mr. Salame worked at DLJ Real Estate Capital Partners, DLJ Merchant Banking Partners’ real estate private equity affiliate.  He received a B.S. from Georgetown University in 1990, an M.B.A. from Columbia Business School in 1995, where he was an Editor and Fellow of the Columbia Journal of World Business, and a J.D. from Columbia University School of Law in 1995, where he was a Harlan Fiske Stone Scholar.   Mr. Salame is a director of Aspen Insurance Holdings Limited, Merrill Corporation, Professional Career Development Institute, LLC, US Express Leasing, Inc., HealthMarkets, Inc. and Peachtree Holdings.

Scott Marden has served as a director since February 2007. Mr. Marden is Chairman of Media Partners, DLJ Merchant Banking Partners, and Credit Suisse Alternative Investments, based in New York. He is responsible for DLJMB Partners media related investments.  Mr. Marden joined Credit Suisse in June 2006 from the McGraw-Hill Companies where he was President of the Information & Media Segment and a member of the management committee. Mr. Marden has over 20 years of investment and management experience in the media industry. As a senior executive, in addition to McGraw-Hill he has served as, President & COO of Marvel Entertainment and CEO of Philips Media, a $1.5 billion unit of Philips Electronics. In media finance he served as Sr. M.D. and head of media investment banking at Bear Stearns, Schroder and Bankers Trust, and was also a founding partner of Compass Partners L.L.C., a $930 million private equity fund.  Mr. Marden holds a B.A. degree from Fordham University and received an A.M. and conducted Ph.D. coursework in economics and social science at the University of Chicago.

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

Item 11. — EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides a description and explanation of our compensation philosophy, policies and practices with respect to our Chief Executive Officer and key members of senior management, who are collectively referred to as the named executive officers.

The objectives of our executive compensation philosophy are to attract and motivate key executive personnel who possess the talent, experience and skills necessary for us to execute our strategy and achieve our business plan, to reward those individuals fairly and to retain those individuals who continue to perform at or above our expectations.

Our named executive officers’ performance-based compensation program has three components: a cash-based annual salary, an annual cash incentive bonus award and long-term stock option awards. The incentive components are designed to reward achievement of measurable company, business segment and individual performance objectives and to align our named executive officers’ incentives with stockholder value creation. Our current compensation package is designed to provide a balance between achieving our business objectives and providing competitive compensation to our executives. The equity compensation component is designed to closely align our executives’ pay with the interests of our stockholders.

Except as described below, our Board of Directors has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation. This is due to the relatively small size of our executive team and the need to tailor each executive’s award to attract and retain that executive.

To achieve these objectives, the company has maintained, and expects to further implement and maintain, a compensation plan that ties a substantial portion of our executives’ overall compensation to the achievement of key strategic goals. The company evaluates individual executive performance with a goal of setting compensation at levels we believe are comparable to executives in other companies of similar size and stage of development operating in this industry, while taking into account our relative performance and our own strategic goals.

Elements of Compensation

The principal components of compensation of our named executive officers consist of the following elements:

Base Salary. Base salaries of our named executive officers are determined by evaluating the nature and responsibility of the position, the expertise of the individual and the competitiveness of the market for the executive’s services, also taking into account comparison to internal peers. We review base salaries annually, and adjust them from time to time in order to realign our salaries with market levels, after taking into account individual performance and contributions. An executive’s actual base salary recognizes individual skills, experience, sustained job performance and impact on the organization. This review occurred in the fourth quarter of the previous fiscal year and the first quarter of the current fiscal year.

2006 Incentive Plan. In setting compensation, the company considers annual cash incentives based on company and individual performance to be an important tool in motivating and rewarding the performance of our named executive officers. Performance-based cash incentive compensation is paid to our named executive officers, other than our Chief Executive Officer, pursuant to our incentive bonus program.

The Company has the authority to award discretionary annual bonuses to our executives under the terms of our 2006 Incentive Program, which formalizes our current procedures for granting annual bonus awards to our named executive officers. The bonus plan provides for annual cash bonuses for executives for achievement of corporate and business segment financial and operational goals and for achievement of individual goals and performance objectives. The amount of the cash bonus depends on the level of achievement of the stated corporate, business sector, and individual performance goals such as increased tier penetration, expansion of a business sector, establishment/maintenance of key strategic relationships, repositioning of a product line, or the launch of new products.  Individual targets vary and are set depending upon the individual executive, but are based upon more subjective, non-financial strategic factors related to that executive’s area of responsibility. The quantitative performance measure for all named executive officers to achieve their bonus target in the current fiscal year was based on achievement of 10% of Company EBITDA or 10% of sector contribution margin growth over prior fiscal year. The Chief Executive Officer has the authority to award bonuses, set the terms and conditions of those bonuses and take all other actions necessary for the plan’s administration.

The corporate goals for each named executive officer participating in the Incentive Program are set each year by our Chief Executive Officer and set forth in writing. Individual goals for each named executive officer are set by the Chief Executive Officer during the fourth quarter of the previous year or the early in the current year for each fiscal year. These objectives vary, depending on the role of each individual executive and the sector for which he/she is responsible and relate to financial goals and strategic factors related to all levels of business activity such as EBITDA growth over prior year, contribution growth for sector over prior year and strategic factors related to sales, marketing, editorial and show operations, tied to qualitative scorecard metrics.

The level of achievement of both the corporate and individual goals is monitored on an informal basis by the Chief Executive Officer on an ongoing basis throughout the year. At the end of the year, as part of each named executive officer’s evaluation and compensation review, the assessment of performance of an executive in achieving the individual goals, as well as the executive’s contribution to achieving the corporate goals, is finalized.

The annual bonus is paid in a single installment in the first quarter following the completion of a given fiscal year. Our Board of Directors approves the annual bonus award for the Chief Executive Officer. The Chief Executive Officer reviews his bonus recommendations for the named executive officers’ bonuses with a designated Board member.

Chief Executive Officer. The annual salary, target bonus and maximum bonus for the Chief Executive Officer are set forth in his employment agreement of which the terms were agreed upon by the Board of Directors. To align compensation with our performance, the Chief Executive Officer’s bonus target is equal to his salary. Due to achievement of certain strategic goals in 2006 along with the achievement of budgeted EBITDA, the Board of Directors granted the Chief Executive Officer the maximum bonus. See Individual Executive Employment Agreements and Arrangements section below for additional discussion of the Chief Executive Officer’s compensation.

Long-Term Incentives

We believe that long-term performance is achieved through an ownership culture that encourages long-term participation by our named executive officers in equity-based awards. We utilize stock options to reward long-term performance and to ensure that our named executive officers have a continuing stake in our long-term success and to help align those employees’ interests with the interests of our stockholders. We believe that the use of stock-based awards offers the best approach to achieving those goals.

The authority to make equity-based awards to named executive officers rests with our Board of Directors, which may consider the recommendations of our CEO. The options for our named executive officers are granted by the Board of Directors at regularly scheduled board meetings and the exercise price of our options is established pursuant to the Advanstar Holdings Corp. 2000 Management Incentive Plan, as amended.

Currently, we do not have any program, plan or practice that requires us to grant equity-based awards to senior management annually or on any specified dates.  Named executive officers may be provided with an option grant when they join the company, based upon their position with us and their relevant prior experience. In addition to any initial grant, our Chief Executive Officer recommends, and our Board of Directors grants, additional options to retain our executives in connection with the achievement of corporate goals and strong individual performance. Additional option grants are not communicated to executives in advance.

Options vest between the grant date of the option grant up to a maximum of the ninth anniversary of the grant. Once vested, the options are fully exercisable. Options expire ten years from the grant date. We spread the vesting of our options over a period of years to compensate executives for their contribution over a period of time.

Other Benefits

We believe establishing competitive benefit packages for our employees is an important factor in attracting and retaining highly qualified personnel. We provide our named executive officers with benefits that are generally available to all employees and they are eligible to participate on the same basis as all employees, in all of our employee benefit plans, including company-paid medical, dental and vision, basic group life and accidental death and dismemberment insurance, short and long-term disability, Employee Assistance Program (EAP) and our 401(k) plan.

401(k) Plan

We maintain a retirement savings plan, or a 401(k) Plan, for the benefit of our eligible employees. Employees eligible to participate in our 401(k) Plan are those employees who have attained the age of 21. Currently, employees may elect to defer their compensation up to the statutorily prescribed limit. Highly compensated employee participation levels are limited in accordance with the limits set annually by the IRS.

After an employee has completed one year of service, the company provides a matching contribution up to the first two percent of the participant’s paid compensation. An additional $.25 is matched on each dollar contributed, up to an additional four percent of paid compensation. Company contributions vest in equal installments over five years. An employee’s interests in his or her deferral are 100% vested when contributed. The 401(k) Plan is a qualified plan under Sections 401(a) and 501(a) of the Internal Revenue code. As such, contributions to the 401(k) Plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) Plan, and all contributions are deductible by us when made. We do not offer pension or retirement benefits to any of our named executive officers.

Severance and Change of Control Payments

Certain of our named executive officers have severance or change of control agreements with us triggered by termination of their employment without cause or following a change in our control. Those severance and change of control arrangements are described below.

Executive Time Off

Our named executive officers receive time off in one of two ways, either according to the terms of the Vacation Accrual Policy or pursuant to the terms they negotiated with us in connection with their recruitment. Our named executive officers are expected to manage personal time off in a manner that does not impact performance or achievement of goals. In the event of the termination of an executive officer’s employment and subject to the terms of the Vacation Accrual Policy, the executive officer is entitled to payment of his or her accrued and unused benefit.

Conclusion

Our compensation policies are designed to retain and motivate our named executive officers and to ultimately reward them for outstanding individual and corporate performance.

Subsequent Event

On March 28, 2007, concurrent with the approval of the Merger Agreement, the Board of Directors also approved an amendment to the amended and restated employment agreement and a new severance payment acceleration agreement (“Acceleration Agreement”) with our Chief Executive Officer.

The amendment to the employment agreement would only become effective on consummation of the merger and would reduce the maximum bonus payable to the Chief Executive Officer upon a change of control to $1.0 million.  The Acceleration Agreement provides for a payment of $3.1 million upon completion of the merger in lieu of the amounts to which he was previously entitled under the employment agreement as described below in “—Individual Executive Employment Agreements and Arrangements”. The Acceleration Agreement in essence accelerates these payments and removes the resignation requirement.

Further, upon the closing of the merger, the Chief Executive Officer and our Chairman of the Board and Vice President will receive additional compensation of approximately $0.6 million and $0.2 million in lieu of stock options they otherwise would otherwise been granted.

The Board of Directors also approved change of control bonuses for key executive officers other than our Chief Executive Officer and directors upon closing of the merger. All of our named executives would be eligible for change of control bonuses totaling $1.8 million in the aggregate. Certain directors would be eligible for change of control bonuses totaling $0.6 million in the aggregate.

See “Management’s Discussion and Analysis-Recent Developments-Subsequent Event” for further information on the Merger Agreement.

Board of Directors Compensation Report

The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Board of Directors recommended that the Compensation Discussion and Analysis be included in this annual report.

Board of Directors

James M. Alic
Joseph Loggia

OhSang Kwon

Douglas B. Fox

Charles Pieper
Kamil Salame*

Scott Marden

*Mr. Salame did not participate in
deliberations regarding the Compensation
Discussion and Analysis.

Compensation Tables and Narratives

Summary Compensation

The following table presents specific compensation or components of paid compensation to our “named executive officers,” including Chief Executive Officer, Chief Financial Officers and the three other most highly paid executive officers in the current fiscal year, for the past three fiscal years ended December 31, 2006:

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Non-Equity Incentive Plan Compensation (2) ($)	Option Awards (3) ($)	All Other Compensation ($)		Total ($)
Joseph Loggia	2006	$625,000	$310,273	$627,227	$1,684,979	$8,310		$3,225,789
Chief Executive Officer and	2005	625,000	—	937,500	—	8,010		1,570,510
Director	2004	625,000	—	339,016	—	7,860		971,876

Theodore S. Alpert (4)	2006	71,154	—	37,973	29,063	311		138,501
Vice President-Finance,
Chief Financial Officer
and Assistant Secretary
David W. Montgomey (5)	2006	196,154	—	—	—	640,670	(5)	836,824
Former Vice President	2005	300,000	—	125,766	—	7,682		433,448
Finance Chief Financial	2004	298,462	—	120,000	—	7,388		425,850
Officer and Secretary
Eric I. Lisman	2006	362,000	—	169,626	278,515	8,310		818,451
Executive Vice President —	2005	362,000	—	151,814	—	7,924		521,738
Corporate Development	2004	362,000	—	144,800	—	7,597		514,397

Danile M. Phillips	2006	325,000	—	233,533	209,492	7,525		775,550
Executive Vice President	2005	325,000	—	92,370	—	7,180		424,550
	2004	325,000	—	75,000	—	6,870		406,870

Laura McConnell	2006	299,423	—	144,255	138,047	7,433		589,158
Executive Vice President	2005	285,000	—	111,010	—	7,075		403,085
	2004	283,173	—	112,000	—	3,554		398,727

(1)            Includes bonuses that were granted by the Board of Directors on a discretionary basis. Bonuses are reported in the year earned, even though they are paid in the subsequent year.

(2)            Includes all bonuses paid under provisions of the Management Incentive Plan or determined pursuant to specific employment agreements. Compensation is reported in the year earned, even though it is paid in the subsequent year.

(3)            Options were granted in the current and prior fiscal years.  We follow SFAS 123R.  Under SFAS 123R, our share based awards meet the definition of liability awards and we have adopted the intrinsic value method of accounting for our liability awards.  Accordingly, compensation expense and a related liability are recorded only if the fair value of the shares underlying our share based awards are greater than the awards’ exercise price as of the end of the applicable reporting period.  Compensation expense in 2006 was due to the fair value of our common stock underlying the share based option awards being greater than the exercise price of our options as of December 31, 2006.  Prior to adoption of SFAS 123R, we accounted for our stock options and awards to executives under the provisions of Accounting

Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No compensation expense relating to stock options granted was recorded for fiscal years 2005 and 2004.

(4)            Effective September 12, 2006, Mr. Montgomery resigned from the Company and was replaced by Mr. Theodore S. Alpert as the new Vice President-Finance, Chief Executive Officer and Assistant Secretary.

(5)            Mr. Montgomery signed a separation agreement with the Company which provided for his severance benefits including a $250,000 transition services bonus, 12 months of his base salary of $360,000 and reimbursement premiums paid for COBRA benefits to continue his coverage under the Company’s medical plans for twelve months.

The Company’s 2006 Incentive Program

In the current fiscal year, the named executives, other than our Chief Executive Officer, participated in a company-wide management incentive plan.  The plan is based on an overall target bonus.  An employee can earn more or less than the target bonus depending upon overall company or sector and individual performance.  The overall target bonus is pro-rated between company or sector performance, and individual performance.  For corporate officers, pro-ration under the 2006 plan was 50% of the targeted bonus based upon the Company’s performance (“Company Performance” defined below) and 50% based upon individual employee accomplishments. For officers responsible for a sector, the pro-ration was 50% based upon the growth in contribution margin for the sector (“Sector Performance” defined below), 30% based upon the positioning of the sector for future growth, 10% based upon managing the core sector and 10% based upon individual accomplishments.

Company Performance

The Company Performance component is based on year over year growth of the Company’s actual earnings before interest, taxes, depreciation and amortization and non-cash compensation expense (“EBITDA”) over the prior year. The Company Performance component is calculated as follows:

% of Growth Over 2005	2006 Company EBITDA Target	% of Target Earned (1)
0%	$84,340,000	0%
5%	88,557,000	25%
10%	92,774,000	100%
15%	96,991,000	150%
20%	101,208,000	200%
25%	105,425,000	250%
Over 25%	Over $105,425,000	% on each additional dollar per individual plan (2)

(1)            For growth between 5-10% of the Company Performance target would be earned on a pro rata basis. For every 1% of growth over 10%, 10% of the Company Performance target would be earned. For 2006, the target was $33,400 for the Chief Financial Officer and $149,200 for the Vice President-Corporate Development.

(2)            For 2006, the Chief Financial Officer’s plan was for 0.2% on each additional dollar and the Vice President-Corporate Development’s plan was for 0.88% for each additional dollar.

For fiscal 2006, EBITDA as calculated under the Plan was $95,083,285 and 127% of the targeted bonus was earned.

Sector Performance

The Sector Performance component is based on year over year growth of the sector contribution margin (“Sector-Margin”) for which the executive is responsible.  The Company’s performance for the individual sector performance component is calculated as follows:

% of Growth Over 2005	2006 Fashion Sector Contribution Target	2006 Powersports Sector Contribution Target	% of Target Earned
0%	$50,237,900	$11,661,000	0%
5%	52,749,795	12,244,050	25%
10%	55,261,690	12,827,100	100%
15%	57,773,585	13,410,150	150%
20%	60,285,480	13,993,200	200%
25%	62,797,375	14,576,250	250%
Over 25%	Over $62,797,375	Over $14,576,000	1.5% for Fashion & 6.5% for Powersports on each additional dollar

For growth between 5-10% of the Company’s performance target would be earned on a pro rata basis. For every 1% of growth over 10%, 10% of the Company’s performance target would be earned. For 2006, the target was $150,000 for the Executive Vice President-Fashion Group and $150,800 for the Executive Vice President in charge of the Powersports Group.

For fiscal 2006, Sector-Margin for Fashion as calculated under the Plan was $55,005,150 and 92% of the targeted bonus was earned.  For fiscal 2006, Sector-Margin for Powersports as calculated under the Plan was $14,106,608 and 210% of the targeted bonus was earned.

Other performance measures

The other performance measures are based upon the employee’s performance and is granted at the discretion of the Chief Executive Officer.  The employee may be granted from 0% up to 150% of the targeted incentive for each component. The employee’s individual target may be adjusted at any time by the Chief Executive Officer.

Individual Executive Employment Agreements and Arrangements

Mr. Loggia entered into an employment agreement with Advanstar, Inc. dated as of November 21, 2003, which was amended and restated effective June 22, 2005.  Pursuant to the agreement, Mr. Loggia will continue to act as Chief Executive Officer of Advanstar, Inc. and Advanstar Communications Inc. through December 31, 2007, followed by successive three year employment terms unless terminated by either party in accordance with the agreement.  Mr. Loggia is entitled to an annual base salary of $625,000 and an annual bonus based on Advanstar, Inc.’s EBITDA for any year compared to budget, up to a maximum bonus in any one year of 150% of base salary.  The agreement provides for indemnification to the maximum extent permitted by law.  If Mr. Loggia is terminated by Advanstar, Inc. without “cause” or terminates his employment for “good reason,” each as defined in the agreement, he will be entitled to the continuation of his base salary for a period of two years following his termination, and the greater of his bonus that would have been payable to him had he remained employed through the end of the fiscal year or the annual bonus received by Mr. Loggia in 2004. Mr. Loggia’s agreement also includes provisions triggered by a qualifying change in control, as defined in the agreement, including accelerated vesting of his stock options, and change in control bonus, calculated based upon the effective purchase price per share, and not to exceed $4,000,000. Mr. Loggia’s agreement also provides for $2,000,000 in life insurance coverage of which premiums are to be paid for by the Company. Mr. Loggia also has entered into a new non-compete and confidentiality agreement with Advanstar, Inc.  The non-compete period is one year, during which time Mr. Loggia will continue to receive his base salary unless he was terminated for cause or as a result of his death or disability.  For fiscal 2006, Mr. Loggia earned a $937,500 annual bonus. This bonus was comprised of $627,227 based on 2006 actual EBITDA of $95,083,285 exceeding budgeted EBITDA of $95,015,571 and an additional strategic bonus of $310,273 which was granted by the Board of Directors. If Mr. Loggia would have been involuntarily severed effective December 31, 2006, his severance would have been $1,589,000.

Advanstar, Inc. currently has a severance arrangement with Theodore S. Alpert, our and Advanstar, Inc.’s Vice President-Finance, Chief Financial Officer and Assistant Secretary.  In the event that Mr. Alpert’s employment is involuntarily terminated for any reason other than for cause, the arrangement provides that Mr. Alpert will receive a termination payment equal to twelve months of salary. If Mr. Alpert would have been involuntarily severed effective December 31, 2006, his severance would have been $250,000.

Advanstar, Inc. currently has a severance arrangement with Eric I. Lisman, its Executive Vice President - Corporate Development.  In the event that Mr. Lisman’s employment is terminated for any reason other than for cause or if Mr. Lisman’s principal office location is relocated outside the greater Boston area, the arrangement provides that Mr. Lisman will receive twelve months of severance based on his then current salary, his target bonus and health benefits.  If Mr. Lisman would have been involuntarily severed effective December 31, 2006, his severance would have been $511,200.

Advanstar, Inc. currently has a severance arrangement with Danny Phillips, its Executive Vice President of the powersports and automotive groups.  In the event that Mr. Phillips’ employment is terminated for any reason other than for cause, the arrangement provides that Mr. Phillips will receive six months of severance based on his then current salary. If Mr. Phillips would have been involuntarily severed effective December 31, 2006, his severance would have been $181,000

Advanstar, Inc. currently has a voluntary separation arrangement with Laura McConnell, its Executive Vice President of the fashion groups.  In the event that Ms. McConnell voluntarily resigns with a six month notice period, Ms. McConnell will be eligible to receive (i) twelve months of current base salary as of June 2006 of $300,000, (ii) a target bonus of $150,000; and (iii) up to twelve months of COBRA expenses. The bonus portion will not be paid if resignation occurs within nine months of the payment of an ordinary course annual incentive program bonus. If Ms. McConnell would have been involuntarily severed effective December 31, 2006, her severance would have been $465,000.

For all named executives, if involuntarily severed no further installments of the Options held under the 2000 Management Incentive Plan, and the Options shall expire and may no longer be exercised (to the extent exercisable on the last day of employment or service) after the passage of three months from the last day of employment or service, as the case may be, but in no case later than the scheduled expiration date.

Grants of Plan-Based Awards

The following table sets forth all plan-based awards made by Advanstar (consisting of cash incentive plans and 2000 Management Incentive Plan which grants options to purchase stock of Holdings) during the year ended December 31, 2006 to each of the named executive officers.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/share)		Grant Date Fair Value of Stock and Option Awards ($)
Joseph Loggia	11/20/2006	400,000	$10.00	(1)	$328,000
Theodore S. Alpert	10/25/2006	150,000	10.00	(1)	129,000

(1)            Option exercise price is set by the Board of Directors upon authorization of option to be granted per 2000 Management Incentive Plan.

Option Awards — 2000 Management Incentive Plan

The Plan provides that no individual may be granted in any calendar year awards covering more than 900,000 shares of Holdings common stock. As of December 31, 2006, a maximum of 4,072,789 shares are available for granting to participants under the Plan, of which 3,575,000 have been granted and are outstanding.  The Board of Directors may adjust the number and class of shares available under the Plan to prevent dilution or enlargement of rights in the event of various changes in Holdings’ capitalization.

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

If there is a change in control of Holdings, all unvested time vesting options granted pursuant to the Plan will vest and become immediately exercisable.  A change in control generally means the acquisition by any person or group of persons, other than an affiliate or affiliates of the DLJ Merchant Banking funds, of more than 51% of the outstanding voting securities of Holdings or a sale of all or substantially all of Holdings’ assets.

In the event a holder of options granted pursuant to the Plan ceases to be employed by Holdings or any of its subsidiaries by reason of his or her death, disability or voluntary or involuntary resignation, no further installments of the options will vest and the options shall expire and may not be exercised after the passage of the applicable period described in the Plan (ranging from thirty days to one year from the option holder’s last day of service).  In the event the employment of a holder of options granted pursuant to the Plan is terminated for cause, the options will immediately expire and may no longer be exercised.

Outstanding Equity Awards at December 31, 2006

The following table sets forth, for each of the named executive officers, number of shares underlying the named executive officer’s exercisable and unexercisable stock options as of December 31, 2006.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Joseph Loggia	350,000	50,000	(1)	$10.00	October 11, 2010
Joseph Loggia	77,083	22,917	(1)	10.00	May 20, 2012
Joseph Loggia	460,000	140,000	(1)	10.00	November 12, 2013
Joseph Loggia	200,000	200,000	(1)	10.00	November 20, 2016
Theodore S. Alpert	18,750	131,250	(2)	10.00	October 25, 2016
Eric I. Lisman	90,625	9,375	(1)	10.00	October 11, 2010
Eric I. Lisman	45,312	4,689	(1)	10.00	October 17, 2011
Eric I. Lisman	43,750	6,250	(1)	10.00	May 20, 2012
Daniel M. Phillips	113,281	11,719	(1)	10.00	October 11, 2010
Daniel M. Phillips	21,875	3,125	(1)	10.00	May 20, 2012
Laura McConnell	45,313	4,687	(1)	10.00	October 11, 2010
Laura McConnell	43,750	6,250	(3)	10.00	June 8, 2015

(1)            All unvested options vest on December 31, 2007.

(2)            Unvested options vest at 12.5% of the original grant on October 25, 2007, 3.125% of the original grant on each of the following dates: January 25, 2008, April 25, 2008, July 25, 2008, October 25, 2008, January 25, 2009, April 25, 2009, July 25, 2009, October 25, 2009, January 25, 2010, April 25, 2010, July 25, 2010, and October 25, 2010, and 12.5% of the original grant on October 25, 2007, and 25% on December 31, 2007, and 25% on October 25, 2014.

(3)            Unvested options vest at 3.125% of the original grant on each of the following dates: March 8, 2007, June 8, 2007, September 8, 2007, December 8, 2007, March 8, 2008, June 8, 2008, September 8, 2008, December 8, 2008, March 8, 2009, June 8, 2009, and 12.5% of the original grant on December 31, 2007 and 12.5% on June 8, 2014.

No options were exercised in 2006. Advanstar does not have a pension plan which covers any of the named executive officers.

Director Compensation

The following table presents specific compensation or components paid to our Board of Directors in the current fiscal year.

Name and Principal Position		Fees Earned or Paid in Cash ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
Jim Alic	(2)	$—	$386,291	$—	$386,291
OhSang Kwon		—	—	—	—
Douglas B. Fox	(3)	40,000	38,750	50,000	128,750
Charles Pieper		—	—	—	—
Kamil Salame	(4)	—	—	—	—
Scott Marden	(4)	—	—	—	—
James A Finkelstein	(5)	50,000	—	—	50,000

(1)         Options were granted in the current and prior fiscal years.  We follow SFAS 123R.  Under SFAS 123R, our share based awards meet the definition of liability awards and we have adopted the intrinsic value method of accounting for our liability awards.  Accordingly, compensation expense and a related liability are recorded only if the fair value of the shares underlying our share based awards are greater than the awards’ exercise price as of the end of the applicable reporting period.  Compensation expense in 2006 was due to the fair value of our common stock underlying the share based option awards being greater than the exercise price of our options as of December 31, 2006. Prior to adoption of SFAS 123R, we accounted for our stock options and awards to executives under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No compensation expense relating to stock options granted was recorded for fiscal years 2005 and 2004.

(2)            Mr. Alic did not receive any compensation in 2006 for being on the Board of Directors. However, Mr. Alic received an annual salary and bonus pursuant to his employment agreement with the company.  Mr. Alic entered his employment agreement with Advanstar, which was amended effective March 1, 2002, September 15, 2004 and February 1, 2006.  The amended agreement provides for a fixed term through December 31, 2007, and continuation thereafter upon agreement of the parties. Mr. Alic  will be entitled to an annual base salary of $150,000 and up to a maximum bonus in 2006 and 2007 of 100% of his base salary based on individual performance.  Mr. Alic also entered into a non-competition and confidentiality agreement with Advanstar, Inc.  The non-compete period is one year after termination of employment unless employment is terminated by us without cause or by the executive for good reason, in which case the non-competition period is six months.  During the non-compete period, Mr. Alic may not hire any employee or solicit any tradeshow or publishing business from a third party that has a relationship or contract with us.  Pursuant to the amended agreement, Mr. Alic will also serve as Chairman of the Board.

(3)            Mr. Fox receives an annual retention fee of $40,000 and, through Renaissance Brands, LTD, a company wholly owned by Mr. Fox, a separate annual advisory fee of $40,000, both payable in equal quarterly installments.  In 2006, an additional $10,000 advisory fee was paid to Renaissance Brands, LTD. Mr. Fox is also reimbursed for all reasonable out-of-pocket expenses incurred in connection with his service as a director of the Company.

(4)            In February 2007, Messrs. Salame and Marden were appointed to our Board of Directors. Messrs. Salame and Marden are not compensated for their services as directors of the Company.

(5)            On December 31, 2006, Mr. James Finkelstein resigned as a member of the Board of Directors.  Mr. Finkelstein received an annual retention fee of $50,000.  Mr. Finkelstein was also reimbursed for all reasonable out-of-pocket expenses incurred in connection with his service as a director of the Company.

We currently have no standard arrangements pursuant to which our directors would be compensated for their services as a director.

Compensation Committee Interlocks and Insider Participation

During the periods up to and including 2006, we did not have a compensation committee.  During the fiscal year ended December 31, 2006, Messrs. Loggia and Alic participated in deliberations of our Board of Directors concerning executive officer compensation.

Item 12. — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of our common stock is owned by our parent company, Advanstar, Inc., which is wholly-owned by Advanstar Holdings.  The following table sets forth information with respect to the beneficial ownership of Holdings’ common stock as of April 2, 2007 by (a) any person or group who beneficially owns more than five percent of Holdings common stock, (b) each of our directors and executive officers and (c) all directors and officers as a group.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities and includes shares issuable pursuant to warrants that are exercisable within 60 days of April 2, 2007.  Shares issuable pursuant to warrants are deemed outstanding in computing the percentage held by the person holding the warrants but are not deemed outstanding in computing the percentage held by any other person

	Number of
	Shares of
	Common Stock		Percentage of
	Beneficially		Outstanding
Name of Beneficial Owner:	Owned		Common Stock

DLJ Merchant Banking Partners III, L.P. and related investors	35,966,117	(1)	98.1%

Joseph Loggia	1,087,083	(2)	2.9%

James M. Alic	392,523	(3)	1.1%

R. Steven Morris	90,626	(2)	*

Daniel M. Phillips	135,156	(2)	*

Laura McConnell	92,188	(2)	*

Eric I. Lisman	179,686	(2)	*

Rick Treese	52,500	(2)	*

Theodore S. Alpert	18,750	(2)	*

Douglas B. Fox 223 Wall Street, Box 318 Huntington, New York 11743	25,000	(2)	*

OhSang Kwon Avista Capital Partners 65 East 55th St, 18th Floor New York, NY 10022	—	(4)	—

Charles Pieper DLJ Merchant Banking Partners Inc. Eleven Madison Avenue New York, New York 10010	—	(4)	—

Kamil Salame DLJ Merchant Banking Partners Inc. Eleven Madison Avenue New York, New York 10010	—	(4)	—

Scott Marden DLJ Merchant Banking Partners Inc. Eleven Madison Avenue New York, New York 10010	—	(4)	—

All directors and officers as a group (13 persons)	2,073,512		5.4%

* Represents less than 1% of the outstanding shares of common stock

(1)                                  Consists of 35,100,000 shares held directly by DLJ Merchant Banking Partners III, L.P. and the following related investors: DLJ ESC II, L.P., DLJMB Funding III, Inc., DLJ Offshore Partners III, C.V., DLJ Offshore Partners III-1, C.V., DLJ Offshore Partners III-2, C.V., DLJMB Funding III, Inc. and DLJ Partners III GmbH & Co. KG and warrants to purchase 866,117 shares of common stock issued to DLJ Investment Partners, II, L.P. and the following related investors: DLJ ESC II, L.P., DLJ Investment Funding II, Inc. and DLJ Investment Partners, L.P. See “Item 13. Certain Relationships and Related Party Transactions.”  The address of each of these investors is 11 Madison Avenue, New York, New York 10010, except that the address of Offshore Partners is John B. Gorsiraweg 14, Willemstad, Curacao, Netherlands Antilles.

(2)                                  Consists of shares issuable pursuant to stock options exercisable within 60 days.

(3)                                  Consists of 108,516 shares, warrants to purchase 34,787 shares and 249,220 shares issuable pursuant to stock options exercisable within 60 days.

(4)                                  Shares shown for Messrs. Kwon, Pieper, Salame, and Marden exclude shares shown as held by the DLJ Merchant Banking funds and the DLJ Investment Partners funds, as to which they disclaim beneficial ownership. Mr. Kwon is a partner of Avista Capital Partners, a private equity firm that has been engaged by an affiliate of Credit Suisse Securities (USA) LLC to serve as a consultant to assist in the monitoring of certain DLJ Merchant Banking Partners portfolio companies.  Messrs. Pieper and Salame are employees at Credit Suisse Securities (USA) LLC where they are Managing Directors with DLJ Merchant Banking Partners. Mr. Marden is associated with of DLJ Merchant Banking Partners and is the Chairman of Media Partners, DLJ Merchant Banking Partners, and Credit Suisse Alternative Investments.

The Company has no securities authorized for issuance under equity compensation plans; all equity issued as compensation consists of equity of Holdings.

Item 13. — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Although no formal written policy is in place, our Board of Directors is responsible for reviewing and approving the terms and conditions of all significant related party transactions.

Financial Advisory Fees and Agreements

Advanstar Holdings was acquired by the DLJ Merchant Banking Partners III, L.P. and related funds in October 2000 (“The Acquisition”).

Credit Suisse Securities (USA), LLC (“CSS (USA)”), an affiliate of the DLJ Merchant Banking funds, has received customary fees and reimbursement of expenses in connection with the arrangement and syndication of the Credit Facility and as a lender thereunder.  CSS (USA) acts as our financial advisor and acted as our financial advisor in connection with the sale of the Portfolio Group.  In May 2005, we paid a consulting fee of $1.5 million to CSS (USA) related to this sale. In June 2005, the Company repurchased $7.1 million of its fixed rate notes at par, and $4.6 million of its floating rate notes at a price equal to 107.3% of principal, from CSS (USA) pursuant to our tender offer.  No fees were paid in 2006 or 2004.

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

As of October 11, 2005, the agreement above terminated and the Company no longer pays fees to CSS (USA).

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

The stockholders’ agreement also provides that the DLJ Merchant Banking funds have the right to select three of the members of the Board of directors of Advanstar Holdings, and the DLJ Investment Partners funds will have the right to select one member so long as they maintain ownership of at least 50% of their initial ownership of senior discount notes of Advanstar, Inc. (and thereafter will have rights to an observer).  In addition, the DLJ Merchant Banking funds are permitted to expand Advanstar Holdings’ Board and select all of the additional directors.  Messrs. Kwon, Pieper, Salame, and Marden are the directors selected by the DLJ Merchant Banking funds.  As of December 31, 2006, DLJ Investment Partners no longer owns Advanstar, Inc.’s senior discount notes, so they can no longer select a member of the Board.

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

Item 14. — PRINCIPAL ACCOUNTING FEES AND SERVICES.

Principal Accounting Fees and Services

The Audit Committee engaged PricewaterhouseCoopers LLP (“PwC”) to perform an annual audit of Advanstar’s financial statements in 2005 and 2006.  The following table presents information concerning fees paid to PwC in each of those years.

	2005	2006

Audit fees(1)	$768,844	$492,677
Audit-related fees(2)	88,017	5,000
Tax fees(3)	701,191	326,689
All other fees	1,500	1,500

(1)  These are fees for professional services performed by PwC for (1) the annual audit and quarterly reviews of Advanstar’s consolidated financial statements, (2) statutory audits for subsidiaries outside of the United States, (3) fees related to the audit of the financial statements of the Portfolio Group of which approximately $292 thousand of the 2005 fees were reimbursed by Questex Media Group, Inc., and (4) attributable to audits and post effective amendment (S-1) filings.

(2) These are fees for assurance and related services performed by PwC that are reasonably related to the performance of the audit or review of Advanstar’s financial statements but not described in item (1) above, primarily attributable to 2004 audit of our employee benefit plan, and third-party workpaper reviews.

(3)  These are fees for professional services performed by PwC with respect to tax compliance, tax advice and tax planning.  This includes tax preparation and review services performed in connection with our federal, state and foreign tax returns and tax advice and assistance regarding statutory, regulatory or administrative developments.

Pre-approval Policies and Procedures

The Audit Committee has adopted policies and procedures for pre-approving all work performed by PwC.  Specifically, the policies and procedures prohibit PwC from performing any services for Advanstar or its subsidiaries without the prior specific approval of the audit committee, except that the audit committee pre-approved amounts for PwC services in the following categories for 2006: audit related services, U.S. tax planning and compliance, other tax services and other non-audit services. Services in excess of the limits approved by the Audit Committee must have prior specific approval by the audit committee.

All services provided by PwC in 2006 were pre-approved by the audit committee pursuant to the approval policies described above.  None of such services were approved pursuant to the procedures described in Rule 2-01(c)(7)(i)(C) of Regulation S-X, which waives the general requirement for pre-approval in certain circumstances.

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

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Advanstar Communications Inc., a wholly owned subsidiary of Advanstar, Inc., and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the consolidated financial statements, in 2006 the Company changed the manner in which it accounts for share-based compensation.  As more fully described in Note 14 to the consolidated financial statements, the previously issued financial statements have been revised for all periods to include the balances and operations of Advanstar.com which was merged with the Company during 2006.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
March 29, 2007

Advanstar Communications Inc.

Consolidated Balance Sheets

December 31, 2006 and 2005

(in thousands, except share and per share data)	2006	2005

Assets
Current assets
Cash and cash equivalents	$36,918	$46,609
Accounts receivable, net of allowance of $1,001 and $1,076 at December 31, 2006 and 2005	23,562	24,607
Prepaid expenses	9,280	7,871
Other	1,855	1,965
Total current assets	71,615	81,052

Due from parent	2,595	2,232

Property, plant and equipment, net	25,026	21,306
Intangible and other assets
Goodwill	598,398	594,982
Intangibles and other, net	38,664	62,644
Total intangible and other assets, net	637,062	657,626
Non-current assets held for sale	3,670	4,620
	$739,968	$766,836
Liabilities and Stockholder’s Equity
Current liabilities
Current maturities of long-term debt	$—	$201
Accounts payable	15,556	12,342
Accrued compensation	11,306	7,236
Other accrued expenses	54,730	30,758
Deferred revenue	51,167	46,472
Total current liabilities	132,759	97,009

Long-term debt, net of current maturities	461,868	461,786
Deferred income taxes	39,244	31,500
Other long-term liabilities	2,846	4,933

Commitments and contingencies (Note 10)

Stockholder’s equity
Common stock, $.01 par value, 3,500,000 shares authorized; 1,000,000 shares issued and outstanding at December 31, 2006 and 2005	10	10
Capital in excess of par value	418,254	447,367
Accumulated deficit	(325,875)	(284,182)
Accumulated other comprehensive income	10,862	8,413
Total stockholder’s equity	103,251	171,608
	$739,968	$766,836

The accompanying notes are an integral part of these consolidated financial statements.

Advanstar Communications Inc.
Consolidated Statements of Operations
Years Ended December 31, 2006, 2005, and 2004

(in thousands)	2006	2005	2004
		(As Adjusted—See Note 14)
Revenue	$323,722	$288,913	$271,066
Operating expenses
Cost of production (excluding depreciation)	69,080	56,326	50,958
Selling, editorial and circulation (excluding depreciation)	124,571	112,373	107,219
General and administrative (excluding depreciation)	75,141	40,916	40,633
Restructuring charge (benefit)	2,325	4,771	(4,015)
Depreciation and amortization	32,265	37,755	43,089
Total operating expenses	303,382	252,141	237,884
Operating income	20,340	36,772	33,182
Other income (expense)
Interest expense	(54,751)	(63,058)	(70,991)
Interest income	1,810	1,476	468
Loss on extinguishment of debt (Note 6)	(599)	(12,581)	—
Other (expense) income, net	(240)	80	826
Loss from continuing operations before income taxes	(33,440)	(37,311)	(36,515)
Income tax provision (benefit)	8,334	(2,732)	6,518
Loss from continuing operations	(41,774)	(34,579)	(43,033)

Income (loss) from operations of discontinued businesses, net of tax (Note 4)	81	38,536	(2,155)
Net (loss) income	$(41,693)	$3,957	$(45,188)

The accompanying notes are an integral part of these consolidated financial statements.

Advanstar Communications Inc.
Consolidated Statements of Stockholder’s Equity
Years Ended December 31, 2006, 2005 and 2004

					Accumulated
			Capital in		Other
(in thousands, except share and per	Common Stock		Excess of	Accumulated	Comprehensive
share data)	Shares	Amount	Par Value	Deficit	Income (Loss)	Total

Balances at December 31, 2003 (As Adjusted-See Note 14)	1,000,000	$10	$447,367	$(242,951)	$3,513	$207,939
Comprehensive loss
Net loss	—	—	—	(45,188)	—	—
Translation adjustment	—	—	—	—	2,587	—
Change in unrealized gain on derivative financial instruments	—	—	—	—	145	—

Total comprehensive loss	—	—	—	—	—	(42,456)

Balances at December 31, 2004 (As Adjusted-See Note 14)	1,000,000	10	447,367	(288,139)	6,245	165,483
Comprehensive income
Net income	—	—	—	3,957	—	—
Translation adjustment	—	—	—	—	2,271	—
Change in unrealized gain on derivative financial instruments	—	—	—	—	(103)	—

Total comprehensive income	—	—	—	—	—	6,125

Balances at December 31, 2005	1,000,000	10	447,367	(284,182)	8,413	171,608
Comprehensive income
Net loss	—	—	—	(41,693)	—	—
Translation adjustment	—	—	—	—	2,449	—
Total comprehensive loss	—	—	—	—	—	(39,244)

Dividends to parent	—	—	(29,113)			(29,113)

Balances at December 31, 2006	1,000,000	$10	$418,254	$(325,875)	$10,862	$103,251

The accompanying notes are an integral part of these consolidated financial statements.

Advanstar Communications Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2006, 2005 and 2004

(in thousands)	2006	2005	2004
		(As Adjusted-See Note 14)
Cash flows from operating activities
Net (loss) income	$(41,693)	$3,957	$(45,188)

Adjustments to reconcile net (loss) income to net cash provided by operating activities
Impairment of goodwill	—	—	15,570
Restructure charge	—	—	(4,015)
Impairment of intangible and assets held for sale (Note 4)	950	2,272	—
Write-off of deferred financing costs	599	3,517	—
Depreciation and amortization	32,265	40,718	50,433
Gain on derivative financial instruments	—	(103)	(1,391)
Losses of minority interest holders	—	566	562
Non-cash interest expense	2,398	2,843	3,264
Loss (gain) on disposition of business and other	245	(52,710)	(1,006)
Provision for bad debts	695	1,417	874
Deferred income taxes	7,744	13,250	11,260
Changes in operating assets and liabilities
Accounts receivable	350	(224)	6,060
Inventories	161	507	(708)
Prepaid expenses	(1,409)	24	(506)
Accounts payable and accrued expenses	25,587	(1,958)	(8,161)
Deferred revenue	4,695	(3,926)	(6,902)
Other	3,707	(1,915)	(1,245)
Net cash provided by operating activities	36,294	8,235	18,901
Cash flows from investing activities
Additions to property, plant and equipment	(14,046)	(9,564)	(9,576)
Acquisitions of publications and shows, net of cash acquired	—	(15,561)	(7,915)
Proceeds from sale of assets	17	174,067	24,418
Acquisitions of intangibles, contingent payments, and other	(309)	17	(1,931)
Net cash (used in) provided by investing activities	(14,338)	148,959	4,996
Cash flows from financing activities
Proceeds from revolving credit loan	—	—	6,000
Payments on revolving credit loan	—	—	(14,000)
Proceeds from long-term debt	10,000	—	—
Payments of long-term debt	(9,972)	(152,167)	(3,700)
Deferred financing costs	(1,706)	(168)	(315)
Project grant funds received	—	600	—
Project grant funds distributed	(175)	—	—
Dividends paid to stockholder	(29,113)	—	—
Dividends paid to minority interest holders	—	(900)	(500)
Net cash used in financing activities	(30,966)	(152,635)	(12,515)
Effect of exchange rate changes on cash	(681)	754	576
Net (decrease) increase in cash and cash equivalents	(9,691)	5,313	11,958
Cash and cash equivalents
Beginning of year	46,609	41,296	29,338
End of year	$36,918	$46,609	$41,296

The accompanying notes are an integral part of these consolidated financial statements.

Advanstar Communications Inc.

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

1.                          Nature of Business

The accompanying consolidated financial statements include the accounts of Advanstar Communications Inc., a wholly owned subsidiary of Advanstar, Inc., and its majority owned subsidiaries (collectively, “Advanstar” or the “Company”).  All intercompany accounts and transactions between consolidated entities have been eliminated.

The Company operates and manages shows and conferences; publishes controlled and paid circulation trade, professional and consumer periodicals; and markets a broad range of marketing, direct mail and database products and services.  The Company’s MAGIC Marketplace tradeshows  included in the Fashion and License segment and healthcare and pharmaceutical publications and projects included within the Life Sciences segment generated 30.4% and 33.1% of total revenue in 2006.

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

Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

(in thousands)	2006	2005
Land and improvements	$469	$481
Buildings	4,038	3,850
Furniture, machinery and equipment	48,577	43,519
Leasehold improvements	9,464	7,997
	62,548	55,847
Accumulated depreciation	(37,522)	(34,541)
Property, plant and equipment, net	$25,026	$21,306

Property, plant and equipment is stated at its original cost and is depreciated on the straight-line basis over the following estimated useful lives:

Land improvements	10–15 years
Buildings	20–40 years
Furniture, machinery and equipment	3–10 years
Leasehold improvements	Shorter of useful life or original lease term

Depreciation expense for the years ended December 31, 2006, 2005 and 2004, was $9.7 million, $8.0 million and $8.3 million.

Maintenance and repairs are charged to expense as incurred.  Major betterments and improvements, which extend the useful life of the item, are capitalized and depreciated.  The cost and accumulated depreciation of property, plant and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to operations.

Intangible and Other Assets

Trade exhibitor and advertiser lists are amortized on a double-declining balance method over six years and five years, respectively.  Subscriber lists and other intangible assets are amortized on a straight-line basis over three to ten years.  Trademarks and trade names are amortized on a straight-line basis over twenty years.  The cost and accumulated amortization of trade exhibitor, advertiser and subscriber lists are removed from the related accounts once they are fully amortized.

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

Other Accrued Expenses

Other accrued expenses consisted of the following at December 31:

(in thousands)	2006	2005
Acquisition related compensation	$29,584	$1,348
Interest	11,159	11,261
Deposits and customer advances	7,825	10,292
Income, real estate, and other taxes	3,959	3,953
Benefits and severance	1,199	2,018
Other	1,004	1,886
Total other accrued expenses	$54,730	$30,758

Revenue Recognition

Shows and conferences revenue is recognized in the period in which the event is conducted.  Subscription revenue is recognized on a pro rata basis as publications are issued to fulfill the subscription obligations.  Advertising revenue is recognized when the publication with the respective advertisement is issued.  Revenue from custom projects containing multiple elements is recognized as each element is delivered if sufficient evidence of fair value exists for the undelivered elements.  If sufficient evidence of fair value does not exist, revenue is deferred and not recognized until all elements are delivered.  Deferred revenue is recorded when cash is received in advance of when an event is held, the publication is issued, or the project is completed.  Customer advances are recorded when cash is received in advance of future advertising undesignated to a specific publication issue.

Deferred revenue consisted of the following at December 31:

(in thousands)	2006	2005
Deferred shows and conferences revenue	$41,415	$35,732
Deferred advertising, subscription and project revenue	9,752	10,740
Total deferred revenue	$51,167	$46,472

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

Financial Derivative Instruments

Changes in the fair value of derivative financial instruments are recognized currently in earnings unless specific hedge accounting criteria are met.  For those instruments meeting the hedging criteria, gains and losses are recognized in other comprehensive income rather than in earnings.

Stock-Based Compensation

The Company accounts for stock options awarded to employees as liability awards under SFAS No. 123R, Accounting for Stock-Based Compensation. Accordingly, compensation expense and a related liability is recorded only if the value of the Company’s shares underlying its share based awards are greater than the awards’ exercise price as of the end of the applicable reporting period. See Note 7 for further discussion of the Company’s stock compensation plans.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  Ultimate results could differ from these estimates.  On an ongoing basis, management reviews its estimates, including those affecting doubtful accounts, recovery of goodwill and intangible assets, restructuring, contingent compensation, medical claims accruals and income taxes.  Changes in facts and circumstances may result in revised estimates.

New Accounting Pronouncements

In July 2006 FASB issued Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.  FIN 48 prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.  The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007.  The Company has not completed its evaluation of FIN 48 and the effect its adoption will have on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurement (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. FAS 157 is effective for the Company on January 1, 2008. The Company has not completed its evaluation of FAS 157 and the effect its adoption will have on its consolidated financial statements.

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”). The new standard requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the balance sheet and to recognize changes in that funded status in the year in which the change occurs through comprehensive income. FAS 158 provides for adoption effective December 31, 2007 for companies that do not have publicly traded equity securities.  As such, our consolidated balance sheet as of December 31, 2007 will reflect the funded status of our postretirement benefit plans, with the offset reported in other comprehensive income (loss) in its consolidated balance sheet. If the Company had adopted FAS 158 on December 31, 2006, the Company would have recorded an additional $1.2 million of other long term liabilities and other comprehensive income. Upon its adoption of FAS 158 as of December 31, 2007, the Company does not expect the actual impact to be materially different from this amount.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 had no impact on the Company’s consolidated financial statements.

3.                          Goodwill and Other Intangible Assets

The Company evaluates acquired goodwill for impairment on an annual basis based upon a fair value approach.  Additionally, goodwill is evaluated for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

On July 1, 2006 and 2005, the Company completed its annual goodwill impairment test of each of its three reporting units.  Based on this assessment, which utilized a discounted cash flow method, there was no impairment of goodwill indicated.

The changes in the carrying amount of goodwill for the year ended December 31, by segment, are as follows:

	Fashion &	Life
(in thousands)	Licensing	Sciences	Powersports	Other	Total

Balances at December 31, 2004	$307,708	$188,837	$77,835	$12,587	$586,967
Goodwill acquired or completion of purchase price allocation	8,846	—	1,839	—	10,685
Foreign currency translation	—	—	—	(2,670)	(2,670)
Balances at December 31, 2005	316,554	188,837	79,674	9,917	594,982
Goodwill acquired or completion of purchase price allocation	—	—	331	—	331
Foreign currency translation	—	—	—	3,085	3,085
Balances at December 31, 2006	$316,554	$188,837	$80,005	$13,002	$598,398

Intangible and other assets consist of the following at December 31:

(in thousands)	2006	2005

Trade exhibitor lists	$9,301	$132,936
Advertiser lists	29,680	29,680
Subscriber lists	789	6,023
Trade names and trademarks	19,211	19,211
Other intangible assets	19,972	20,275
Deferred financing costs	16,479	18,668
	95,432	226,793
Accumulated amortization	(56,768)	(164,149)
Total intangible and other assets, net	$38,664	$62,644

Fully amortized intangible assets removed from the related accounts in the year ended December 31, 2006 and 2005 were $129.6 million and $27.7 million. The fully amortized assets primarily consisted of exhibitor lists in 2006 and advertiser lists in 2005.

The allocated fair value of intangible assets acquired during the year ended December 31, 2005 was as follows:

(in thousands)
Trade exhibitor lists	$3,820
Advertiser lists	103
Subscriber lists	—
Trade names and trademarks	1,230
Other intangible assets	1,730
Total intangible assets and other assets acquired	$6,883

Estimated amortization expense of intangible assets for the next five years is as follows:

(in thousands)
2007	$8,471
2008	5,931
2009	1,962
2010	1,601
2011	1,184

Amortization expense for the years ended December 31, 2006, 2005 and 2004, was $22.6 million, $29.8 million and $34.8 million.

4.                          Acquisitions, Divestitures and Dispositions

Acquisitions

All acquisitions (collectively, the “Acquired Businesses”) have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the dates of the acquisitions.  The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill.  Results of operations for the Acquired Businesses have been included in the accompanying consolidated financial statements since their respective dates of acquisition.  The Acquired Businesses have been consummated to expand the Company’s show and publication presence within its existing market sectors and to maximize marketing and customer service infrastructure and expertise.

On September 12, 2005, the Company purchased an off-road consumer event business from Petersen Events Corporation (“Off-Road Expo”) for $2.2 million in cash.  The Company paid $0.1 million in additional cash consideration in November 2006 to the former shareholders based on the actual 2006 operating revenue from the acquired assets.  This contingent consideration was recorded as goodwill on the consolidated balance sheet.

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

On August 19, 2005, the Company purchased Project Global Tradeshow, Inc. (‘‘Project”), a producer of tradeshows serving the fashion industry, for $9.9 million in cash.  The original Project purchase agreement provided for additional contingent cash consideration to be paid to the former owners based on the 2007 and 2008 operating results of Project and required the owners’ continued employment with the Company.  In December 2006, the Company and the former owners of Project agreed to terminate the former owners’ employment with the Company and agreed to settle all their respective rights and obligations under the Project stock purchase agreement and the employment agreement. Under the terms of the amended agreement, the Company made a payment of $28.0 million to the former owners in January 2007.  The $28.0 million consideration was recorded as compensation expense in 2006.

In 2005, the Company completed two other acquisitions of consumer tradeshow businesses with an aggregate purchase price of $0.5 million in cash. The Company accrued $0.2 million in contingent consideration based on 2006 operating results, which was recorded as goodwill on the consolidated balance sheet.

In 2004, the Company purchased a portfolio of pharmaceutical industry conferences and magazines (‘‘IVT’’) for $7.9 million in cash. The Company is obligated to pay contingent consideration based on 2004 and 2005 operating results of the acquired assets and the continued employment of the former shareholders. Consideration payable to the former shareholders is reported as compensation expense in the 2005 and 2004 consolidated statements of operations. The contingent consideration based upon 2004 results was partially paid in 2005 with the remainder paid in 2006.  The contingent consideration based on 2005 results was accrued as an estimate in 2005 and is subject to further negotiation with the former shareholders.  The Company expects the final payout to the former shareholders to be made in 2007.

The Company has recognized acquisition related compensation for the Acquired Businesses as compensation expense in the consolidated statements of operations as follows:

(in thousands)	2006	2005	2004
IVT acquisition related compensation	$—	$740	$1,500
Project acquisition related compensation	28,000	—	—
POOL acquisition related compensation	2,000	—	—

The change in the balance of accrued contingent consideration included in other accrued liabilities in the accompanying consolidated balance sheet is as follows:

(in thousands)
Total
Balance at December 31, 2004	$1,500
Contingent consideration expense	740
Payments to former shareholders	(904)
Balance at December 31, 2005	1,336
Contingent consideration expense	30,000
Contingent consideration recorded as goodwill	331
Payments to former shareholders	(2,083)
Balance at December 31, 2006	$29,584

The pro forma combined operating results of the Acquired Businesses and the Company for the years ended December 31, 2006, 2005 and 2004 are not materially different from the Company’s consolidated results of operations.

Divestitures and Dispositions

The operating results, related income taxes, and any gains or losses of the following divestitures and dispositions (collectively, the “Disposed Businesses”) have been reported in discontinued operations in the consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004.  Interest expense was not allocated to any of the Company’s discontinued operations.

Arenacross

In December 2005, the Company closed on the sale of its Arenacross Championship Series business (“Arenacross”) for a total selling price of $0.2 million. The Company recorded a $0.6 million loss on the sale.  In 2006, the Company incurred an additional $0.2 million in costs related to the sale of Arenacross. These costs were reported in income (loss) from discontinued operations.

Revenue of Arenacross included in discontinued operations in the consolidated statements of operations was $0.9 million for the year ended December 31, 2005. Arenacross had no revenue for the year ended December 31, 2004.

East Coast Fashion Tradeshow Acquired from Larkin-Pluznik-Larkin, LLC

In the second quarter of 2005, the Company discontinued its East Coast Fashion group business (“East Coast Fashion”) and recognized a $2.3 million impairment, which was the carrying value of the related intangible assets.

Revenue of East Coast Fashion included in discontinued operations in the consolidated statements of operations was $0.9 million and $6.1 million for the years ended December 31, 2005 and 2004.

Portfolio Group

On May 23, 2005, the Company completed the sale of virtually all business assets and liabilities associated with its tradeshows and conferences, trade publications and direct marketing products in the following primary industries: Information Technology & Communications, Travel/Hospitality, Beauty, Home Entertainment, Abilities and Portfolio, including the shares of the Company’s Hong Kong subsidiaries.  The shares of the Company’s Brazilian subsidiary were sold to the same buyer in July 2005 after final regulatory approval. Collectively, all of the above properties are referred to as “the Portfolio Group.” The sale price for these assets and shares was $185.0 million in cash less selling expenses and working capital adjustments of $11.2 million.  The Company recorded a gain of $52.9 million on the sale.  In 2006, the Company received a refund of $0.2 million for taxes paid in 2005 related to the gain on sale of the Portfolio Group which was reported in income (loss) from discontinued operations.

Revenue of the Portfolio Group, included in discontinued operations in the consolidated statements of operations, was $49.0 million for the period from January 1, 2005 to May 23, 2005 and $102.5 million for the year ended December 31, 2004.

DMS

On September 8, 2004, the Company sold its German tradeshow business (“DMS”) for $1.7 million in cash.  In connection with the sale, the Company recorded a goodwill impairment charge of $6.2 million.  The amount of the impairment charge was determined based upon the excess of the carrying value of DMS over the selling price, less the costs incurred by the Company to sell DMS.  The Company is continuing to incur accounting and legal fees in connection with the closure of its DMS office. These costs will be reported in income (loss) from discontinued operations.

Revenue of DMS, included in discontinued operations in the consolidated statements of operations, was $0.1 million for the period from January 1, 2004 to September 8, 2004.

SeCA

On August 5, 2004, the Company completed the sale of its 65% ownership in its French joint venture (“SeCA”) for a total selling price of $3.1 million in cash.  In connection with the sale, the Company recorded a goodwill impairment charge of $9.4 million, net of minority interest effect of $5.1 million in the second quarter of 2004.  The impairment charge was determined based upon the excess of the carrying value of the Company’s interest in SeCA over the selling price, less the costs incurred by the Company to sell SeCA.  Subsequent to the sale of SeCA, management changed its reportable segments (see Note 11). The Company’s new reporting segments do not include a segment which would contain the related impairment.

Revenue of SeCA, included in discontinued operations in the consolidated statements of operations, was $2.9 million for the period from January 1, 2004 to August 5, 2004.

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

The financial results of the Disposed Businesses included in the discontinued operations in the accompanying consolidated statements of operations for the years ended December 31 are as follows:

(in thousands)	2006	2005	2004
			(As Adjusted-
			See Note 14)
(Loss) income before income taxes (including goodwill impairment charge and gain on sale)	$(162)	$55,961	$(977)
Income tax (benefit) provision	(243)	16,859	5,442
Minority interests	—	(566)	4,264
Income (loss) from discontinued businesses	$81	$38,536	$(2,155)

The Company allocated goodwill to the Disposed Businesses and included the allocated goodwill in its determined gain or loss on disposal.  Goodwill allocated to the Art Group, Post, and the Portfolio Group is based on the relative fair values of the Disposed Business to the entire reporting unit prior to disposal.  SeCA and DMS were never integrated into the Company’s broader reporting units. Thus, the carrying amount of acquired goodwill for those businesses was included in the calculation of any gain or loss on disposal.

Goodwill allocated to the businesses disposed of and used in the calculation of the gain or loss on sale of the Disposed Businesses was $121.8 million and $23.5 million for the years ended December 31, 2005 and 2004. Subsequent to the sale of the Disposed Businesses, management changed its reportable segments (see Note 11). The Company’s new reporting segments do not include a segment which would contain the goodwill allocated to the Disposed Businesses.

Non-Current Assets Held for Sale

In the second quarter of 2005, the Company committed to a plan to sell its Cleveland office building and land (“the Cleveland Office”). The Company ceased depreciation of these assets, effective the second quarter of 2005. During 2006, the Company recognized a $1.0 million impairment, which is included in general and administrative expense in the accompanying consolidated statements of operations, on the Cleveland Office to write its carrying value down to its estimated selling price less selling costs.  The fair value was estimated  primarily based upon terms of a letter of intent between the Company and a buyer of the building and a portion of the land.  As of December 31, 2006 and 2005, the Company reported this building and land as assets held for sale in the consolidated balance sheet.

5.              Financial Derivative Instruments

The Company has periodically used derivative instruments to manage exposure to interest rate and foreign currency risks.  The Company’s objectives for holding derivatives are to minimize the risks, using what management believes are the most effective methods to eliminate or reduce the impact of these exposures.

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

At December 31, 2006, the Company had no foreign exchange derivative contracts.

Statement of Operations

The following table summarizes the gains included in other income on the Company’s statement of operations related to the ineffective portion of the Company’s interest rate collar agreements and changes in the fair value of foreign exchange contracts not designated as hedging instruments for the years ended December 31:

	Interest Rate	Foreign
	Collar	Exchange
(in thousands)	Agreements	Contracts	Total

Year ended December 31, 2005	$103	$—	$103

Year ended December 31, 2004	$1,319	$71	$1,390

6.              Debt

Credit Facility

The Company is party to a credit facility (the “Credit Facility”) with a group of financial institutions acting as lenders. On May 24, 2006, the Company amended and restated its existing credit facility. The amended Credit Facility reduced the revolving loan from $60.0 million to $50.0 million, added a $10.0 million Term Loan, modified or eliminated certain restrictive covenants and extended the maturity date from April 2007 to May 2009 for the entire Credit Facility.  The Credit Facility is guaranteed by the Company’s parent, Advanstar, Inc., its parent, Advanstar Holdings Corp. (“Holdings”), and by the Company’s domestic subsidiaries and is collateralized by first priority liens on substantially all of the assets of the Company and the guarantors.  As a result of the amendment and restatement of the Credit Facility, the Company expensed unamortized deferred finance costs of $0.6 million and capitalized additional deferred finance costs of $1.7 million.

The Credit Facility contains restrictive covenants, including limitations on certain asset dispositions, dividends, investments and other restricted payments.  Failure to comply with the covenants could cause an event of default under the Credit Facility.  The Company incurs a daily commitment fee of 0.5% and 1.25% per annum for unused revolving loan availability and standby letters of credit, respectively. As of December 31, 2006, the Company had $1.6 million of standby letters of credit, which reduced borrowings available under the Credit Facility to $48.4 million.

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

The fixed rate notes are fully and unconditionally guaranteed on a senior basis, jointly and severally, by the Company’s wholly owned domestic subsidiaries and collateralized by second priority liens on substantially all the collateral pledged against borrowings under the Company’s Credit Facility (other than the capital stock of certain of its subsidiaries and assets of its parent companies, Advanstar, Inc., and Holdings, the parent company of Advanstar, Inc.).  The covenants under the notes include limitations on certain asset dispositions, liens, debt incurrence, dividends, investments and other restricted payments.

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

In August 2006, the Company used a portion of the proceeds from the Term Loan to redeem all of its remaining $9.8 million of outstanding floating rate notes at par.  As a result of the redemption, the Company recognized a $0.1 million loss on extinguishment of debt related to the redemption due to the write off of unamortized deferred financing costs.

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

Long-term debt consists of the following at December 31:

(in thousands)	2006	2005

Revolving Credit Facility, interest at LIBOR plus 2.5%; due 2009	$—	$—
Term loan, interest at LIBOR plus 2.5%; 7.82% at December 31, 2006 due 2009	10,000	—
Second priority senior secured floating rate notes, interest at LIBOR plus 7.5%	—	9,872
10.75% Second priority senior secured notes, due 2010, plus unamortized premium of $533 and $680 at December 31, 2006 and 2005	291,868	292,015
Senior subordinated notes, interest at 12.00%, due 2011	160,000	160,000
Acquisition note	—	100
	461,868	461,987
Less: Current maturities	—	(201)
	$461,868	$461,786

Based on the borrowing rates currently available to the Company for debt instruments with similar terms and average maturities, the fair value of long-term debt exceeded its carrying value by $29.1 million and $35.3 million at December 31, 2006 and 2005.

Cash paid for interest for the years ended December 31, 2006, 2005 and 2004 was $52.4 million, $60.4 million and $67.2 million.

Annual maturities of long-term debt for the next five years (excluding amortization of premium) are as follows:

(in thousands)
2007	$—
2008	—
2009	10,000
2010	291,335
2011	160,000
$461,335

7.              Stockholder’s Equity

2000 Management Incentive Plan

On October 12, 2000, Holdings, adopted the 2000 Management Incentive Plan (“the Plan”).  A maximum of 4,072,789 shares of Holdings are authorized for grant to participants under the Plan.  Options are granted by Holdings’ board of directors at an exercise price of not less than the fair value of Holdings common stock at the date of grant and vest over a maximum of nine years. Certain options vest upon a change of control, as defined, and vesting of all options can be accelerated at any time at the sole discretion of the Company’s Board of Directors.  Shares available for grant under the Plan totaled 497,789 at December 31, 2006.

A summary of stock option activity under the Plan is as follows:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price

Outstanding at December 31, 2005	3,965,000	10.00
Granted	875,000	10.00
Cancelled	(1,265,000)	10.00
Outstanding at December 31, 2006	3,575,000	$10.00

At December 31, 2006, the outstanding stock options had a weighted average remaining contractual life of 5.8 years and an exercise price of $10.00 per option.  Of the options outstanding at December 31, 2006, 2,353,018 were exercisable with a remaining contractual life of 4.9 years, and an exercise price of $10.00 per option.

On January 1, 2006, the Company adopted Statements of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”).  Under SFAS 123R, the Company’s share based awards meet the definition of liability awards.  As allowed under the provisions of this statement for entities not meeting the public company definition, the Company adopted the intrinsic value method of accounting for its liability awards.  Accordingly, compensation expense and a related liability is recorded to the extent the fair value of the Company’s shares underlying its share based awards are greater than the awards’ exercise price as of the end of the applicable reporting period.

As of December 31, 2006, management estimated that the fair value of Holdings' common stock underlying all stock option awards exceeded the exercise price.  Accordingly, compensation expense of $3.6 million ($0.4 million selling, editorial and circulation and $3.2 million general and administrative) relating to the intrinsic value of stock option awards was included in the consolidated statement of operations for the year ended December 31, 2006.

Prior to January 1, 2006, the Company accounted for its stock options and awards to employees under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No compensation expense relating to stock options was recorded in the consolidated statement of operations for the years ended December 31, 2005 and 2004.

As of December 31, 2006, the aggregate intrinsic value of all stock options outstanding was $5.5 million. Any change in the aggregate intrinsic value of vested stock options will be included in operations in the period of the change. As of December 31, 2006, the aggregate intrinsic value of unvested stock options was $1.9 million, which, subject to any changes in the intrinsic value of the options, will be charged to operations as the options vest.  As of December 31, 2006 the weighted-average remaining vesting term of unvested options was 2.4 years, although earlier vesting may occur based upon terms of the Plan.

8.              401(k) Plan

The Company has a 401(k) savings plan and trust (the “401(k) Plan”) available to employees of the Company and its domestic subsidiaries.  All domestic employees who are at least 21 years of age are eligible to participate in the 401(k) Plan.  The Company is required to make a matching contribution, after the employee completes one year of service, to the 401(k) Plan and may make discretionary contributions to the 401(k) Plan.  Eligible employees are vested 100% in their own contributions.  Contributions made by the Company vest in equal installments over five years.  Total contribution expense was $1.1 million, $1.4 million, and $1.6 million for the years ended December 31, 2006, 2005 and 2004.

9.              Income Taxes

The Company’s taxable income or loss is included in the consolidated federal income tax return of Holdings.  Federal income taxes are paid or refunded pursuant to the terms of a tax-sharing agreement under which taxes approximate the amount that would have been computed on a separate company basis.  Taxes payable to Advanstar, Inc. of $2.7 million at December 31, 2006 and 2005 are included in Due from parent in the accompanying consolidated balance sheet.

Cash paid for income taxes during the years ended December 31, 2006, 2005 and 2004 was $0.7 million, $0.9 million and $0.2 million.

The summary of loss from continuing operations before (benefit) provision for income taxes was as follows for the years ended December 31:

(in thousands)	2006	2005	2004
			(As Adjusted-
			See Note 14)

Domestic	$(33,500)	$(35,460)	$(36,266)
Foreign	60	(1,851)	(249)
	$(33,440)	$(37,311)	$(36,515)

The (benefit) provision for income taxes is comprised of the following for the years ended December 31:

(in thousands)	2006	2005	2004

Current
Federal	$—	$—	$—
State	570	14	7
Foreign	20	(675)	20
Deferred	7,744	(2,071)	6,491
Total provision (benefit)	$8,334	$(2,732)	$6,518

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

Significant components of the Company’s deferred income taxes were as follows at December 31:

(in thousands)	2006	2005

Net current deferred tax asset
Accounts receivable	$336	$467
Accrued expenses and other	5,428	5,204
Stock option compensation	1,368	—
Prepaid and other	(1,712)	(1,037)
Total net current deferred tax asset	5,420	4,634
Net noncurrent deferred tax asset
Property, plant and equipment	1,515	1,246
Identifiable intangible assets	22,245	17,575
Goodwill	(39,244)	(31,500)
Deferred change in tax capitalization versus book expense	11,063	—
U.S. net operating loss carryforwards	41,028	39,252
Foreign jurisdiction net operating loss carryforwards	10,424	8,600
AMT credit carryforwards	510	453
Total net noncurrent deferred tax asset	47,541	35,626
Valuation allowance	(92,205)	(71,760)
Net deferred income tax liabilities	$(39,244)	$(31,500)

The Company has established a valuation allowance to offset all of the net deferred tax assets.  The amortization of goodwill for income tax purposes resulted in the tax basis of goodwill being less than the carrying value for financial reporting purposes.  Because goodwill is not amortized for financial reporting purposes, the Company has established a deferred tax liability equal to this tax effected basis difference of $39.2 million and $31.5 million at December 31, 2006 and 2005 and has increased the valuation allowance by the same amount. All goodwill additions in 2006 related to additional contingent cash consideration paid on 2005 acquisitions (see Note 4) is expected to be deductible for tax purposes.

At December 31, 2006 and 2005, the Company had net operating loss carryforwards of $151.0 million and $130.1 million.  Of these losses, $26.1 million and $21.5 million are related to losses generated by the Company’s operations in foreign tax jurisdictions whose use are subject to the tax laws of such foreign jurisdictions and will be limited by the ability of such foreign entities to generate taxable income.  Of the total operating loss carryforwards at December 31, 2006, $26.1 million have no expiration date and $124.9 million expire at various dates beginning in 2021.  The Company has recorded a valuation allowance to offset the potential tax benefits of the loss carryforwards and all other deferred tax assets because their realization is uncertain based on the Company’s operating history. In the event of a change in ownership, there could be a limitation on net operating loss carryforwards.

A reconciliation of the Company’s (benefit) provision for income taxes at the federal statutory rate to the reported income tax (benefit) provision is as follows:

(in thousands)	2006	2005	2004
			(As Adjusted-
			See Note 14)

Income tax benefit at statutory rates	$(11,704)	$(13,059)	$(14,630)
Change in valuation allowance	20,445	3,352	17,228
State taxes, net of federal benefit	(836)	(933)	(1,045)
Foreign rate differential	42	345	213
Permanent difference due to sale of Portfolio Group	—	7,382	—
Permanent difference due to discontinuation of East Coast Fashion Group	—	852	—
Other permanent differences	248	280	1,006
Other, net	139	(951)	3,746
(Benefit) provision for income taxes	$8,334	$(2,732)	$6,518

10.       Commitments and Contingencies

Leases

The Company has long-term operating leases for office space and office equipment.  The leases generally require the Company to pay maintenance, insurance, taxes and other expenses in addition to minimum annual rentals.  Building and equipment rent expense, including an allocation of certain facility operating expenses net of sublease rent income of $1.8 million, $2.7 million, and $0.2 million, was $7.1 million, $7.0 million and $9.1 million for the years ended December 31, 2006, 2005 and 2004.  Future minimum rent commitments under operating leases with initial terms of one year or more are as follows:

(in thousands)

2007	$4,726
2008	4,497
2009	3,060
2010	2,682
2011	2,119
Thereafter	5,832

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

11.       Segments

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” In 2006, the Company undertook a strategic change in the monitoring and management of the business to better reflect management’s focus and commitment to its three industry-focused segments: Fashion & Licensing, Life Sciences, and Powersports.  This change was prompted as a result of a substantial change in the business organization following the divestiture of the Portfolio Group (see Note 4).  The Company has included its non reportable operating segments in Other.  Prior to this strategic change, the Company’s reportable segments were by product type rather than by market sector as currently is being reported.  The Company has restated its segment information for 2005 and 2004 to reflect the new reportable segments.

The Company evaluates the performance of, and allocates resources to, its segments based on contribution margin, which is a non-GAAP measure — defined as revenue less cost of production; selling, editorial and circulation; and certain allocated general and administrative costs.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  The segments derive revenue from shows and conferences; trade, professional and consumer periodicals; marketing, direct mail and database products and services; and electronic media products.  There are no inter-segment sales or transfers.  Assets are not allocated to segments and therefore have not been presented.  Revenue and contribution margins from continuing operations of the Company’s reportable segments are as follows for the years ended December 31:

(in thousands)	2006	2005	2004
			(As Adjusted-
			See Note 14)
Revenue
Life Sciences	$155,688	$146,884	$145,597
Fashion & Licensing	110,627	89,999	79,982
Powersports	44,670	39,489	34,098
Other	12,737	12,541	11,389
Total	$323,722	$288,913	$271,066

Contribution margin
Life Sciences	$50,665	$46,138	$42,493
Fashion & Licensing	59,879	52,140	47,870
Powersports	13,668	11,678	11,375
Other	1,103	5,904	7,012

The reconciliation of total segment contribution margin to consolidated loss from continuing operations before income taxes is as follows:

(in thousands)	2006	2005	2004
			(As Adjusted-
			See Note 14)

Total segment contribution margin	$125,315	$115,860	$108,750
General and administrative expense unallocated to segment operations	(70,385)	(36,562)	(36,494)
Restructuring charge	(2,325)	(4,771)	4,015
Depreciation and amortization	(32,265)	(37,755)	(43,089)
Other expense (primarily interest)	(53,780)	(74,083)	(69,697)
Loss from continuing operations before income taxes	$(33,440)	$(37,311)	$(36,515)

The Company’s revenue from continuing operations by product type is as follows for the three years ended December 31:

(in thousands)	2006	2005	2004
			(As Adjusted-
			See Note 14)
Revenue
Shows and conferences	$144,193	$122,239	$107,089
Publications	155,715	148,214	148,408
Other products	23,814	18,460	15,569
	$323,722	$288,913	$271,066

Other products include direct marketing, direct mail and database products and services, and electronic media products.

Financial information relating to the Company’s revenue from continuing operations by geographic area is as follows for the years ended December 31:

(in thousands)	2006	2005	2004
			(As Adjusted-
			See Note 14)
Revenue
United States	$312,975	$280,059	$262,618
International	10,747	8,854	8,448
	$323,722	$288,913	$271,066

12.       Restructuring Activities and Contract Termination Costs

Restructuring

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

In June 2006, the Company entered into a lease modification and surrender agreement for approximately 60% of its vacated office space in New York, NY.  Under the terms of the agreement, the Company paid the lessor $2.8 million in cash, the lease covering the surrendered space was terminated and the Company has no further future lease obligations for the surrendered space.  In June 2006 the Company adjusted its accrual for this space based upon the terms of the agreement and recorded a reduction of operating expenses of $0.1 million.

During 2005 the Company terminated 117 employees from the Company in connection with the sale of the Portfolio Group and the reorganization of the Company’s operating and support department management team. The Company took a charge to operations during the year ended December 31, 2005 for severance and other termination costs.

In 2001, the Company’s parent integrated many of the sales, marketing, technology and operating functions of Advanstar.com with the Company and its core activities in publishing, shows and direct marketing products.  These restructuring activities were completed by the end of 2001, except for facility lease costs from the facility Advanstar.com vacated.  The facility lease obligation was settled in May 2004 for less than amounts owed under the lease.  A $4.0 million favorable settlement (net of fees and related expenses) of the lease obligation was recognized as a reduction in operating expenses in 2004.

Restructuring charges incurred are as follows for the years ended December 31:

(in thousands)	2006	2005	2004
			(As Adjusted-
			See Note 14)
Facility exit costs	$2,339	$2,499	$—
Advanstar.com lease settlement	—	—	(4,015)
Employee severance and other termination costs	(14)	2,272	—
Restructuring charge (benefit)	$2,325	$4,771	$(4,015)

The change in restructuring accruals is as follows (in thousands):

(in thousands)	Facility Exit Costs	Employee Severance	Total

Balance at December 31, 2004	$1,827	$—	$1,827
Restructuring charge	2,499	2,272	4,771
Utilized-cash	(914)	(1,465)	(2,379)
Balance at December 31, 2005	3,412	807	4,219
Restructuring charge	2,339	(14)	2,325
Utilized-cash	(4,585)	(766)	(5,351)
Balance at December 31, 2006	$1,166	$27	$1,193

The restructuring accrual balance in the accompanying consolidated balance sheet is $1.2 million and $4.2 million at December 31, 2006 and 2005, of which $0.5 million and $2.1 million is in other accrued expenses at December 31, 2006 and 2005, and $0.7 million and $2.1 million is in other long-term liabilities at December 31, 2006 and 2005.

Long-Term Contract Termination

In October 2006, the Company and one of its vendors entered into an agreement to terminate a long-term contract originally effective through December 31, 2008.  The termination agreement calls for a termination fee of $1.9 million to be paid by the Company in March 2007 and provides for services to be performed by the vendor through April 1, 2007.  The Company took a charge to operations of $1.9 million during the fourth quarter of 2006, which is included in accounts payable in the accompanying consolidated balance sheet.

13.       Related-Party Transactions

Financial Advisory Fees and Agreements

In May 2005, the Company paid a consulting fee of $1.5 million to Credit Suisse Securities (USA), LLC (“CSS (USA)”), affiliate of Credit Suisse Corporation (“CS Corp.”), an affiliate of the DLJ Merchant Banking funds, related to the sale of the Portfolio Group (see Note 4).

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

The restricted payments covenants in the Company’s Senior Secured Notes indenture and Senior Subordinated Notes indenture provide that the Company can pay dividends only if its leverage ratio (as defined) is 6.0 to 1.0 or better and only from a “basket” defined as the amount by which the Company’s cumulative EBITDA (as defined) since January 1, 2001 exceeds 150% of the Company’s cumulative interest expense in that period plus other items including proceeds from equity offerings. The Company cannot provide assurance that its results will allow it to make future distributions in light of these restrictions.  Failure to pay the interest on these notes will be a default under the notes and also result in a default under the Company’s Credit Facility, which could have a material adverse effect on the Company’s financial position, results of operations, and cash flows and/or could impact the Company’s ability to continue to operate without an amendment or restructuring of its Credit Facility and the notes.  Notwithstanding the leverage ratio limitation on restricted payments, the Company can make restricted payments in an aggregate amount of up to $20 million to Advanstar, Inc., none of which has been used as of December 31, 2006.  Both on March 14, 2006 and on October 14, 2006 the Company declared and paid a dividend of $12.9 million to Advanstar, Inc. to be used for its April 2006 and October 2006 interest payments for its Discount Notes.  Debt service on the discount notes will be $25.8 million in 2007.  Although there can be no assurance, the Company expects its results will allow it to continue to make dividend payments to Advanstar, Inc., to satisfy its debt service obligations.  In February 2007, the Company declared a dividend of $12.9 million payable to Advanstar, Inc. to be used for servicing its April 2007 debt obligations.

Stockholder dividend

In July 2006, Holdings entered into a stock purchase agreement with the Company’s former Chief Executive Officer.  Pursuant to the agreement, Holdings agreed to repurchase all of the shares of its common stock held by the former CEO and he surrendered all of his stock options in exchange for a $3.3 million payment.  The Company declared and paid a $3.3 million dividend to its stockholder, Advanstar, Inc., for purposes of funding this transaction.

14.       Advanstar.com merger

In December 2006, the Company’s management completed the legal merger of Advanstar.com, Inc. (“Advanstar.com”) and the Company. Prior to the merger, Advanstar.com was an affiliate of the Company, wholly owned by the Company’s parent. Because the Company and Advanstar.com are under common control, this transaction was accounted for as a combination of entities under common control and, accordingly, the Company did not establish a new basis of accounting in the assets or liabilities of Advanstar.com. The Company’s reported results from prior periods have been restated to include the financial results of Advanstar.com.

On January 1, 2005, the Company began consolidating the operations of Advanstar.com with its operations upon the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”).  As a result of the adoption of FIN 46R, the Company had recorded a $4.6 million gain, which was reported as a cumulative effect of accounting change in the first quarter of 2005. As a result of the legal merger described above, the Company’s 2005 consolidated statement of operations no longer reflects this cumulative effect.

Prior to adoption of FIN 46R, the Company recorded advances and notes issued to Advanstar.com as an operating expense in the Company’s consolidated statement of operations.  These advances and notes were used by Advanstar.com in support of its operations, including the purchase of depreciable assets.  Accordingly, there was a difference in the timing of when the advances and notes resulted in expenses reflected in the consolidated statements of operations of the Company and Advanstar.com.  As a result of the merger accounting described above, this difference resulted in an adjustment to reduce the Company’s consolidated net loss for the year ended December 31, 2004.

The merger of Advanstar.com resulted in an adjustment to net income as reported for the years ended December 31, 2005 and 2004 and for the quarter ended March 31, 2005 as follows:

	Year Ended		Quarter Ended
	December 31,		March 31,
(in thousands)	2005	2004	2005

Net income (loss) as previously reported	$8,575	$(51,163)	$6,145
Prior period adjustment for merger of Advanstar.com	(4,618)	5,975	(4,618)
Net income (loss) as adjusted	$3,957	$(45,188)	$1,527

The 2005 and 2006 quarterly operating results, other than the quarter ended March 31, 2005, were not adjusted as a result of the merger of Advanstar.com.

The merger of Advanstar.com resulted in an adjustment to stockholder’s equity as reported as of December 31, 2004 and 2003 as follows:

(in thousands)	2004	2003

Accumulated deficit as previously reported	$(292,757)	$(241,594)
Prior period adjustment for merger of Advanstar.com	4,618	(1,357)
Accumulated deficit as adjusted	$(288,139)	$(242,951)

The merger of the Company and Advanstar.com had no effect on stockholder’s equity as reported for any quarters in fiscal 2005 and 2006.

The merger of the Company and Advanstar.com had an immaterial effect on the Company’s consolidated statement of cash flows for the years ended December 31, 2005 and 2004 and fiscal 2005 and 2006 quarters.

15.  Subsequent Event

On March 28, 2007, the Board of Directors of Holdings, unanimously approved, and Holdings entered into, a definitive merger agreement (“Merger Agreement”) among Holdings, VSS-AHC Consolidated Holdings Corp. (“Buyer”), VSS-AHC Acquisition Corp. (“Merger Sub”), being a wholly owned subsidiary of the Buyer, and DLJ Merchant Banking III, Inc., as the stockholders’ representative.  Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, as of the closing of the merger, the Merger Sub will be merged with and into Holdings, with Holdings being the surviving corporation.

The aggregate purchase price is approximately $1.142 billion subject to deductions for costs of the outstanding debt of Holdings and its subsidiaries, certain transaction expenses, change of control payments and certain other liabilities of Holdings and its subsidiaries.  Additionally, the purchase price is subject to post-closing adjustment specified in the Merger Agreement based on the working capital of Holdings upon the closing of the merger.  As a result of the merger, Holding’s shares of common stock will be converted into the right to receive the applicable merger consideration in cash at the closing, subject to the post-closing working capital adjustment.  The outstanding options of Holdings, including those issued to the Company’s employees and directors, will be cancelled at closing and option holders will receive the same per share merger consideration in cash as the holders of common stock receive, net of the exercise price of the option and subject to the post-closing working capital adjustment.

Under the Merger Agreement, as soon as practicable after signing, Holdings has agreed to cause the Company to commence a tender offer and consent solicitation for its outstanding 10-3/4% Second Priority Senior Secured Notes due 2010 and 12% Senior Subordinated Notes due 2011 and to cause Advanstar, Inc. to commence a tender offer for its outstanding 15% Senior Secured Discount Notes due 2011.

16.       Supplemental Guarantor Condensed Consolidating Financial Statements

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

Advanstar Communications Inc.
Condensed Consolidating Balance Sheets
December 31, 2006

(in thousands)	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$32,246	$3,463	$1,209	$—	$36,918
Accounts receivable, net	20,516	1,396	1,650	—	23,562
Prepaid expenses	5,230	3,772	278	—	9,280
Other	1,817	—	38	—	1,855
Total current assets	59,809	8,631	3,175	—	71,615
Non-current assets
Due from parent	2,595	—	—	—	2,595
Property, plant and equipment, net	20,784	4,078	164	—	25,026
Deferred tax asset	(40)	1,127	—	(1,087)	—
Intangible and other assets, net	356,797	254,904	25,361	—	637,062
Investments in subsidiaries	543,334	—	—	(543,334)	—
Intercompany receivable	—	290,972	—	(290,972)	—
Non-current assets held for sale	3,670	—	—	—	3,670
	$986,949	$559,712	$28,700	$(835,393)	$739,968
Liabilities and Stockholder’s Equity
Current liabilities
Current maturities of long-term debt	$—	$—	$—	$—	$—
Accounts payable	11,649	2,528	1,379	—	15,556
Accrued liabilities	60,225	5,484	327	—	66,036
Deferred revenue	23,041	27,806	320	—	51,167
Total current liabilities	94,915	35,818	2,026	—	132,759
Long-term debt, net of current maturities	461,868	—	—	—	461,868
Deferred income taxes and other long-term liabilities	41,955	1,087	135	(1,087)	42,090
Intercompany payable	284,960	—	6,012	(290,972)	—
Stockholder’s equity
Common stock	10	8	353	(361)	10
Capital in excess of par value	418,254	448,112	48,704	(496,816)	418,254
(Acccumulated deficit) retained earnings	(325,875)	74,687	(39,392)	(35,295)	(325,875)
Accumulated other comprehensive income (loss)	10,862	—	10,862	(10,862)	10,862
Total stockholder’s equity	103,251	522,807	20,527	(543,334)	103,251
	$986,949	$559,712	$28,700	$835,393	$739,968

Advanstar Communications Inc.

Condensed Consolidating Statements of Operations

Year Ended December 31, 2006

		Guarantor	Nonguarantor		Consolidated
(in thousands)	Communications	Subsidiaries	Subsidiaries	Eliminations	Total

Revenue	$207,904	$105,071	$10,747	$—	$323,722
Operating expenses
Cost of production and selling, editorial and circulation	136,967	48,510	8,174	—	193,651
General and administrative	71,861	2,222	1,058		75,141
Restructuring charge	2,325	—	—	—	2,325
Depreciation and amortization	18,940	12,813	512	—	32,265
Total operating expenses	230,093	63,545	9,744	—	303,382
Operating (loss) income	(22,189)	41,526	1,003	—	20,340
Other income (expense)
Interest income (expense), net	(52,963)	—	22	—	(52,941)
Other expense, net	128	(2)	(965)	—	(839)
(Loss) income from continuing operations operations before income taxes	(75,024)	41,524	60	—	(33,440)
(Benefit) provision for income taxes	(7,873)	16,216	(9)	—	8,334
Equity in earnings of subsidiaries	25,377	—	—	(25,377)	—
(Loss) income from continuing operations	(41,774)	25,308	69	(25,377)	(41,774)
Income (loss) from operations of discontinued business, net of tax	81	—	29	(29)	81
Net (loss) income	$(41,693)	$25,308	$98	$(25,406)	$(41,693)

Advanstar Communications Inc.
Condensed Consolidation Statements of Cash Flows
Year Ended December 31, 2006

(in thousands)	Communications	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Cash flows from operating activities
Net (loss) income	$(41,693)	$25,308	$98	$(25,406)	$(41,693)
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Equity in earnings of subsidiaries	(25,406)	—	—	25,406	—
Deferred income taxes	10,376	(2,632)	—	—	7,744
Depreciation and amortization	18,940	12,813	512	—	32,265
Other non-cash items	4,644	146	97	—	4,887
Change in working capital items	63,550	(30,918)	459	—	29,444
Net cash provided by operating activities	30,411	4,717	1,166	—	36,294
Cash flows from investing activities
Additions to property, plant and equipment	(11,186)	(2,808)	(52)	—	(14,046)
Proceeds from sale of assets and other	(296)	4	—	—	(292)
Net cash used in investing activities	(11,482)	(2,804)	(52)	—	(14,338)
Cash flows from financing activities
Payments of long-term debt, net	28	—	—	—	28
Dividends paid to shareholder	(29,113)	—	—	—	(29,113)
Project grant funds distributed	—	(175)	—	—	(175)
Deferred financing costs	(1,706)	—	—	—	(1,706)
Net cash used in financing activities	(30,791)	(175)	—	—	(30,966)
Effect of exchange rate changes on cash	—	—	(681)	—	(681)
Net (decrease) increase in cash and cash equivalents	(11,862)	1,738	433	—	(9,691)
Cash and cash equivalents
Beginning of year	44,108	1,725	776	—	46,609
End of year	$32,246	$3,463	$1,209	$—	$36,918

Advanstar Communications Inc.

Condensed Consolidating Balance Sheets

December 31, 2005

		Guarantor	Nonguarantor		Consolidated
(in thousands)	Communications	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$44,108	$1,725	$776	$—	$46,609
Accounts receivable, net	23,140	446	1,021	—	24,607
Prepaid expenses	6,539	1,136	196	—	7,871
Other	1,929	—	36	—	1,965
Total current assets	75,716	3,307	2,029	—	81,052
Non-current assets
Due from parent	2,232	—	—	—	2,232
Property, plant and equipment, net	18,360	2,778	168	—	21,306
Deferred tax asset	3,217	502	—	(3,719)	—
Intangible and other assets, net	368,693	266,246	22,687	—	657,626
Investments in subsidiaries	515,479	—	—	(515,479)	—
Intercompany receivable	—	259,760	(5,423)	(254,337)	—
Non-current assets held for sale	4,620	—	—	—	4,620
	$988,317	$532,593	$19,461	$(773,535)	$766,836
Liabilities and Stockholder’s Equity
Current liabilities
Current maturities of long-term debt	$201	$—	$—	$—	$201
Accounts payable	10,948	449	945		12,342
Accrued liabilities	29,625	8,086	283	—	37,994
Deferred revenue	23,585	22,840	47	—	46,472
Total current liabilities	64,359	31,375	1,275	—	97,009
Long-term debt, net of current maturities	461,786	—	—	—	461,786
Deferred income taxes and other long-term liabilities	36,227	3,719	206	(3,719)	36,433
Intercompany payable	254,337	—	—	(254,337)	—
Stockholder’s equity
Common stock	10	8	353	(361)	10
Capital in excess of par value	447,367	448,112	48,704	(496,816)	447,367
(Accumulated deficit) retained earnings	(284,182)	49,379	(39,490)	(9,889)	(284,182)
Accumulated other comprehensive income (loss)	8,413	—	8,413	(8,413)	8,413
Total stockholder’s equity	171,608	497,499	17,980	(515,479)	171,608
	$988,317	$532,593	$19,461	$(773,535)	$766,836

Advanstar Communications Inc.

Condensed Consolidating Statements of Operations

Year Ended December 31, 2005

		Guarantor	Nonguarantor		Consolidated
(in thousands)	Communications	Subsidiaries	Subsidiaries	Eliminations	Total
	(As Adjusted-See Note 14 )
Revenue	$202,463	$77,596	$8,854	$—	$288,913
Operating expenses
Cost of production and selling, editorial and circulation	131,223	30,855	6,621	—	168,699
General and administrative	36,771	1,733	2,412		40,916
Restructuring charge	4,771	—	—	—	4,771
Depreciation and amortization	22,100	14,967	688	—	37,755
Total operating expenses	194,865	47,555	9,721	—	252,141
Operating income	7,598	30,041	(867)	—	36,772
Other income (expense)
Interest income (expense), net	(61,611)	1	28	—	(61,582)
Other expense, net	(11,412)	(76)	(1,013)	—	(12,501)
(Loss) income from continuing operations before income taxes	(65,425)	29,966	(1,852)	—	(37,311)

(Benefit) provision for income taxes	(14,410)	11,669	9	—	(2,732)
Equity in earnings of subsidiaries	16,436	—	—	(16,436)	—
(Loss) income from continuing operations	(34,579)	18,297	(1,861)	(16,436)	(34,579)
Income (loss) from operations of discontinued business, net of tax	38,536	—	1,795	(1,795)	38,536
Net income (loss)	$3,957	$18,297	$(66)	$(18,231)	$3,957

Advanstar Communications Inc.

Condensed Consolidating Statements of Operations

Year Ended December 31, 2005

		Guarantor	Nonguarantor		Consolidated
(in thousands)	Communications	Subsidiaries	Subsidiaries	Eliminations	Total
	(As Adjusted-See Note 14)

Cash flows from operating activities
Net income (loss)	$3,957	$18,297	$(66)	$(18,231)	$3,957
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Equity in earnings of subsidiaries	(18,231)	—	—	18,231	—
Gain on derivative financial instruments	(103)	—	—	—	(103)
Write-off of deferred financing costs	3,517				3,517
Impairment of intangible assets	2,272	—	—	—	2,272
Deferred income taxes	18,261	(5,011)	—	—	13,250
Depreciation and amortization	24,791	14,967	960	—	40,718
Other non-cash items	(67,482)	321	19,277	—	(47,884)
Change in working capital items	35,510	(14,517)	(28,485)	—	(7,492)
Net cash provided by (used in) operating activities	2,492	14,057	(8,314)	—	8,235
Cash flows from investing activities
Additions to property, plant and equipment	(7,485)	(2,048)	(31)	—	(9,564)
Acquisitions of publications and shows	(4,677)	(10,884)	—	—	(15,561)
Proceeds from sale of assets and other	172,984	—	1,100	—	174,084
Net cash provided by (used in) investing activities	160,822	(12,932)	1,069	—	148,959
Cash flows from financing activities
Payments of long-term debt	(152,167)	—	—	—	(152,167)
Dividends paid to minority interest holders	(900)	—	—	—	(900)
Project grant refunds received	—	600	—	—	600
Deferred financing costs	(168)	—	—	—	(168)
Net cash used in (provided by) financing activities	(153,235)	600	—	—	(152,635)
Effect of exchange rate changes on cash	—	—	754	—	754
Net increase (decrease) in cash and cash equivalents	10,079	1,725	(6,491)	—	5,313
Cash and cash equivalents
Beginning of year	34,029	—	7,267	—	41,296
End of year	$44,108	$1,725	$776	$—	$46,609

Advanstar Communications Inc.

Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 2004

(in thousands)	Communica tions	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
	(As Adjusted-See Note 14)

Revenue	$194,262	$68,356	$8,448	$—	$271,066
Operating expenses
Cost of production and selling, editorial and circulation	127,089	25,318	5,770	—	158,177
General and administrative	37,506	1,750	1,377	—	40,633
Restructure charge	(4,015)	—	—	—	(4,015)
Depreciation and amortization	28,365	13,967	757	—	43,089
Total operating expenses	188,945	41,035	7,904	—	237,884
Operating income	5,317	27,321	544	—	33,182
Other income (expense)
Interest expense, net	(70,527)	—	4	—	(70,523)
Other income (expense), net	1,671	(49)	(796)	—	826
(Loss) income from continuing operations before income taxes	(63,539)	27,272	(248)	—	(36,515)

(Benefit) provision for income taxes	(3,688)	10,206	—	—	6,518
Equity in earnings of subsidiaries	16,818	—	—	(16,818)	—

(Loss) income from continuing operations	(43,033)	17,066	(248)	(16,818)	(43,033)

(Loss) income from operations of discontinued business, net of taxes	(2,155)	—	(15,197)	15,197	(2,155)
Net (loss) income	$(45,188)	$17,066	$(15,445)	$(1,621)	$(45,188)

Adanstar Communications Inc.
Condensed Consolidated Statements of Cash Flows
Year Ended December 31, 2004

		Guarantor	Nonguarantor		Consolidated
(in thousands)	Communications	Subsidiaries	Subsidiaries	Eliminations	Total
	(As Adjusted-See Note 14)

Cash flows from operating activities
Net (loss) income	$(45,188)	$17,066	$(15,445)	$(1,621)	$(45,188)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Equity in earnings of subsidiaries	(1,621)	—	—	1,621	—
Gain on derivative financial instruments	(1,391)	—	—	—	(1,391)
Impairment of goodwill	—	—	15,570	—	15,570
Deferred income taxes	16,346	(5,086)	—	—	11,260
Depreciation and amortization	34,596	13,967	1,870	—	50,433
Other non-cash items	(509)	113	75	—	(321)
Change in working capital items	18,155	(23,151)	(6,466)	—	(11,462)

Net cash provided by (used in) operating activities	20,388	2,909	(4,396)	—	18,901
Cash flows from investing activities
Additions to property, plant and equipment	(8,013)	(1,309)	(254)	—	(9,576)
Acquisitions of publications and shows, net	(7,915)	—	—	—	(7,915)
Proceeds from sale of assets and other	20,332	(1,600)	3,755	—	22,487
Net cash provided by (used in) investing activities	4,404	(2,909)	3,501	—	4,996
Cash flows from financing activities
Payments of long-term debt, net	(11,700)	—	—	—	(11,700)
Dividends paid to minority interest holders	(500)	—	—	—	(500)
Deferred financing costs	(315)	—	—	—	(315)
Net cash used in financing activities	(12,515)	—	—	—	(12,515)
Effect of exchange rate changes on cash	118	—	458	—	576
Net increase (decrease) in cash and cash equivalents	12,395	—	(437)	—	11,958
Cash and cash equivalents
Beginning of year	21,632	—	7,706	—	29,338
End of year	$34,027	$—	$7,269	$—	$41,296

2.   Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

Advanstar Communications Inc.

Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period
		Additions

Allowance for doubtful accounts
Year Ended December 31,

2006	$1,076,000	$695,000	$—	$770,000	$1,001,000
2005	785,000	1,406,000	—	1,115,000	1,076,000
2004	838,000	605,000	—	658,000	785,000

(1)             Uncollectible accounts written off.

All other financial schedules are omitted because they are not applicable or the information is included in the financial statements or related notes.

3.  Exhibits

Exhibit No.	Document

2.1

Asset Purchase Agreement among Thomson Healthcare Inc., Global Information Licensing Corporation and Advanstar Communications Inc. dated as of August 22, 2003 (Previously filed as an exhibit to Advanstar, Inc.’s Current Report on Form 8-K filed on October 16, 2003 and incorporated by reference herein)

2.1.1

Amendment No. 1 dated October 1, 2003 to the Asset Purchase Agreement dated as of August 22, 2003 among Thomson Healthcare Inc., Global Information Licensing Corporation and Advanstar Communications Inc. (Previously filed as an exhibit to Advanstar, Inc.’s Current Report on Form 8-K filed on October 16, 2003 and incorporated by reference herein)

2.2

Asset and share purchase agreement dated April 2, 2005 between Advanstar, Inc. and its subsidiaries and Questex Media Group, Inc. (Previously filed as an exhibit to Advanstar, Inc.’s Current Report on Form 8-K filed on April 6, 2005 and incorporated by reference herein)

2.3

Agreement and Plan of Merger dated as of March 28, 2007 among Advanstar Holdings Corp., VSS-AHC Consolidated Holdings Corp., VSS-AHC Acquisition Corp., and DLJ Merchant Banking Funds III, Inc. (Previously filed as an exhibit to the Company’s current report on Form 8-K dated March 28, 2007 and incorporated by reference herein)

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

10.1

Advanstar Holdings Corp. 2000 Management Plan Incentive dated as of October 11, 2000 (as amended September 17, 2002, December 10, 2002, April 19, 2005 and September 30, 2005) (Previously filed as an exhibit to Advanstar, Inc.’s Current Report on Form 8-K filed on April 21, 2005 and October 5, 2005 and incorporated by reference herein) +

10.1.1

Form of Award Agreement under Advanstar Holdings Corp. 2000 Management Incentive Plan (filed as an exhibit to Advanstar, Inc.’s Annual Report on Form 10-K for 2004 and incorporated by reference herein)+

10.2	Advanstar Holdings Corp. Shareholders Agreement dated as of October 11, 2000 (Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for 2000 and incorporated by reference herein)

10.2.1

First Amendment and Waiver to Shareholders’ Agreement dated as of February 21, 2001 (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (333-59284) and incorporated by reference herein)

10.2.2

Second Amendment and Waiver to Stockholders’ Agreement dated as of April 4, 2001  (Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (333-59284) and incorporated by reference herein)

10.3

Second Amended and Restated Credit Agreement dated as of May 24, 2006. (Previously filed as an exhibit to the Company’s  Current Report on Form 8-K dated May 24, 2006 and incorporated by reference herein)

10.3.1

First amendment to the Second Amended and Restated Credit Agreement, dated as of November 29, 2006. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated November 29, 2006 and incorporated by reference herein)

10.4

Severance Payment Agreement dated as of March 28, 2007 between Advanstar, Inc. and Joseph Loggia (Previously filed as an exhibit to the Company’s current report on Form 8-K dated March 28, 2007 and incorporated by reference herein)+

10.5

Employment Agreement, dated August 14, 2000, between Advanstar, Inc. and James M. Alic. (Previously filed as Exhibit 10.2 to Form 10-Q of Advanstar, Inc. filed with the Securities and Exchange Commission on November 14, 2000, and incorporated by reference herein) +

10.5.1

Amendment to Employment Agreement, effective March 1, 2002, between Advanstar, Inc. and James M. Alic (Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for 2001 and incorporated by reference herein) +

10.5.2

Amendment to Employment Agreement, effective September 15, 2004, between Advanstar, Inc. and James M. Alic (Filed as an exhibit to Advanstar, Inc.’s Annual Report on Form 10-K for 2004 and incorporated by reference herein) +

10.5.3

Amendment to Employment Agreement No. 3, effective February 1, 2006, between Advanstar, Inc. and James M. Alic. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 27, 2006 and incorporated by reference herein) +

10.6	Employees’ 401(k) Plan and Trust, as amended (Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (333-57201) and incorporated by reference herein) +
10.7

Letter Agreement dated August 18, 2006 between Advanstar Communications Inc. and Theodore S. Alpert. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated August 28, 2006 and incorporated by reference herein) +

10.8

Employment Agreement dated November 21, 2003 between Advanstar, Inc. and Joseph Loggia (Previously filed as an exhibit to the Company’s Registration Statement (333-109648) and incorporated by reference herein) +

10.8.1

Amended and restated employment agreement by and between Advanstar, Inc., and Joseph Loggia dated April 1, 2005 (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 28, 2005 and incorporated by reference herein) +

10.8.2

Amendment to the Amended and Restated Employment agreement by and between Advanstar, Inc., and Joseph Loggia dated March 28, 2007  (Previously filed as an exhibit to the Company’s current report on Form 8-K dated March 28, 2007 and incorporated by reference herein)+

10.9	Direct Investment Plan dated as of October 11, 2000 (Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for 2001 and incorporated by reference herein) +
10.10

Advisory Agreement, effective December 10, 2002, between Advanstar, Inc. and Douglas B. Fox (Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for 2002 and incorporated by reference herein) +

10.10.1

Letter Agreement by and between Advanstar Holdings Corp., and Douglas B. Fox dated March 6, 2006. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 29, 2006 and incorporated by reference herein) +

10.11	Agreement dated June 15, 2006 between Advanstar Communications Inc. and Laura McConnell + *
10.12

Agreement, dated February 19, 1999, by and among Advanstar, Inc., Advanstar Communications Inc. and Eric I. Lisman (Previously filed as an exhibit to the Company’s Annual Report on Form 10-K/A for 2002 and incorporated by reference herein) +

10.13	Agreement dated September 3, 1996 between Advanstar Communications Inc. and Danny Phillips + *
12.1	Computation of Ratio of Earnings to Fixed Charges *
21.1	Subsidiaries of Advanstar Communications Inc. (Previously filed as an exhibit to the Company’s Registration Statement (333-137798) and incorporated by reference herein) +

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a)/15d-14(a)*
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a)/15d-14(a)*
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of the United States Code*
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of the United States Code*

*              Filed herewith

+              Denotes management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanstar Communications Inc.
By:
/s/ Ted S. Alpert
Name: Ted S. Alpert
Title:Vice President - Finance,
Chief Financial Officer

Date: April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the dates indicated below.

Signature	Title	Date

/s/ James M. Alic	Chairman of the Board and Director	April 2, 2007
James M. Alic

/s/ Joseph Loggia	Chief Executive Officer and Director	April 2, 2007
Joseph Loggia
Vice President-Finance, Chief Financial
/s/ Ted S. Alpert	Officer, Assistant Secretary and Principal	April 2, 2007
Ted S. Alpert	Accounting Officer

/s/ OhSang Kwon	Director	April 2, 2007
OhSang Kwon

/s/ Douglas B. Fox	Director	April 2, 2007
Douglas B. Fox

/s/ Charles Pieper	Director	April 2, 2007
Charles Pieper

Director
Kamil Salame

/s/ Scott Marden	Director	April 2, 2007
Scott Marden